Form 10-Q
period 2006-03-31
Somaxon Pharmaceuticals, Inc.
filed 2006-05-11
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12750 High Bluff Drive, Suite 310, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
(858) 509-3670
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 2, 2006 was 18,045,366.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$83,142,538	$100,918,088
Short-term investments	10,513,204	3,047,086
Other current assets	1,871,733	1,923,466

Total current assets	95,527,475	105,888,640
Property and equipment, net	194,454	190,045
Other assets	177,259	177,259

Total assets	$95,899,188	$106,255,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,408,283	$11,881,616
Accrued liabilities	676,992	919,090

Total current liabilities	15,085,275	12,800,706

Commitments and contingencies: (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,045,366 shares issued and outstanding at March 31, 2006 and December 31, 2005	1,804	1,804
Additional paid-in capital	147,924,444	150,802,850
Deferred compensation	—	(3,801,897)
Deficit accumulated during the development stage	(67,088,179)	(53,547,519)
Accumulated other comprehensive loss	(24,156)	—

Total stockholders’ equity	80,813,913	93,455,238

Total liabilities and stockholders’ equity	$95,899,188	$106,255,944

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			August 14, 2003
			(inception)
	Three months ended March 31,		through
	2006	2005	March 31, 2006
Operating expenses
License fees	$153,750	$113,710	$5,193,815
Research and development	12,294,125	2,046,084	48,988,654
Marketing, general and administrative expense	2,200,073	888,470	9,935,330
Remeasurement of Series C warrant liability	—	—	5,648,612

Total operating expenses	14,647,948	3,048,264	69,766,411

Loss from operations	(14,647,948)	(3,048,264)	(69,766,411)
Interest and other income	1,107,288	59,614	2,678,232

Net loss	(13,540,660)	(2,988,650)	(67,088,179)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86,102)

Net loss applicable to common stockholders	$(13,540,660)	$(2,988,650)	$(67,174,281)

Basic and diluted net loss applicable to common stockholders per share	$(0.75)	$(5.85)
Shares used to calculate net loss applicable to common stockholders per share	17,936,113	510,999
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2006 (unaudited)

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of common stock for cash to founders at $0.0006 per share in August.	—	$—	—	$—	583,333	$58	$292	$—	$—	$—	$350
Issuance of Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,281,538	2,281,538	—	—	—	—	—	—	2,281,538
Net Loss	—	—	—	—	—	—	—	—	(1,463,182)	—	(1,463,182)

Balance at December 31, 2003	—	—	2,281,538	2,281,538	583,333	58	292	—	(1,463,182)	—	818,706

Issuance of Series A convertible preferred stock for cash at $1.00 per share in January	—	—	18,462	18,462	—	—	—	—	—	—	18,462
Issuance of Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97,295	—	—	23,000,000	22,902,705	—	—	—	—	—	—	22,902,705
Issuance of common stock in April at $1.20 per share for license agreement	—	—	—	—	84,058	8	100,862	—	—	—	100,870
Common stock issued from exercise of stock options	—	—	—	—	55,833	6	3,494	—	—	—	3,500
Deferred compensation associated with stock option grants	—	—	—	—	—	—	110,917	(110,917)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13,425	—	—	13,425
Expense related to non-employee stock options	—	—	—	—	—	—	14,205	—	—	—	14,205
Net Loss	—	—	—	—	—	—	—	—	(13,597,770)	—	(13,597,770)

Balance at December 31, 2004	—	—	25,300,000	25,202,705	723,224	72	229,770	(97,492)	(15,060,952)	—	10,274,103

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2006 (unaudited)

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152,712	48,148,455	64,847,703	—	—	—	—	—	—	—	—	—
Series C proceeds allocated to warrant instrument	—	(647,684)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant instrument.	—	—	—	—	—	—	6,296,296	—	—	—	6,296,296
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86,102	—	—	—	—	(86,102)	—	—	—	(86,102)
Issuance of common stock in initial public offering at $11.00 per share in December 2005, net of issuance costs of $5,179,780	—	—	—	—	5,000,000	500	49,819,720	—	—	—	49,820,220
Conversion of redeemable convertible preferred stock into common stock	(48,148,455)	(64,286,121)	—	—	8,024,721	802	64,285,319	—	—	—	64,286,121
Conversion of convertible preferred stock into common stock	—	—	(25,300,000)	(25,202,705)	4,216,661	422	25,202,283	—	—	—	—
Common stock issued from exercise of stock options	—	—	—	—	80,760	8	176,672	—	—	—	176,680
Deferred compensation associated with stock option grants	—	—	—	—	—	—	4,741,609	(4,741,609)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037,204	—	—	1,037,204
Expense related to non-employee stock options	—	—	—	—	—	—	137,283	—	—	—	137,283
Net loss	—	—	—	—	—	—	—	—	(38,486,567)	—	(38,486,567)

Balance at December 31, 2005	—	$—	—	$—	18,045,366	$1,804	$150,802,850	$(3,801,897)	$(53,547,519)	$—	$93,455,238

Net loss	—	—	—	—	—	—	—	—	(13,540,660)	—	(13,540,660)
Change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(24,156)	(24,156)

Comprehensive loss											(13,564,816)
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,801,897)	3,801,897	—	—	—
Stock option expense under SFAS No. 123R	—	—	—	—	—	—	867,333	—	—	—	867,333
Expense related to non-employee stock options	—	—	—	—	—	—	34,597	—	—	—	34,597
Vesting of early exercised stock options	—	—	—	—	—	—	21,561	—	—	—	21,561

Balance at March 31, 2006	—	$—	—	$—	18,045,366	$1,804	$147,924,444	$—	$(67,088,179)	$(24,156)	$(80,813,913)

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

				Period from
				August 14, 2003
				(inception)
	Three Months Ended March 31,			through
	2006		2005	March 31, 2006
Cash flows from operating activities
Net loss		$(13,540,660)	$(2,988,650)	$(67,088,179)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		19,795	8,537	96,320
Expense related to stock option issuance		901,930	137,160	2,104,047
Issuance of stock for license agreement		—	—	100,870
Remeasurement of Series C warrant		—	—	5,648,612
Loss on disposal of equipment		—	—	1,782
Changes in operating assets and liabilities
Other current assets		51,733	(32,503)	(1,871,733)
Other assets		—	10,018	(177,259)
Accounts payable		2,526,667	(983,474)	14,408,283
Accrued liabilities		(220,537)	(633,558)	629,326

Net cash used in operating activities		(10,261,072)	(4,482,470)	(46,147,931)

Cash flows from investing activities
Purchases of property and equipment		(24,204)	(10,249)	(292,556)
Purchases of short-term investments		(7,552,024)	—	(10,599,110)
Sales and maturities of short-term investments		61,750	—	61,750

Net cash used in investing activities		(7,514,478)	(10,249)	(10,829,916)

Cash flows from financing activities
Issuance of common stock, net of issuance costs		—	—	49,820,570
Issuance of preferred stock, net of issuance costs		—	—	90,050,408
Exercise of stock options		—	—	249,407

Net cash provided from financing activities		—	—	140,120,385

Increase (Decrease) in cash and cash equivalents		(17,775,550)	(4,492,719)	83,142,538
Cash and cash equivalents at beginning of the period		100,918,088	12,835,318	—

Cash and cash equivalents at end of the period		$83,142,538	$8,342,599	$83,142,538

Supplemental disclosure of noncash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$		$—	$86,102
Conversion of preferred stock into common stock upon completion of initial public offering	$		$—	$89,487,602
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
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
     To date, the Company has in-licensed three product candidates. The lead product candidate, SILENOR™ (doxepin hydrochloride), is in Phase III clinical trials for the treatment of insomnia. The product candidate nalmefene hydrochloride is in a Phase II/III clinical trial for the treatment of pathological gambling and a Phase II clinical trial for smoking cessation. The Company is also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. The Company intends to continue to build a portfolio of product candidates that target psychiatric and neurological diseases and disorders, focusing on products that are currently commercialized outside the United States, approved in the United States but with significant commercial potential for proprietary new uses, new dosages, alternative delivery systems, or in late stages of clinical development.
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
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2005.
Share-Based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Prior to adoption of SFAS No. 123(R), the Company accounted for stock-

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized to the extent that the price of the underlying common stock, as determined in the retrospective fair value analysis performed in conjunction with the Company’s initial public offering, exceeded the exercise price of the stock options at the date of grant.
     In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). The Company has two share-based payment plans: the employee stock purchase plan and the stock option plan. SFAS No. 123(R) is applicable only to the Company’s stock options as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective method, prior period financial statements are not restated for the impact of SFAS No. 123(R). Stock options granted prior to the adoption of SFAS
No. 123(R), but not yet fully vested at the time of adoption, are included in compensation expense based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123. SFAS No. 123(R) requires compensation expense to be reduced for an estimate of forfeitures such that expense is recognized for those stock options which ultimately vest. This is consistent with the Company’s pro-forma accounting under SFAS No. 123; however the Company did not use an estimated forfeiture rate when recognizing compensation expense under APB 25. The cumulative effect from adopting SFAS No. 123(R), with the forfeiture rate applied to the compensation expense recorded under APB 25, was immaterial.
     SFAS No. 123(R) requires the fair value of share-based payment awards to be estimated on the date of grant using an option-pricing model. The Company uses the Black-Scholes valuation model to estimate the fair value of employee stock options. One of the inputs required in the Black-Scholes valuation model is a measure of expected future volatility. The Company’s stock did not have a readily available market prior to its initial public offering in December 2005, causing a relatively short history of data for determining volatility. Consequently, the Company made an estimate of its volatility based on comparable companies to arrive at its grant date calculated value for stock options.
     The Company recognizes the calculated value of the portion of the awards that are ultimately expected to vest over the requisite service period, which is the vesting period for the Company’s stock options, on a straight line basis. Stock-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the three months ended March 31, 2006 was $867,333 of which $182,800 was included in research and development expense and $684,533 was included in marketing, general and administrative expense. Pro-forma stock based compensation as determined under FAS No. 123 was $194,032 for the three month period ended March 31, 2005. See Note 3 for additional information.
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
Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (Loss), requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to stockholders’ equity, which

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
for Somaxon consists specifically of changes in unrealized gains and losses on securities classified as available-for-sale. The Company reports comprehensive income (loss) in the statement of redeemable convertible preferred stock and stockholders’ equity.
Segment Information
     Management has determined that the Company operates in one reportable segment which is the development and commercialization of pharmaceutical products.
Net Loss per Share
     Net loss applicable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Basic EPS excludes the effects of common stock equivalents. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents using the treasury-stock method to the extent they are dilutive. Common stock equivalents include convertible preferred stock, options, and warrants. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in basic and dilutive loss per share applicable to common stockholders to be equivalent. The Company did not have any common shares issued for nominal consideration as defined under the terms of SAB No. 98, which would be included in EPS calculations. The following table summarizes the Company’s EPS calculations.

	Three months ended March 31,
	2006	2005
Numerator:
Net loss	$(13,540,660)	$(2,988,650)

Denominator:
Weighted average common shares	18,009,030	670,721
Weighted average unvested common shares subject to repurchase	(72,917)	(159,722)

Denominator for basic and diluted net loss per share	17,936,113	510,999

Basic and diluted net loss per share	$(0.75)	$(5.85)

Outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Convertible preferred shares	—	4,216,661
Options to purchase common stock	2,167,922	429,250
Common stock subject to repurchase	100,867	194,652

Total outstanding anti-dilutive securities not included in diluted net loss per share calculation	2,268,789	4,840,563

     At March 31, 2005, the Company had 2,300,000 and 23,000,000 shares of Series A and Series B convertible preferred stock issued and outstanding. During the Company’s initial public offering in December 2005, these shares were converted into 4,216,661 shares of common stock at a ratio of six shares of preferred stock into one share of common stock. No preferred shares were issued and outstanding at March 31, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     As discussed above, the Company adopted SFAS No. 123(R) on January 1, 2006, which requires stock option expense to be recognized in the Statement of Operations. Prior to adoption of SFAS No. 123(R), stock based compensation was accounted for using the intrinsic value method prescribed under APB 25. The pro-forma net loss disclosed pursuant to requirements of SFAS No. 123 approximated the net loss and net loss per share that would have resulted had the Company applied the provisions of SFAS No. 123(R) in prior periods. The following table provides pro-forma net loss and pro-forma net loss per share under SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) for comparative purposes.

	Three months ended March 31,
	2006	2005
Net loss applicable to common stock holders as reported	$(13,540,660)	$(2,988,650)
Add: Stock-based employee compensation expense included in net loss	N/A	130,065
Less: Stock-based employee compensation expense using fair value method	N/A	(194,032)

Pro-forma net loss applicable to common stockholders	$(13,540,660)	$(3,052,617)

Basic and diluted net loss applicable to common stockholders per share as reported	$(0.75)	$(5.85)
Pro-forma basic and diluted net loss applicable to common stockholders per share	$(0.75)	$(5.97)
Note 2. Composition of Certain Balance Sheet Items
Other Current Assets
     Other current assets consist of the following:

	March 31,	December 31,
	2006	2005
Deposits	$682,519	$768,275
Prepaid clinical research fees	543,720	952,282
Prepaid insurance	497,876	72,387
Other current assets	147,618	130,522

Total other current assets	$1,871,733	$1,923,466

Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2006	2005
Office furniture and equipment	$170,438	$169,002
Computer equipment	119,610	96,842

Property and equipment, at cost	290,048	265,843
Less: accumulated depreciation	(95,594)	(75,798)

Property and equipment, net	$194,454	$190,045

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     Depreciation expense was $19,795, and $8,537 for the three month periods ended March 31, 2006 and 2005, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2006	2005
Accrued license fees	$127,500	$138,750
Accrued compensation and benefits	327,674	610,863
Refundable proceeds from unvested exercised stock options	47,666	69,227
Accrued professional fees	168,902	95,000
Other accrued liabilities	5,250	5,250

Total accrued liabilities	$676,992	$919,090

Note 3. Share-based compensation
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company has initially reserved 300,000 shares of common stock for issuance under the ESPP and it contains an “evergreen provision” that allows for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As of March 31, 2006, no shares were issued under the ESPP.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and independent directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares. As a result of the Company’s IPO in December 2005, no additional options will be granted under the 2004 Plan and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Equity Incentive Award Plan (the “2005 Plan”).
     In November 2005, the stockholders approved the 2005 Plan. As of March 31, 2006, 2,000,000 shares of common stock were reserved for issuance under the 2005 Plan, plus an additional 25,073 shares from stock options which were available for issuance under the 2004 Plan. In addition, the 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.
     The Company’s stock options generally vest over a period of between one and four years and have a ten year term. Certain of the stock options were exercised in advance of becoming vested. Unvested shares obtained from

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
the early exercise of stock options are subject to repurchase by the Company at the original exercise price in the event of termination or separation. The Company recognized a liability for the proceeds received from the exercise of unvested options of $47,666 and $69,227 at March 31, 2006 and December 31, 2005, respectively. No unvested shares have been repurchased by the Company as of March 31, 2006.
     The following table summarizes the Company’s stock option activity for employee and director stock options.

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2004	260,333	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	147,250	$2.40	$3.47
Quarter ended June 30, 2005	54,167	2.40	4.00
Quarter ended September 30, 2005	676,166	3.04	7.54
Quarter ended December 31, 2005	331,243	11.08	6.52

Total stock options granted during 2005	1,208,826	$5.13	$6.60

Stock options exercised during 2005:
Quarter ended March 31, 2005	—	$—
Quarter ended June 30, 2005	(20,000)	2.40
Quarter ended September 30, 2005	(37,500)	2.82
Quarter ended December 31, 2005	(19,094)	1.20

Total 2005 stock options exercised	(76,594)	$2.32
Stock options forfeited during 2005:
Quarter ended June 30, 2005	(26,736)	$1.20

Outstanding at December 31, 2005	1,365,829	$4.62

Stock options granted during 2006:
Quarter ended March 31, 2006	764,590	$11.13	$7.84

Total stock options granted through March 31, 2006	764,590	$11.13	$7.84

Outstanding at March 31, 2006	2,130,419	$6.95

     There were no stock options exercised by employees and directors, and therefore no intrinsic value for exercised stock options during the three month periods ended March 31, 2006 and 2005. The intrinsic value of director and employee stock options outstanding at March 31, 2006, based on a closing stock price of $16.01 per share, was $19.3 million.
     Of the 2,130,419 outstanding options to employees and directors, 254,374 were vested and 1,876,045 were unvested. The weighted average remaining vesting term at March 31, 2006 was 3.1 years and the total calculated value of outstanding stock options awarded to employees and directors expected to be recognized in future periods over this weighted average remaining vesting term is $11.9 million. The intrinsic value of exercisable stock options at March 31, 2006 was $3.2 million.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2006	2005
Risk free interest rate	4.31% to 4.82%	4.18%
Expected term	6.25 years	6 years
Expected volatility	76% to 78%	63%
Weighted average volatility	76%	63%
Expected dividend yield	0%	0%
Fair value of underlying stock	$10.60 to $19.00	$4.68
     In accordance with EITF Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period.
     The following table summarizes the Company’s stock option activity for stock options granted to consultants.

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	15,833	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	7,500	1.60
Quarter ended December 31, 2005	20,003	13.62

Total 2005 stock options granted	27,503	10.34

Stock options exercised during 2005:
Quarter ended September 30, 2005	(4,167)	1.20

Total 2005 stock options exercised	(4,167)	1.20

Stock options forfeited during 2005:
Quarter ended March 31, 2005	(1,666)	1.20

Outstanding at December 31, 2005	37,503	$7.90

Stock options granted during 2006 to date:	—	$—
Stock options exercised during 2006 to date:	—	—

Outstanding at March 31, 2006	37,503	$7.90

     There was no stock option activity for consultants during the three month period ended March 31, 2006. Stock options granted to consultants resulted in expense of $34,597 and $7,096 for the three month periods ended March 31, 2006 and 2005, respectively. Stock option expense for consultants is included within research and development expense.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	8.5 Years	$1.20	96,405	8.5 Years	$1.20
$2.40	173,917	9.2 Years	$2.40	42,917	9.2 Years	$2.40
$3.00	644,246	9.6 Years	$3.00	31,109	9.6 Years	$3.00
$8.40	7,334	9.7 Years	$8.40	—	9.7 Years	$8.40
$11.00 to $13.62	348,333	10.0 Years	$11.25	14,306	10.0 Years	$12.02

Total stock options outstanding	1,403,332	9.4 Years	$4.71	184,737	9.4 Years	$2.62

     A summary of all stock options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	8.2 Years	$1.20	111,687	8.2 Years	$1.20
$2.40	173,917	8.6 Years	$2.40	77,953	8.6 Years	$2.40
$3.00	644,246	9.3 Years	$3.00	39,651	8.8 Years	$3.00
$8.40 to $10.99	708,424	9.8 Years	$10.58	—	9.8 Years	$10.58
$11.00 to $13.62	348,333	9.7 Years	$11.25	44,722	9.7 Years	$11.57
$13.63 to $19.00	63,500	10.0 Years	$16.93	—	10.0 Years	$16.93

Total stock options outstanding	2,167,922	9.3 Years	$6.97	274,012	9.0 Years	$3.49

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
Shares available for issuance at December 31, 2004	84,668	—

Increase in authorized shares	2,833,333	300,000
Grants and issuances	(1,236,329)	—
Forfeitures	28,402	—

Shares available for issuance at December 31, 2005	1,710,074	300,000

Grants and issuances	(764,590)	—

Shares available for issuance at March 31, 2006	945,484	300,000

Note 4. Commitments and Contingencies
     Costs associated with the Company’s license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various license agreements are $10,711,000 for milestone and license payments. The Company is also obligated to make additional milestone

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
payments of up to $11,375,000 upon achieving certain product development events, as well as revenue-based royalty payments. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the licensed technologies are used in various treatments. The Company’s exclusive worldwide license agreement with ProCom One to develop and commercialize SILENOR™ (doxepin hydrochloride) includes a $500,000 payment upon the earlier of: (i) acceptance of our New Drug Application (NDA) by the Food and Drug Administration (FDA), or (ii) December 31, 2006. The license agreement is cancelable by Somaxon at any time if the Company believes the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Consequently, the Company has not accrued this milestone payment as of March 31, 2006. In addition, the Company also has entered into contracts with a clinical research organization (“CRO”) and other vendors to assist in clinical trial work. These contracts are cancelable at any time, but obligate the Company to reimburse the provider for any time or costs incurred through the date of termination.
     In February 2006, the Company entered into a manufacturing supply agreement with Patheon Pharmaceuticals, Inc. to manufacture commercial quantities of SILENOR™ tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, the Company is obligated to purchase specified percentages of the total annual commercial requirements of SILENOR™. The agreement has a five year term and renews for twelve-month periods thereafter. It is cancelable with written notice at least eighteen months prior to the end of the current term. Additionally, Somaxon may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event provided that the termination does not occur within three years of the commencement of manufacturing services. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.
     The Company leases its office facility under two lease agreements; one of which expires in January 2007, and the other of which expires in April 2006 and which the Company is currently in negotiations on an extension in term. Under the terms of the leases, monthly lease payments are about $19,000 per month. The Company paid deposits on these leases in the total amount of $58,682, of which $23,625 remains outstanding at March 31, 2006. The Company also is obligated under various operating leases for office equipment. Rent expense was $56,192 and $29,370 for the three month periods ended March 31, 2006 and 2005, respectively.
Note 5. Related Party Transactions
     The Company licenses certain technologies from ProCom One which, as part of the license agreement, grants to ProCom One the right to designate one member of the Company’s Board of Directors. The license agreement also provides a consulting arrangement for two ProCom affiliates under which the Company paid $63,750 and $50,000 during the three month periods ended March 31, 2006 and 2005, respectively.
     The Company’s outside counsel holds 13,896 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $205,216 and $27,719 during the three month period ended March 31, 2006 and 2005, respectively for legal services rendered by the Company’s outside counsel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2005 and the caption “Risk Factors” in this Form 10-Q for the three months ended March 31, 2006.
Overview
Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. To date, we have in-licensed three product candidates. Our lead product candidate, SILENOR™ (doxepin hydrochloride), is in Phase III clinical trials for the treatment of insomnia. Our product candidate nalmefene hydrochloride is in a Phase II/III clinical trial for the treatment of pathological gambling and a Phase II clinical trial for smoking cessation. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. We intend to continue to build a portfolio of product candidates that are approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, products that are currently commercialized outside the United States but not available in the United States, or product candidates that are in late stages of clinical development.
     We were incorporated in August 2003 and are a development-stage company. During 2003, we focused on hiring our executive team and initial operating employees and on licensing our first product, SILENOR™. Substantial operations did not commence until 2004. During 2004, we initiated two Phase II clinical trials with SILENOR™ and entered into license agreements for nalmefene and acamprosate. During 2005, we initiated Phase III clinical trials on SILENOR™, commenced Phase II/III clinical trials on nalmefene, and began working on a new formulation for acamprosate. In April 2006, we received the results of our first Phase III clinical trial for SILENOR™ which demonstrated significant improvements in sleep maintenance and sleep onset compared to placebo. Incidences of adverse events were comparable to placebo.
     We have incurred significant net losses since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $67.1 million. We expect our operating losses to increase for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license products, technologies or businesses that are complementary to our own.
     In December 2005, we completed our initial public offering which resulted in the issuance of 5,000,000 shares of common stock at a price of $11.00 per share for gross proceeds of $55.0 million. Issuance costs were $5.2 million, resulting in net proceeds from the offering of $49.8 million. In conjunction with the completion of our initial public offering, all outstanding shares of convertible preferred stock were converted into 12,241,382 shares of common stock.
Revenues
     We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we execute a collaboration arrangement or are able to commercialize SILENOR™ ourselves.
License Fees
     Our license fees consist of the costs incurred to license our product candidates. We charge all license fee and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.

Research and Development Expenses
     Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our CROs and costs associated with non-clinical activities, such as regulatory expenses. Our most significant costs are for clinical trials. These expenses include payments to vendors such as CROs, investigators, clinical supplies and related consulting. Our historical research and development expenses relate predominately to the clinical trials for SILENOR™.
     We have issued stock options to certain of our consultants. The fair value of these options is recorded as stock compensation expense within research and development expense. As described in more detail in our Notes to Financial Statements included elsewhere in this report, these stock options are periodically remeasured to their fair value.
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
     At this time, due to the risks inherent in the clinical trial process and given the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs vary widely. While we are currently focused on advancing each of our product development programs, we anticipate that we will make determinations as to the scientific and clinical success of each product candidate, as well as ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaberations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates.
     We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs. We initiated our Phase III clinical trial program for SILENOR™ in June 2005 and our first nalmefene clinical trial in August 2005. We received the results from our first Phase III clinical trial for SILENOR™ in April 2006 which demonstrated significant improvements in sleep maintenance and sleep onset compared to placebo, and we have three additional Phase III clinical trials expected to complete later this year. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
Marketing, General and Administrative
     Our marketing, general and administrative expenses consist primarily of compensation costs, benefits, and professional fees related to our administrative, finance, human resources, legal and internal systems support functions, as well as insurance and facility costs. We anticipate increases in marketing, general and administrative expenses as we add personnel, comply with the reporting obligations applicable to publicly-held companies, and continue to develop and prepare for the commercialization of our product candidates.
Interest and Other Income
     Interest and other income consist primarily of interest earned on our cash, cash equivalents, and short-term investments.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Clinical Trial Expenses
     Expenditures relating to clinical trials are expensed as incurred and included within research and development expenses. Our clinical trial expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. Measurement of clinical trial expenses may require subjective judgments as we may not have been invoiced or otherwise notified of actual costs, making it necessary to make estimates of the efforts and related expense completed to date. The period over which services are performed, the level of services performed by a given date, and the cost of such services are often subjective determinations.
     Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the status of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. A significant portion of the estimated clinical trial cost normally relates to the cost to treat a patient during the trial. We recognize this cost over the estimated term of the trial beginning with patient enrollment. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use.
Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Prior to adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees, or APB 25, and provided pro-forma disclosure of net income (loss) as if a fair value method had been applied in measuring compensation expense. Under the intrinsic value method, deferred stock compensation was recognized to the extent that the price of the underlying common stock, as determined in the retrospective fair value analysis performed in conjunction with our initial public offering, exceeded the exercise price of the stock options at the date of grant.
     Measurement and recognition of share-based compensation involves significant estimates and the use of an option valuation model, such as the Black-Scholes model which we use. Determining the fair value of share-based payment awards on the date of grant is affected by many complex and subjective assumptions, including estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility for comparable companies since the volatility of our own stock price has minimal observable history as a result of our recent initial public offering in December 2005. We applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in estimating the expected service period for our options. Stock based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The actual amount of options which vest is ultimately recorded as amounts are known in future periods. See Note 3 in our Notes to Financial Statements included elsewhere in this report for additional information.
     Net Operating Losses and Tax Credit Carryforwards
     We have incurred significant net operating losses to date which have resulted in net operating loss carryforwards which begin to expire 20 years after being generated for federal purposes and 10 years after being generated for California tax purposes. We also have research and development credits which begin to expire 20 years after being generated for federal purposes, and do not expire for California tax purposes. We have fully reserved our net operating loss carryforwards and research and development credits until such time as it is more likely than not that they will be realized.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated, and $18.3 million of our federal and $17.3 million of our state net operating loss carryforwards were subject to limitation. An additional $0.9 million of our federal research and development credits were also subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year and we estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes occur.
Results of Operations
Three months ended March 31, 2006, 2005 and 2004
     License fees. License fees were $0.2 million, $0.1 million and zero for the three month periods ended March 31, 2006, 2005, and 2004, respectively. This is an increase of $40,000 for the three month period ended March 31, 2006 compared to March 31, 2005, and an increase of $0.1 million for the three month period ended March 31, 2005 compared to March 31, 2004. The following table summarizes the key components of our license fees.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	4	39	—	(35)	39	-90%	100%
Acamprosate	150	75	—	75	75	100%	100%

Total license fees	$154	$114	$—	$40	$114	35%	100%

     License fees increased $40,000 for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to a $75,000 increase in quarterly license payments to Synchroneuron relating to our acamprosate drug. This is offset by a decrease in license payments relating to nalmefene as a result of a $35,000 upfront license payment made in January 2005 to the University of Miami upon entering a license agreement for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence.
     License fees increased $0.1 million for March 31, 2005 compared to March 31, 2004 due to no license fees during the first quarter of 2004, which was the period prior to entering into agreements for nalmefene and acamprosate.

     Research and Development Expenses. Research and development expenses were $12.3 million, $2.0 million and $0.2 million for the three month periods ended March 31, 2006, 2005, and 2004, respectively. This is an increase of $10.2 million for the three month period ended March 31, 2006 compared to March 31, 2005, and an increase of $1.8 million for the three month period ended March 31, 2005 compared to March 31, 2004. The following table summarizes the key components of our research and development expenses.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™ clinical trials	$8,971	$1,040	$56	$7,931	$984	763%	1,757%
Nalmefene clinical trials	1,944	564	—	1,380	564	245%	100%
Personnel and other costs	1,163	431	148	732	283	170%	191%
Share-based compensation	216	11	—	205	11	1,864%	100%

Total research and development expense	$12,294	$2,046	$204	$10,248	$1,842	501%	903%

     Expenses associated with SILENOR™ clinical trials increased $7.9 million for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to the Phase III clinical trial program underway during the first quarter of 2006. During the first quarter of 2005, our Phase 2 SILENOR™ clinical trial program was nearing completion. During the first quarter of 2004, minimal clinical trial activity had commenced as we were newly founded and organizing the clinical trial program during this period.
     Expenses associated with Nalmefene clinical trials increased $1.4 million for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to the pathological gambling trial and the smoking cessation trial which were underway during the first quarter of 2006, but had not yet commenced during the first quarter of 2005. The nalmefene clinical trial costs incurred during the first quarter of 2005 relate primarily to drug manufacturing costs, while no costs were incurred during the first quarter of 2004 since the drug had not yet been licensed at that time.
     Personnel and other costs experienced year-over-year increases as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005.
     Share-based compensation increased $0.2 million for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to the adoption of SFAS No. 123(R) and the resulting recognition of share-based compensation expense.

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $2.2 million, $0.9 million and $0.5 million for the three month periods ended March 31, 2006, 2005, and 2004, respectively. This is an increase of $1.3 million for the three month period ended March 31, 2006 compared to March 31, 2005, and an increase of $0.4 million for the three month period ended March 31, 2005 compared to March 31, 2004. The following table summarizes the key components of our marketing, general and administrative expenses.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Marketing expense	$215	$118	$11	$97	$107	82%	973%
Personnel and general costs	1,299	643	502	656	141	102%	28%
Share-based compensation	686	127	—	559	127	440%	100%

Total marketing, general and administrative expenses	$2,200	$888	$513	$1,312	$375	148%	73%

     For the three month periods ended March 31, 2006 and 2005, marketing expenses experienced year-over-year increases as a result of an increase in market research and branding efforts. During these same periods, personnel and general costs increased primarily as a result of increases in headcount as our operations continue to grow. General and administrative expenses have also increased as a result of higher costs associated with complying with the regulations applicable to a public company. Share-based compensation increased $0.6 million for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to the adoption of SFAS No. 123(R) and the resulting recognition of share-based compensation expense. Share-based compensation recorded during the three month period ended March 31, 2005 is the result of stock options granted at a price under the fair value of our underlying stock as determined by our retrospective stock price analysis conducted in conjunction with our initial public offering.
     Interest and Other Income. Interest and other income was $1.1 million, $0.1 million and negligible for the three month periods ended March 31, 2006, 2005, and 2004, respectively. This is an increase of $1.0 million for the three month period ended March 31, 2006 compared to March 31, 2005, and an increase of $0.1 million for the three month period ended March 31, 2005 compared to March 31, 2004. The increase in interest income is primarily due to higher average cash balance during the three month period ended March 31, 2006 as a result of raising $64.8 million in the Series C redeemable convertible preferred stock financing in June and September 2005, as well as $49.8 million of net proceeds from the completion of our initial public offering in December 2005. Additionally, interest rates earned on our cash balances were higher during the first quarter of 2006 compared to the first quarter of 2005.
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through March 31, 2006, we have received net proceeds of approximately $139.8 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold a total of 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold a total of 40,741,048 shares of Series C preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the Series C warrant was exercised and we issued 7,407,407 shares of Series C preferred stock for aggregate net proceeds of $10.0 million; and

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,241,382 shares of common stock.
     As of March 31, 2006, we had $83.1 million in cash and cash equivalents and $10.5 million in short-term investments. We have invested a substantial portion of our available cash funds in commercial paper and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the three month period ended March 31, 2006, net cash used in operating activities was $10.3 million, compared to $4.5 million for the three month period ended March 31, 2005. The increase in net cash used in operating activities was due primarily to an increase in our net loss as a result of increased expenses related to the clinical development of SILENOR™ and nalmefene, and increased salaries and overhead of company personnel. We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.
     As a specialty pharmaceutical company focused on acquiring and developing proprietary pharmaceutical product candidates, we have entered into several license agreements to acquire the rights to develop and commercialize three product candidates. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for certain indications and have the right to enter into sublicense agreements. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity following the first commercial sale.
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2006:

	Payments Due by Period
		2007	2009
	Remainder	through	through	After
	of 2006	2008	2010	2010	Total
	(in thousands)
Operating lease obligations	$99	$24	$—	$—	$123
Payments under license agreements	961	1,230	1,230	7,290	10,711

Total	$1,060	$1,254	$1,230	$7,290	$10,834

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for SILENOR™ to receive regulatory approval for one or more indications on a timely basis or at all; the results of pending clinical trials for SILENOR™ or our other product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of SILENOR™ or our other products that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™ or our other product candidates; the scope and validity of patent protection for SILENOR™ and our other product candidates; the market potential for insomnia and other target markets, and our ability to compete; the potential to attract a strategic collaborator and terms of any related transaction; our ability to raise sufficient capital and other risks detailed in this report under Part II – Item 1A – Risk Factors below.
     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash and cash equivalents and investments as of March 31, 2006 consisted primarily of money market funds, commercial paper and U.S. government agency notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
Item 4. Controls and Procedures
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
Our near-term success is dependent on the success of our lead product candidate, SILENORtm (doxepin hydrochloride), and we cannot be certain that it will receive regulatory approval or be successfully commercialized.
     We have received the results of our initial Phase III clinical trial for SILENORtm and currently have three additional Phase III clinical trials underway to evaluate SILENOR™ for the treatment of insomnia. The completion of at least two well controlled clinical trials is required before we are able to submit our new drug application, or NDA, to the Food and Drug Administration, or FDA. Like many companies, we also plan to submit the results of additional trials for the purpose of supporting the claims we plan to request in our label for SILENORtm. If our Phase III clinical trial program fails to demonstrate that SILENORtm is safe and effective, it will not receive regulatory approval. Even if clinical trials are completed as planned, their results may not support our assumptions or our intended product claims. We are seeking a strategic collaborator for SILENORtm . We may not be successful in our efforts to consummate a strategic collaboration. If a collaboration agreement becomes effective prior to the filing of the NDA, actions on the part of the collaborator could delay our NDA filing. Even if SILENORtm receives FDA approval, it may never be successfully commercialized. In addition, we may have inadequate financial or other resources to pursue this product candidate through the clinical trial process or through commercialization.
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
     As of March 31, 2006, we had 29 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our clinical trials effectively, including our Phase III clinical trials for SILENORtm and our Phase II/ III clinical trials for nalmefene, which are being conducted at numerous clinical trial sites;

•	manage our internal development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
     We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
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
     We are a development-stage company with no revenues, and our operations to date have generated substantial and increasing needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENORtm and are able to commercialize the product candidate ourselves or establish a collaboration with a pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENORtm. The development and approval of SILENORtm and our other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2006 will be sufficient to fund our operations for at least the next twelve months. We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development-stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of approximately $13.5 million for the three month period ended March 31, 2006, $38.5 million for the year ended December 31, 2005 and $13.6 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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
Risks Relating to Intellectual Property
A recent reexamination at the U.S. Patent and Trademark Office has resulted in the narrowing of certain claims and the cancellation of other claims for one of our patents covering SILENORtm . In addition, we have initiated a reissue of that patent covering SILENOR™ which may result in the U.S. Patent and Trademark Office further narrowing certain claims and could result in the cancellation or rejection of certain or all of the claims of the patent.
     Due to some recently identified prior art, we initiated a reexamination of one of the patents we have licensed covering SILENORtm , specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings have terminated and the U.S. Patent and Trademark Office has now issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients, 0.5 mg to 20 mg for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We have also requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art that is relevant primarily to claims for treating insomnia in depressed patients. During reissue, the U.S. Patent and Trademark Office could require narrowing or cancellation of certain claims or could reject all of the claims of this patent. Although we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling, we cannot be certain of the outcome of the U.S. Patent and Trademark Office’s pending reissue.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, since our initial public offering through May 2, 2006, the trading prices for our common stock ranged from a high of $21.24 to a low of $9.69.

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
     As of March 31, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 69.2% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From January 1, 2006 to March 31, 2006 we had no unregistered sales of equity securities.
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
     As of March 31, 2006, we had invested the $49.8 million in net proceeds from the offering in money market funds. Through March 31, 2006, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our three development programs, for marketing, general and administrative expenses and for other research and development expenses.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(1)	Amended and Restated Bylaws of the Registrant

4.1	(2)	Form of the Registrant’s Common Stock Certificate

4.2	(3)	Amended and Restated Investor Rights Agreement dated June 2, 2005

10.24	†	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 11, 2006

/s/ Meg M. McGilley

Meg M. McGilley Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)