Form 10-Q
period 2006-06-30
Somaxon Pharmaceuticals, Inc.
filed 2006-08-10
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3721 Valley Centre Drive, Suite 500, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
(858) 480-0400
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
Yes ☐  No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of August 4, 2006 was 18,071,337.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$62,179,317	$100,918,088
Short-term investments	16,046,342	3,047,086
Other current assets	1,438,656	1,923,466

Total current assets	79,664,315	105,888,640
Long-term restricted cash	600,000	—
Property and equipment, net	239,273	190,045
Other assets	160,000	177,259

Total assets	$80,663,588	$106,255,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$12,524,313	$11,881,616
Accrued liabilities	994,193	919,090

Total current liabilities	13,518,506	12,800,706

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,045,366 shares issued and outstanding at June 30, 2006 and December 31, 2005	1,804	1,804
Additional paid-in capital	149,046,768	150,802,850
Deferred compensation	—	(3,801,897)
Deficit accumulated during the development stage	(81,818,421)	(53,547,519)
Accumulated other comprehensive loss	(85,069)	—

Total stockholders’ equity	67,145,082	93,455,238

Total liabilities and stockholders’ equity	$80,663,588	$106,255,944

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					August 14,
					2003
					(inception)
	Three months ended June 30,		Six months ended June 30,		through
	2006	2005	2006	2005	June 30, 2006
Operating expenses
License fees	$153,750	$128,750	$307,500	$242,460	$5,347,565
Research and development	12,346,349	4,593,820	24,640,475	6,639,905	61,335,004
Marketing, general and administrative expenses	3,281,189	803,365	5,481,262	1,691,834	13,216,519
Remeasurement of Series C warrant liability	—	2,564,555	—	2,564,555	5,648,612

Total operating expenses	15,781,288	8,090,490	30,429,237	11,138,754	85,547,700

Loss from operations	(15,781,288)	(8,090,490)	(30,429,237)	(11,138,754)	(85,547,700)
Interest and other income	1,051,046	172,855	2,158,335	232,469	3,729,279

Net loss	(14,730,242)	(7,917,635)	(28,270,902)	(10,906,285)	(81,818,421)
Accretion of redeemable convertible preferred stock to redemption value	—	(13,237)	—	(13,237)	(86,102)

Net loss applicable to common stockholders	$(14,730,242)	$(7,930,872)	$(28,270,902)	$(10,919,522)	$(81,904,523)

Basic and diluted net loss applicable to common stockholders per share	$(0.82)	$(13.77)	$(1.58)	$(20.10)
Shares used to calculate net loss applicable to common stockholders per share	17,960,150	575,762	17,948,128	543,381
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2006 (unaudited)

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583,333	$58	$292	$—	$—	$—	$350
Issuance of Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,281,538	2,281,538	—	—	—	—	—	—	2,281,538
Net Loss	—	—	—	—	—	—	—	—	(1,463,182)	—	(1,463,182)

Balance at December 31, 2003	—	—	2,281,538	2,281,538	583,333	58	292	—	(1,463,182)	—	818,706

Issuance of Series A convertible preferred stock for cash at $1.00 per share in January	—	—	18,462	18,462	—	—	—	—	—	—	18,462
Issuance of Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97,295	—	—	23,000,000	22,902,705	—	—	—	—	—	—	22,902,705
Issuance of common stock in April at $1.20 per share for license agreement	—	—	—	—	84,058	8	100,862	—	—	—	100,870
Common stock issued from exercise of stock options	—	—	—	—	55,833	6	3,494	—	—	—	3,500
Deferred compensation associated with stock option grants	—	—	—	—	—	—	110,917	(110,917)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13,425	—	—	13,425
Expense related to non-employee stock options	—	—	—	—	—	—	14,205	—	—	—	14,205
Net Loss	—	—	—	—	—	—	—	—	(13,597,770)	—	(13,597,770)

Balance at December 31, 2004	—	—	25,300,000	25,202,705	723,224	72	229,770	(97,492)	(15,060,952)	—	10,274,103

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152,712	48,148,455	64,847,703	—	—	—	—	—	—	—	—	—
Series C proceeds allocated to warrant instrument	—	(647,684)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant instrument	—	—	—	—	—	—	6,296,296	—	—	—	6,296,296
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86,102	—	—	—	—	(86,102)	—	—	—	(86,102)
Issuance of common stock in initial public offering at $11.00 per share in December 2005, net of issuance costs of $5,179,780	—	—	—	—	5,000,000	500	49,819,720	—	—	—	49,820,220
Conversion of redeemable convertible preferred stock into common stock	(48,148,455)	(64,286,121)	—	—	8,024,721	802	64,285,319	—	—	—	64,286,121
Conversion of convertible preferred stock into common stock	—	—	(25,300,000)	(25,202,705)	4,216,661	422	25,202,283	—	—	—	—
Common stock issued from exercise of stock options	—	—	—	—	80,760	8	176,672	—	—	—	176,680
Deferred compensation associated with stock option grants	—	—	—	—	—	—	4,741,609	(4,741,609)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037,204	—	—	1,037,204
Expense related to non-employee stock options	—	—	—	—	—	—	137,283	—	—	—	137,283
Net loss	—	—	—	—	—	—	—	—	(38,486,567)	—	(38,486,567)

Balance at December 31, 2005	—	$—	—	$—	18,045,366	$1,804	$150,802,850	$(3,801,897)	$(53,547,519)	$—	$93,455,238

Net loss	—	—	—	—	—	—	—	—	(28,270,902)	—	(28,270,902)
Change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(85,069)	(85,069)

Comprehensive loss											(28,355,971)
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,801,897)	3,801,897	—	—	—
Stock option expense under SFAS No. 123R	—	—	—	—	—	—	1,902,394	—	—	—	1,902,394
Expense related to non-employee stock options	—	—	—	—	—	—	104,548	—	—	—	104,548
Vesting of early exercised stock options	—	—	—	—	—	—	38,873	—	—	—	38,873

Balance at June 30, 2006	—	$—	—	$—	18,045,366	$1,804	$149,046,768	$—	$(81,818,421)	$(85,069)	$67,145,082

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			August 14, 2003
			(inception)
	Six Months Ended June 30,		through
	2006	2005	June 30, 2006
Cash flows from operating activities
Net loss	$(28,270,902)	$(10,906,285)	$(81,818,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,100	17,815	119,625
Expense related to stock option issuance	2,006,942	204,400	3,209,059
Issuance of stock for license agreement	—	—	100,870
Remeasurement of Series C warrant	—	2,564,555	5,648,612
Loss on disposal of equipment	—	1,782	1,782
Changes in operating assets and liabilities:
Other current assets	484,810	(247,675)	(1,438,656)
Other assets	17,259	(49,982)	(160,000)
Accounts payable	642,697	495,148	12,524,313
Accrued liabilities	113,976	(469,980)	963,839

Net cash used in operating activities	(24,962,118)	(8,390,222)	(60,848,977)

Cash flows from investing activities
Purchases of property and equipment	(92,328)	(17,589)	(360,680)
Purchases of short-term investments	(13,146,075)	—	(16,193,161)
Sales and maturities of short-term investments	61,750	—	61,750
Restricted cash deposit	(600,000)	—	(600,000)

Net cash used in investing activities	(13,776,653)	(17,589)	(17,092,091)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820,570
Issuance of preferred stock, net of issuance costs	—	54,847,703	90,050,408
Exercise of stock options	—	48,000	249,407

Net cash provided from financing activities	—	54,895,703	140,120,385

Increase (Decrease) in cash and cash equivalents	(38,738,771)	46,487,892	62,179,317
Cash and cash equivalents at beginning of the period	100,918,088	12,835,318	—

Cash and cash equivalents at end of the period	$62,179,317	$59,323,210	$62,179,317

Supplemental disclosure of noncash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$13,237	$86,102
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,488,826
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
     To date, the Company has in-licensed three product candidates. The lead product candidate, SILENOR™ (doxepin hydrochloride), is in Phase 3 clinical trials for the treatment of insomnia. The product candidate nalmefene hydrochloride is in a Phase 2/3 clinical trial for the treatment of pathological gambling and has completed an exploratory study for smoking cessation. The Company is also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. The Company intends to continue to build a portfolio of product candidates that are approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, products that are currently commercialized outside the United States but not available in the United States, or product candidates that are in late stages of clinical development.
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
     Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2005.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the effects of FIN 48 and does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial statements.
Share-Based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options. Prior to adopting SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized in the statement of operations to the extent the price of the underlying common stock, as determined in the retrospective fair value analysis performed in conjunction with the Company’s initial public offering, exceeded the exercise price of the stock options at the date of grant. Pro-forma disclosure of stock based compensation under SFAS No. 123 was provided in the notes to the financial statements.
     In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R), which the Company has applied in its adoption of SFAS No. 123(R). The Company has two share-based payment plans: the stock option plan and employee stock purchase plan. SFAS No. 123(R) is applicable only to the Company’s stock option plan as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, under which prior period financial statements are not restated for the impact of SFAS No. 123(R). Stock options granted prior to the adoption of SFAS No. 123(R), but not yet fully vested at the time of adoption, are included in compensation expense based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123. SFAS No. 123(R) requires compensation expense to be reduced for an estimate of forfeitures such that expense is recognized for those stock options which ultimately vest. The Company’s pro-forma accounting under SFAS No. 123 also included an estimate for forfeitures; however the Company did not use an estimate of forfeitures when recognizing compensation expense in the statement of operations under APB 25. The cumulative effect from adopting SFAS No. 123(R) with the forfeiture rate incorporated in the recognition of compensation expense under APB 25 was immaterial.
     SFAS No. 123(R) requires the fair value of share-based payment awards to be estimated on the date of grant using an option-pricing model, such as the Black-Scholes valuation model which the Company uses. The Black-Scholes valuation model requires multiple subjective inputs, including a measure of expected future volatility. The Company’s stock did not have a readily available market prior to the initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for the Company’s stock price. Consequently, the Company made an estimate of its expected future volatility based on comparable companies when determining the grant date calculated value for stock options.
     The Company recognizes the calculated value of the portion of the awards that are ultimately expected to vest over the requisite service period, which is the vesting period for the Company’s stock options. Stock-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the three months ended June 30, 2006 was $1,035,061, of which $204,787 was included in research and development expense and $830,274 was included in marketing, general and administrative expense. Stock based compensation expense for the six months ended June 30, 2006 was $1,902,394, of which $385,815 was included in research and development expense

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
and $1,516,579 was included in marketing, general and administrative expense. Pro-forma stock based compensation as determined under SFAS No. 123 for the three and six months ended June 30, 2005 was $79,310 and $273,342, respectively. See Note 3 for additional information.
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
Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (Loss), requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on securities classified as available-for-sale.
     The following table summarizes the Company’s comprehensive loss.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(14,730,242)	$(7,917,635)	$(28,270,902)	$(10,906,285)
Change in unrealized loss on available-for-sale investments	(60,913)	—	(85,069)	—

Comprehensive loss	$(14,791,155)	$(7,917,635)	$(28,355,971)	$(10,906,285)

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s EPS calculations.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(14,730,242)	$(7,917,635)	$(28,270,902)	$(10,906,285)
Accretion of redeemable convertible preferred stock to redemption value	—	(13,237)	—	(13,237)

Net loss applicable to common stockholders	$(14,730,242)	$(7,930,872)	$(28,270,902)	$(10,919,522)

Denominator:
Weighted average common shares	18,017,442	695,553	18,013,232	683,137
Weighted average unvested common shares subject to repurchase	(57,292)	(119,791)	(65,104)	(139,756)

Denominator for basic and diluted net loss per share	17,960,150	575,762	17,948,128	543,381

Basic and diluted net loss per share	$(0.82)	$(13.77)	$(1.58)	$(20.10)

Weighted average anti-dilutive securities not included in diluted net loss per share:
Weighted average convertible preferred shares outstanding	—	6,480,048	—	5,348,355
Weighted average stock options outstanding	2,354,222	442,816	2,241,072	384,589
Weighted average unvested common shares subject to repurchase	57,292	119,791	65,104	139,756

Total weighted average anti-dilutive securities not included in diluted net loss per share	2,411,514	7,042,655	2,306,176	5,872,700

     At June 30, 2005, the Company had 2,300,000 and 23,000,000 shares of Series A and Series B convertible preferred stock issued and outstanding, respectively, and 40,741,048 shares of Series C redeemable convertible preferred stock issued and outstanding. During the Company’s initial public offering in December 2005, these shares were converted into 11,006,817 shares of common stock at a ratio of six shares of preferred stock into one share of common stock. No preferred shares were issued and outstanding at June 30, 2006.
     The Company adopted SFAS No. 123(R) on January 1, 2006, which requires stock option expense to be recognized in the statement of operations. Prior to adoption of SFAS No. 123(R), stock based compensation was recognized in the statement of operations using the intrinsic value method prescribed under APB 25. The pro-forma net loss disclosed pursuant to requirements under SFAS No. 123 approximated the net loss and net loss per share that would have resulted had the Company applied the provisions of SFAS No. 123(R) in prior periods.
     The following table provides the pro-forma net loss and pro-forma net loss per share disclosed under SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) to provide a comparison with the amounts recognized in the statements of operations upon adopting SFAS No. 123(R).

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders as reported	$(14,730,242)	$(7,930,872)	$(28,270,902)	$(10,919,522)
Add: Stock-based employee compensation expense included in net loss	N/A	56,882	N/A	186,947
Less: Stock-based employee compensation expense using the fair value method	N/A	(79,310)	N/A	(273,342)

Pro-forma net loss applicable to common stockholders	$(14,730,242)	$(7,953,300)	$(28,270,902)	$(11,005,917)

Basic and diluted net loss applicable to common stockholders per share as reported	$(0.82)	$(13.77)	$(1.58)	$(20.10)
Pro-forma basic and diluted net loss applicable to common stockholders per share	$(0.82)	$(13.81)	$(1.58)	$(20.25)
Note 2. Composition of Certain Balance Sheet Items
Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2006	2005
Deposits	$691,484	$768,275
Prepaid clinical research fees	242,208	952,282
Prepaid insurance	327,398	72,387
Other current assets	177,566	130,522

Total other current assets	$1,438,656	$1,923,466

Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2006	2005
Office furniture and equipment	$205,182	$169,001
Computer equipment	152,989	96,842

Property and equipment, at cost	358,171	265,843
Less: accumulated depreciation	(118,898)	(75,798)

Property and equipment, net	$239,273	$190,045

     Depreciation expense was $23,303, and $9,278 for the three months ended June 30, 2006 and 2005, respectively and $43,100 and $17,815 for the six months ended June 30, 2006 and 2005, respectively.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2006	2005
Accrued license fees	$131,250	$138,750
Accrued compensation and benefits	535,735	610,863
Refundable proceeds from unvested exercised stock options	30,354	69,227
Accrued professional fees	205,500	95,000
Other accrued liabilities	91,354	5,250

Total accrued liabilities	$994,193	$919,090

Note 3. Share-based compensation
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company has initially reserved 300,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance increases on the first day of each year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As of June 30, 2006, no shares were issued under the ESPP.
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
     In November 2005, the stockholders approved the 2005 Plan. As of June 30, 2006, 2,000,000 shares of common stock were reserved for issuance under the 2005 Plan, plus an additional 25,073 shares from stock options which were available for issuance under the 2004 Plan. The 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.
     The Company’s stock options generally vest over a period of between one and four years and have a ten year term. Certain of the stock options were exercised in advance of becoming vested. Unvested shares obtained from the early exercise of stock options are subject to repurchase by the Company at the original exercise price in the event of termination or separation from the Company. The Company recognized a liability for the proceeds received from the exercise of unvested options of $30,354 and $69,227 at June 30, 2006 and December 31, 2005, respectively. No unvested shares have been repurchased by the Company as of June 30, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options.

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2004	260,333	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	147,250	$2.40	$3.47
Quarter ended June 30, 2005	54,167	2.40	4.00
Quarter ended September 30, 2005	676,166	3.04	7.54
Quarter ended December 31, 2005	331,243	11.08	6.52

Total stock options granted during 2005	1,208,826	$5.13	$6.60

Stock options exercised during 2005:
Quarter ended March 31, 2005	—	$—
Quarter ended June 30, 2005	(20,000)	2.40
Quarter ended September 30, 2005	(37,500)	2.82
Quarter ended December 31, 2005	(19,094)	1.20

Total 2005 stock options exercised	(76,594)	$2.32

Stock options forfeited during 2005:
Quarter ended June 30, 2005	(26,736)	$1.20

Outstanding at December 31, 2005	1,365,829	$4.62

Stock options granted during 2006:
Quarter ended March 31, 2006	764,590	$11.13	$7.83
Quarter ended June 30, 2006	274,300	16.79	12.34

Total stock options granted during 2006 to date	1,038,890	$12.62	$9.02

Outstanding at June 30, 2006	2,404,719	$8.08

     The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. There were no stock options exercised by employees and directors during the six month period ended June 30, 2006, and therefore no related intrinsic value for exercised options during that period. During the six month period ended June 30, 2005, 20,000 stock options were exercised with an estimated intrinsic value of $56,800. The fair value of the Company’s underlying stock was estimated in periods prior to the Company’s initial public offering which took place in December 2005. This was done through a retrospective analysis of the Company’s common stock price performed in conjunction with the initial public offering. The intrinsic value of employee and director stock options outstanding at June 30, 2006, based on a closing stock price of $15.61 per share, was $18.1 million.
     At June 30, 2006, of the 2,404,719 outstanding options to employees and directors, 320,289 were vested and 2,084,430 were unvested. The weighted average remaining vesting term was 2.8 years and the total calculated value of outstanding stock options awarded to employees and directors expected to be recognized in future periods over this weighted average remaining vesting term is $12.7 million. The intrinsic value of exercisable stock options at June 30, 2006 was $3.6 million.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2006	2005
Risk free interest rate	4.31% to 5.10%	4.18% to 4.39%
Expected term	6.25 years	6 years
Expected volatility	76% to 84%	63%
Weighted average volatility	78%	63%
Expected dividend yield	0%	0%
Fair value of underlying stock	$10.60 to $19.74	$4.68 to $5.24
     In accordance with EITF Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period.
     The following table summarizes the Company’s stock option activity for stock options granted to consultants.

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	15,833	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	7,500	1.60
Quarter ended December 31, 2005	20,003	13.62

Total 2005 stock options granted	27,503	10.34

Stock options exercised during 2005:
Quarter ended September 30, 2005	(4,167)	1.20

Total 2005 stock options exercised	(4,167)	1.20

Stock options forfeited during 2005:
Quarter ended March 31, 2005	(1,666)	1.20

Outstanding at December 31, 2005	37,503	$7.90

Stock options granted during 2006 to date:	—	$—
Stock options exercised during 2006 to date:	—	—

Outstanding at June 30, 2006	37,503	$7.90

     There were no grants, exercises, or forfeitures of stock options for consultants during the six months ended June 30, 2006. Expense recognized for stock options granted to consultants was $69,951 and $10,357, for the three months ended June 30, 2006 and 2005, respectively, and $104,548 and $17,453 for the six months ended June 30, 2006 and 2005, respectively. Stock option expense for consultants is included within research and development expense.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	8.5 Years	$1.20	96,405	8.5 Years	$1.20
$2.40	173,917	9.2 Years	2.40	42,917	9.2 Years	2.40
$3.00	644,246	9.6 Years	3.00	31,109	9.6 Years	3.00
$8.40	7,334	9.7 Years	8.40	—	9.7 Years	8.40
$11.00 to $13.62	348,333	10.0 Years	11.25	14,306	10.0 Years	12.02

Total stock options outstanding	1,403,332	9.4 Years	$4.71	184,737	9.4 Years	$2.62

     A summary of all stock options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	8.0 Years	$1.20	126,738	8.0 Years	$1.20
$2.40	173,917	8.7 Years	2.40	86,619	8.7 Years	2.40
$3.00	644,246	9.1 Years	3.00	48,808	9.1 Years	3.00
$8.40 to $10.99	708,424	9.5 Years	10.58	—	9.5 Years	10.58
$11.00 to $13.99	348,333	9.5 Years	11.25	70,372	9.5 Years	11.50
$14.00 to $19.74	337,800	9.9 Years	16.82	11,918	9.9 Years	15.32

Total stock options outstanding	2,442,222	9.2 Years	$8.07	344,455	8.7 Years	$4.35

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
Shares available for issuance at December 31, 2004	84,668	—

Increase in authorized shares	2,833,333	300,000
Grants and issuances	(1,236,329)	—
Forfeitures	28,402	—

Shares available for issuance at December 31, 2005	1,710,074	300,000

Grants and issuances	(1,038,890)	—

Shares available for issuance at June 30, 2006	671,184	300,000

Note 4. Commitments and Contingencies
     Costs associated with the Company’s license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various license agreements are $10.6 million for milestone and license payments. The Company is also obligated to make additional milestone payments

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
of up to $11.4 million upon achieving certain product development events, as well as revenue-based royalty payments. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the licensed technologies are used in various treatments.
     The Company’s exclusive worldwide license agreement with ProCom One to develop and commercialize SILENOR™ (doxepin hydrochloride) includes a $500,000 payment upon the earlier of: (i) acceptance of our New Drug Application (NDA) by the Food and Drug Administration (FDA), or (ii) December 31, 2006. The license agreement is cancelable by Somaxon at any time if the Company believes the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Consequently, the Company has not accrued this milestone payment as of June 30, 2006. In addition, the Company also has entered into contracts with a clinical research organization (“CRO”) and other vendors to assist in clinical trial work. These contracts are cancelable at any time, but obligate the Company to reimburse the provider for any time or costs incurred through the date of termination.
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
     In June 2006, the Company entered into a sublease agreement to rent approximately 26,000 square feet of office space for its corporate headquarters. The lease expires in February 2013 and the Company is obligated to make base monthly lease payments of $79,661 for the first year, increasing each year to a maximum of $95,119 per month in the last year of the lease, plus additional rent for common area and pass-through expenses. As part of the lease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the lease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The lease also terminates if the Company becomes insolvent or fails to remedy any breach in the lease terms. In addition, the Company’s sublease terminates if the master lease terminates. If the Company’s sublease is terminated due to our lessor causing or failing to reasonably prevent a termination of the master lease, our lessor will pay to Somaxon $750,000 if the termination occurs in the first year, $500,000 if the termination occurs in the second year, and $350,000 thereafter.
     The Company continues to be obligated to make lease payments of approximately $10,000 per month under its lease for its old facility through expiration in January 2007. The Company has an outstanding deposit of $15,331 relating to this facility which is expected to be returned to the Company upon expiration of the lease. The Company is also obligated under various operating leases for office equipment. Rent expense was $62,304 and $29,134 for the three months ended June 30, 2006 and 2005, respectively, and $118,493 and $58,504 for the six months ended June 30, 2006 and 2005, respectively.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     At June 30, 2006, the future minimum lease payments for the years then ended are as follows:

2006 (remaining 6 months)	$538,174
2007	987,589
2008	1,005,701
2009	1,029,357
2010	1,060,237
Thereafter	2,407,088

Total	$7,028,146

Note 5. Related Party Transactions
     The Company licenses certain technologies from ProCom One (“ProCom”) which, as part of the license agreement, grants to ProCom the right to designate one member of the Company’s Board of Directors. The license agreement also provides a consulting arrangement for two ProCom affiliates under which the Company paid $63,750 and $50,000 for the three months ended June 30, 2006 and 2005, respectively, and $127,500 and $100,000 for the six months ended June 30, 2006 and 2005, respectively.
     The Company’s outside legal counsel holds 13,896 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $288,242 and $158,700 during the three months ended March 31, 2006 and 2005, respectively, and $493,458 and $186,419 for the six months ended June 30, 2006 and 2005, respectively, for legal services rendered by the Company’s outside legal counsel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2005 and the caption “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2006.
Overview
Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. To date, we have in-licensed three product candidates. Our lead product candidate, SILENOR™ (doxepin hydrochloride), is in Phase 3 clinical trials for the treatment of insomnia. Our product candidate nalmefene hydrochloride is in a Phase 2/3 clinical trial for the treatment of pathological gambling and has recently completed a pilot Phase 2 clinical trial for smoking cessation. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. We intend to continue to build a portfolio of product candidates that are approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, products that are currently commercialized outside the United States but not available in the United States, or product candidates that are in late stages of clinical development.
     We were incorporated in August 2003 and are a development stage company. During 2003, we focused on hiring our executive team and initial operating employees and on licensing our first product, SILENOR™. During 2004, we initiated two Phase 2 clinical trials for SILENOR™ and entered into license agreements for nalmefene and acamprosate. During 2005, we initiated Phase 3 clinical trials for SILENOR™, commenced a Phase 2/3 clinical trial on nalmefene for the treatment of pathological gambling, initiated a pilot clinical trial for nalmefene for smoking cessation, and began working on a new formulation for acamprosate.
     In April 2006, we announced the results of our first Phase 3 clinical trial for SILENOR™ which demonstrated statistically significant improvements in sleep maintenance and sleep onset compared to placebo. Incidences of adverse events were comparable to placebo. We recently completed enrollment in our remaining three Phase 3 clinical trials for SILENOR™ in patients with insomnia, which included patients with transient insomnia, a three month polysomnography (PSG) clinical trial, and an outpatient trial. We expect results from these clinical trials in late 2006.
     Based on a request from the U.S. Food and Drug Administration, or FDA, we have initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA has indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the New Drug Application, or NDA, for SILENOR™. Depending on the results of the genotoxicity studies, the FDA has indicated flexibility on the timing of submission of data from the carcinogenicity studies, including the potential that the FDA may allow the data from those studies to be submitted post-approval. We anticipate that an NDA submission for SILENOR™ could occur in the third quarter of 2007, provided that the ongoing and planned clinical and preclinical studies are successful and proceed as currently scheduled.
     In July 2006, we announced the results from our pilot Phase 2 clinical trial evaluating the use of nalmefene hydrochloride for smoking cessation. In this trial, nalmefene demonstrated numerically higher smoking abstinence rates relative to placebo. Incidences of adverse events were comparable to those observed in trials previously conducted with nalmefene. The most commonly observed side effects were nausea and insomnia, both of which tended to be transient in nature and largely resolved after the first week on drug. Elevation in liver enzymes was observed with a similar frequency in all groups. Enrollment in our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling has been completed, and we expect results from this study in early 2007.

     We have incurred significant net losses since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $81.8 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license products, technologies or businesses that are complementary to our own.
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
     This filing includes trademarks of other persons, including Ambien®, Ambien CRtm, Chantix™, Lunestatm, Luvox®, Paxil®, Rozeremtm, Sonata®, and Zyban®.
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
Research and Development Expenses
     Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with preclinical testing and clinical trials managed by our clinical research organizations, or CROs, and costs associated with non-clinical activities, such as regulatory expenses. Our most significant costs are for clinical trials. These expenses include payments to vendors such as CROs, investigators, and clinical suppliers and related consulting. Our historical research and development expenses relate predominately to the clinical trials for SILENOR™.
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
     We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to conduct our preclinical testing and clinical trials and to manufacture our product candidates to be used in these studies. These external costs are tracked on a project basis and are expensed as incurred.
     At this time, due to the risks inherent in the preclinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Preclinical and clinical development timelines, the probability of success and development costs vary widely. We are currently focused on advancing each of our product development programs and will make determinations as to the scientific and clinical success of each product candidate, as well as assess each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates or collaboration agreements, if at all.

     We expect our development expenses to be substantial over the next few years as we continue the advancement of our product development programs. We initiated our Phase 3 clinical trial program for SILENOR™ in June 2005 and our first nalmefene clinical trial in August 2005. We received the results from our first Phase 3 clinical trial for SILENOR™ in April 2006 and we have three additional Phase 3 clinical trials expected to be completed later this year. We have initiated a preclinical program for SILENOR™ consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The lengthy process of completing preclinical testing and clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing preclinical testing or clinical trials, or in obtaining regulatory approvals, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
Marketing, General and Administrative
     Our marketing, general and administrative expenses consist primarily of compensation costs, benefits, and professional fees related to our administrative, finance, human resources, legal and internal systems support functions, as well as insurance and facility costs. We anticipate increases in marketing, general and administrative expenses as we add personnel, comply with obligations applicable to publicly-held companies, and continue to develop and prepare for the commercialization of our product candidates.
Interest and Other Income
     Interest and other income consist primarily of interest earned on our cash, cash equivalents, and short-term investments.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Clinical Trial Expenses
     Expenditures relating to clinical trials are expensed as incurred and included within research and development expenses. Our clinical trial expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions and CROs that conduct and manage clinical trials on our behalf. Measurement of clinical trial expenses requires subjective judgments as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and related expense. The period over which services are performed, the level of services performed by a given date, and the cost of such services are often subjective determinations.
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

Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS No. 123(R), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Prior to adopting SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees, or APB 25, and provided pro-forma disclosure of net income (loss) as if a fair value method had been applied in measuring compensation expense in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized to the extent that the price of the underlying common stock, as determined in our retrospective fair value analysis performed in conjunction with our initial public offering, exceeded the exercise price of the stock options at the date of grant.
     Measurement and recognition of share-based compensation involves significant estimates and the use of an option valuation model, such as the Black-Scholes model which we use. Determining the fair value of share-based payment awards on the date of grant is affected by many complex and subjective assumptions, including estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility of comparable companies since the volatility of our own stock price has minimal observable history as a result of our recent initial public offering in December 2005. We applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in estimating the expected service period for our options. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The value of options which ultimately vest is recorded as amounts become known in future periods.
     Net Operating Losses and Tax Credit Carryforwards
     We have incurred significant net operating losses to date which have resulted in net operating loss carryforwards which begin to expire 20 years after being generated for federal purposes and 10 years after being generated for California tax purposes. We also have research and development credits which begin to expire 20 years after being generated for federal purposes, and do not expire for California tax purposes. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated and $18.3 million of our federal and $17.3 million of our state net operating loss carryforwards were subject to limitation. An additional $0.9 million of our federal research and development credits were also subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes occur.
Results of Operations
Comparisons of the Three Months Ended June 30, 2006, 2005 and 2004
     License fees. License fees were $0.2 million, $0.1 million and $0.1 million for the three month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our license fees.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
SILENOR™	$—	$—	$101	$—	$(101)	0%	-100%
Nalmefene	4	4	—	—	4	0%	N/A
Acamprosate	150	125	—	25	125	20%	N/A

Total license fees	$154	$129	$101	$25	$28	19%	28%

     License fees increased $25,000 for the three month period ended June 30, 2006 compared to June 30, 2005 primarily due to a $75,000 increase in quarterly license payments to our licensor, Synchroneuron, relating to our acamprosate product candidate, offset by a $50,000 license payment made in the second quarter of 2005 for achievement of certain targets relating to drug development work on acamprosate.
     License fees increased $28,000 for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 due to not having the license agreements in place for nalmefene and acamprosate during the second quarter of 2004, offset by expense associated with the issuance of 84,058 shares of common stock with an estimated value of $1.20 per share to our licensor, ProCom One, during the second quarter of 2004 in conjunction with the SILENOR™ license agreement.
     Research and Development Expenses. Research and development expenses were $12.3 million, $4.6 million and $0.9 million for the three month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our research and development expenses.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™ clinical trials	$9,014	$3,474	$764	$5,540	$2,710	159%	355%
Nalmefene clinical trials	1,426	434	—	992	434	229%	N/A
Acamprosate drug development	340	100	—	240	100	240%	N/A
Personnel and other costs	1,291	553	175	738	378	133%	216%
Employee and consultant stock options	275	33	1	242	32	733%	3,200%

Total research and development expense	$12,346	$4,594	$940	$7,752	$3,654	169%	389%

     Expenses associated with SILENOR™ clinical trials increased $5.5 million for the three month period ended June 30, 2006 compared to June 30, 2005 primarily due to four Phase 3 clinical trials being conducted during the second quarter of 2006 compared to only one Phase 3 clinical trial being underway during the second quarter of 2005. SILENOR™ clinical trial expenses increased $2.7 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 primarily due to the first Phase 3 SILENOR™ clinical trial being conducted during the second quarter of 2005, while only the first Phase 2 clinical trial was in progress during the second quarter of 2004, which was a significantly lower cost study.
     Expenses associated with nalmefene clinical trials increased $1.0 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to the pathological gambling clinical trial which was underway during the second quarter of 2006. The nalmefene clinical trial costs incurred during the second quarter of 2005 relate primarily to drug manufacturing costs and costs associated with the start of the pathological gambling clinical trial, while no costs were incurred during the second quarter of 2004 since the drug was not licensed until November 2004.
     Expenses associated with acamprosate drug development increased $0.2 million for the three month period ended June 30, 2006 compared to June 30, 2005 primarily due to increased formulation efforts. Expenses associated with acamprosate drug development increased $0.1 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 due to this product candidate being licensed in September 2004, and the commencement of development efforts thereafter.
     Personnel and other costs experienced period-over-period increases of $0.7 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 and $0.4 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005.
     Employee and consultant stock option expense increased $0.2 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options. Share-based compensation prior to the adoption of SFAS No. 123(R) was the result of stock options granted to employees with an exercise price lower than the fair value of the underlying stock as determined in our retrospective stock price analysis performed in conjunction with our initial public offering in December 2005.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $3.3 million, $0.8 million and $0.5 million for the three month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Marketing expenses	$447	$77	$17	$370	$60	481%	353%
Personnel and general costs	2,004	692	522	1,312	170	190%	33%
Share-based compensation	830	34	1	796	33	2,341%	3,300%

Total marketing, general and administrative expenses	$3,281	$803	$540	$2,478	$263	309%	49%

     For the three month periods ended June 30, 2006, 2005, and 2004 marketing expenses experienced period-over-period increases as a result of an increase in market research and branding efforts associated primarily with SILENOR™.
     Expenses associated with personnel and general costs increased $1.3 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to increases in headcount as our operations continue to grow, as well as higher costs associated with complying with the regulations applicable to a public company. Expenses during the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 increased primarily due to an increase in headcount and the adoption of our bonus plan during 2005.
     Share-based compensation increased $0.8 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options. Share-based compensation prior to the adoption of SFAS No. 123(R) was the result of stock options granted to employees with an exercise price lower than the fair value of the underlying stock as determined in our retrospective stock price analysis performed in conjunction with our initial public offering in December 2005.
     Remeasurement of Series C Warrant Liability. Remeasurement of Series C warrant liability was zero, $2.6 million and zero for the three month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the expense related to the remeasurement of our Series C warrant liability.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
Remeasurement of Series C warrant liability	$—	$2,565	$—	$(2,565)	$2,565	-100%	N/A

     Remeasurement of Series C warrant liability of $2.6 million incurred during the second quarter of 2005 was due to a financial instrument that was issued in conjunction with our Series C financing during June 2005 which provided for the sale of additional shares of Series C redeemable convertible preferred stock at either the election of the company or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005 the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable convertible preferred stock. Immediately prior to the exercise, the financial instrument was remeasured to fair value resulting in additional expense during the third quarter of 2005 with no further expense recognized thereafter.
     Interest and Other Income. Interest and other income was $1.1 million, $0.2 million and negligible for the three month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes our interest and other income.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
Interest and other income	$1,051	$173	$23	$878	$150	508%	652%

     Interest and other income increased $0.9 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to a higher average cash balance during the three month period ended June 30, 2006 as well as higher interest rates earned on our cash and investment balances. Interest and other income increased $0.2 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 also as a result of higher average cash balances and higher interest rates earned on our cash.
Comparisons of the Six Months Ended June 30, 2006, 2005 and 2004
     License fees. License fees were $0.3 million, $0.2 million and $0.1 million for the six month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our license fees.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™	$—	$—	$101	$—	$(101)	0%	-100%
Nalmefene	8	41	—	(33)	41	-80%	N/A
Acamprosate	300	201	—	99	201	49%	N/A

Total license fees	$308	$242	$101	$66	$141	27%	140%

     License fees increased $66,000 for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to a $75,000 increase in quarterly license payments to Synchroneuron relating to our acamprosate drug, offset by a $50,000 license payment made during the year-to-date 2005 period for acamprosate. License fees related to nalmefene decreased $33,000 primarily as a result of a $35,000 upfront license payment made in January 2005 to the University of Miami upon entering a license agreement for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence while no such activity occurred during the six month period ended June 30, 2006.

     License fees increased $141,000 for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 due to no license fees being incurred for nalmefene and acamprosate during the 2004 period as the products were not yet licensed, offset by expense associated with the issuance of 84,058 shares of common stock with an estimated value of $1.20 per share to ProCom One during the second quarter of 2004 in conjunction with the SILENOR™ license agreement.
     Research and Development Expenses. Research and development expenses were $24.6 million, $6.6 million and $1.1 million for the six month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our research and development expenses.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
SILENOR™ clinical trials	$18,051	$4,522	$817	$13,529	$3,705	299%	453%
Nalmefene clinical trials	3,379	1,047	—	2,332	1,047	223%	N/A
Acamprosate drug development	343	101	—	242	101	240%	N/A
Personnel and other costs	2,377	926	326	1,451	600	157%	184%
Employee and consultant stock options	490	44	1	446	43	1,014%	4,300%

Total research and development expense	$24,640	$6,640	$1,144	$18,000	$5,496	271%	480%

     Expenses associated with SILENOR™ clinical trials increased $13.5 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to four Phase 3 clinical trials being conducted during the six month period ended June 30, 2006 compared to only one Phase 3 clinical trial being conducted during the six month period ended June 30, 2005. SILENOR™ clinical trial expenses increased $3.7 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 primarily due to the first Phase 3 SILENOR™ clinical trial being conducted during the six month period ended June 30, 2005 while only the first Phase 2 clinical trial was in progress during the six month period ended June 30, 2004, which was a significantly lower cost study.
     Expenses associated with nalmefene clinical trials increased $2.3 million for the six month period ended June 30, 2006 compared to June 30, 2005 primarily due to the pathological gambling clinical trial which was underway during the six month period ended June 30, 2006. The nalmefene clinical trial costs incurred during the six month period ended June 30, 2005 relate primarily to drug manufacturing costs and costs associated with the start of the pathological gambling clinical trial, while no costs were incurred during the six month period ended June 30, 2004 since the drug was not licensed until November 2004.
     Expenses associated with acamprosate drug development increased $0.2 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to increased drug formulation work. Expenses associated with acamprosate drug development increased $0.1 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 due to the drug being licensed in September 2004.
     Personnel and other costs experienced period-over-period increases of $1.5 million for the six month period ended June 30, 2006 compared to June 30, 2005 and $0.6 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005.

     Employee and consultant stock option expense increased $0.4 million for the six month period ended June 30, 2006 compared to June 30, 2005 primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options. Share-based compensation prior to the adoption of SFAS No. 123(R) was the result of stock options granted to employees with an exercise price lower than the fair value of the underlying stock as determined in our retrospective stock price analysis performed in conjunction with our initial public offering in December 2005.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $5.5 million, $1.7 million and $1.1 million for the six month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
Marketing expense	$642	$200	$30	$442	$170	221%	567%
Personnel and general costs	3,322	1,332	1,022	1,990	310	149%	30%
Share-based compensation	1,517	160	1	1,357	159	848%	15,900%

Total marketing, general and administrative expenses	$5,481	$1,692	$1,053	$3,789	$639	224%	61%

     Marketing expenses increased $0.4 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 and $0.2 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 as a result of an increase in market research and branding efforts primarily associated with SILENOR™.
     Expenses associated with personnel and general costs increased $2.0 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to increases in headcount as our operations continue to grow, as well as higher costs associated with complying with the regulations applicable to a public company. During the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004, personnel and general costs increased $0.3 million primarily due to an increase in headcount and the adoption of the company’s bonus plan during 2005.
     Share-based compensation increased $1.4 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options. Share-based compensation prior to the adoption of SFAS No. 123(R) was the result of stock options granted to employees with an exercise price lower than the fair value of the underlying stock as determined in our retrospective stock price analysis performed in conjunction with our initial public offering in December 2005.
     Remeasurement of Series C Warrant Liability. Remeasurement of Series C warrant liability was zero, $2.6 million and zero for the six month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes the expense related to the remeasurement of our Series C warrant liability.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
Remeasurement of Series C warrant liability	$—	$2,565	$—	$(2,565)	$2,565	-100%	N/A

     Remeasurement of Series C warrant liability of $2.6 million incurred during the year to date period ended June 30, 2005 was due to a financial instrument that was issued in conjunction with our Series C financing during June 2005 which provided for the sale of additional shares of Series C redeemable convertible preferred stock at either the election of the company or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005, the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable convertible preferred stock. Immediately prior to the exercise, the financial instrument was remeasured to fair value resulting in additional expense during the third quarter of 2005 with no further expense recognized thereafter.
     Interest and Other Income. Interest and other income was $2.2 million, $0.2 million and negligible for the six month periods ended June 30, 2006, 2005, and 2004, respectively. The following table summarizes our interest and other income.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
		(dollar amounts in thousands)
Interest and other income	$2,158	$232	$23	$1,926	$209	830%	909%

     Interest and other income increased $1.9 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to a higher average cash balance during the six month period ended June 30, 2006 as well as higher interest rates earned on our cash and investments. Interest and other income increased $0.2 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 also as a result of higher average cash balances and higher interest rates earned on our cash.
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through June 30, 2006, we have received net proceeds of approximately $139.8 million from the sale of shares of our preferred and common stock as follows:
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

     As of June 30, 2006, we had $62.2 million in cash and cash equivalents and $16.0 million in short-term investments. We have invested a substantial portion of our available cash funds in commercial paper and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the six month period ended June 30, 2006, net cash used in operating activities was $25.0 million, compared to $8.4 million for the six month period ended June 30, 2005. The increase in net cash used in operating activities was due primarily to an increase in our net loss as a result of increased expenses related to the clinical development of SILENOR™ and nalmefene, and increased salaries and overhead of company personnel. We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.
     As a specialty pharmaceutical company focused on acquiring and developing proprietary pharmaceutical product candidates, we have entered into several license agreements to acquire the rights to develop and commercialize three product candidates. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for certain indications and have the right to enter into sublicense agreements. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patents or the applicable last date of market exclusivity following the first commercial sale.
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2006:

	Payments Due by Period
		2007	2009
	Remainder	through	through	After
	of 2006	2008	2010	2010	Total
	(in thousands)
Operating lease obligations	$538	$1,993	$2,090	$2,407	$7,028
Payments under license agreements	808	1,230	1,230	7,290	10,558

Total	$1,346	$3,223	$3,320	$9,697	$17,586

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
     We also enter into agreements with third parties to manufacture our product candidates, conduct our preclinical testing and clinical trials, and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements.
     We do not have any off balance sheet arrangements.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including those resulting in milestone payments to ProCom One, BioTie Therapies and/or Synchroneuron;

•	the costs involved in obtaining, enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We believe that our existing cash and investments will be sufficient to meet our projected operating requirements through at least the next twelve months. We believe that our funds will allow us to finance our remaining Phase 3 clinical trials and NDA submission for SILENOR™, our Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling, and certain of our formulation and drug development work for acamprosate.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the effects of FIN 48 and do not expect that the adoption of FIN 48 will have a significant impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for SILENOR™ to receive regulatory approval for one or more indications on a timely basis or at all; the results of pending clinical trials for SILENOR™ or our other product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of SILENOR™ or our other products that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™ or our other product candidates; the scope and validity of patent protection for SILENOR™ and our other product candidates; the market potential for insomnia and other target markets, and our ability to compete; the potential to attract one or more strategic collaborators and terms of any related transaction; our ability to raise sufficient capital and other risks detailed in this report under Part II – Item 1A – Risk Factors below.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash and cash equivalents and investments as of June 30, 2006 consisted primarily of money market funds, commercial paper and U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
     As of June 30, 2006 we have incurred an unrealized holding loss on our investments of $85,069 primarily as a result of an increase in interest rates which has decreased the value of certain of our securities with fixed interest rates. To the extent that we hold these securities to their maturity, this holding loss will not be realized.
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
     We have received the results of our initial Phase 3 clinical trial for SILENORtm and currently have three additional Phase 3 clinical trials underway to evaluate SILENOR™ for the treatment of insomnia. The completion of at least two well controlled clinical trials is required before we are able to submit our new drug application, or NDA, to the United States Food and Drug Administration, or FDA. Like many companies, we also plan to submit the results of additional trials for the purpose of supporting the claims we plan to request in our label for SILENOR™. We expect to have results from our remaining three Phase 3 clinical trials late in 2006.
     In addition, based on a request from the FDA in connection with a planned pre-NDA meeting for SILENOR™, we have initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA has indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENOR™. Depending on the results of the genotoxicity studies, the FDA has indicated flexibility on the timing of submission of data from the carcinogenicity studies, including the potential that the FDA may allow the data from those studies to be submitted post-approval.
     If our preclinical and clinical development program fails to demonstrate that SILENOR™ is safe and effective, it will not receive regulatory approval. Even if our preclinical studies and clinical trials are completed as planned, their results may not support our assumptions or our intended product claims, and additional studies or trials may be required.
     We are seeking a strategic collaborator for SILENORtm. We may not be successful in our efforts to consummate a strategic collaboration. If a collaboration agreement becomes effective prior to the filing of the NDA, actions on the part of the collaborator could delay our NDA filing. Even if SILENORtm receives FDA approval, it may never be successfully commercialized. In addition, we may have inadequate financial or other resources to pursue this product candidate through the development process or through commercialization.
     We do not have patent protection for SILENORtm in any jurisdiction outside the United States, which may limit our ability to commercialize SILENORtm. Furthermore, the patent protection in the United States for SILENORtm for the treatment of insomnia is limited to lower dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of its active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form as well as a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication. We have submitted additional patent applications, but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions. If we are unable to obtain regulatory approval for, or are unable to successfully commercialize, SILENORtm, we may be unable to generate revenue, become profitable, or continue our operations.
     We expect intense competition in the insomnia marketplace for SILENORtm and in the target markets for our other product candidates, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing SILENORtm for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien and King Pharmaceuticals, Inc.’s Sonata, both GABA-acting hypnotics, Sepracor Inc.’s Lunesta, a GABA-acting hypnotic, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA, and Merck and Company, Inc’s gaboxadol is currently in Phase 3 trials. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. The implications for approval of indiplon or its time to market are unclear.

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
     We are developing nalmefene for the treatment of pathological gambling. Currently, there are no FDA-approved products for this indication. However, controlled clinical trials using the opioid antagonist, naltrexone, which is available in generic form, have demonstrated clinical benefit for patients diagnosed with pathological gambling. Additionally, some controlled clinical trials suggest that selective serotonin reuptake inhibitors, or SSRIs, such as GlaxoSmithKline plc’s Paxil and Solvay Pharmaceuticals’s Luvox, may have a potential clinical effect.
     We are also exploring the use of nalmefene as a potential aid to smoking cessation. The majority of FDA-approved products for this indication are nicotine replacement therapies, such as nicotine gums, patches, nasal sprays, inhalers and lozenges. There are two additional FDA-approved products for this indication, GlaxoSmithKline plc’s Zyban, an aminoketone antidepressant, and Pfizer, Inc.’s Chantix, a nicotine receptor partial agonist, neither of which delivers nicotine to the patient. In addition, Nabi Biopharmaceuticals is developing a vaccine to aid in smoking cessation.
     We are developing a new formulation of acamprosate for the treatment of tardive dyskinesia. There are no FDA-approved products for the treatment of tardive dyskinesia, although several companies are reportedly in Phase 2 and Phase 3 clinical trials to evaluate product candidates for this condition. Juvantia Pharma Ltd. is investigating fipamezole, an adrenergic antagonist, in Phase 2 clinical trials for treatment-associated dyskinesias in Parkinson’s disease, and Acadia Pharmaceuticals Inc. is investigating ACP-103, a 5-HT2A inverse agonist, in Phase 1 clinical trials for levodopa-induced dyskinesias in patients with Parkinson’s disease. These product candidates may be approved by the FDA or other regulatory authorities and commercialized ahead of acamprosate.
     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render SILENORtm or our other product candidates obsolete or noncompetitive.
     Compared to us, many of our potential competitors have substantially greater:
▪	capital resources;

▪	research and development resources, including personnel and technology;

▪	regulatory experience;

▪	preclinical study and clinical trial experience and resources;

▪	expertise in prosecution of intellectual property rights; and

▪	manufacturing, distribution and sales and marketing experience.
     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products.
     In addition, if we receive regulatory approvals for our products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability, sales force or marketing infrastructure.

     Delays in the commencement or completion of preclinical studies or clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.
     Delays in the commencement or completion of preclinical or clinical testing could significantly affect our product development costs. We have initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies for SILENORtm. Delays in this program could occur for a number of reasons, including:
▪	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs;

▪	failures on the part of our CROs in developing study procedures or otherwise conducting the studies on timeframes requested by us;

▪	changes in regulatory requirements or other standards or guidance relating to preclinical testing, including testing of pharmaceutical products in animals;

▪	a lack of availability of animals that are suitable for the types of studies we plan to conduct; and

▪	unforeseen results of preclinical studies that require us to amend study designs or delay future preclinical studies, clinical trials and related regulatory filings.
     In addition, we do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a variety of reasons, including delays related to:
▪	obtaining regulatory approval to commence a clinical trial;

▪	identifying appropriate trial sites and reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

▪	manufacturing sufficient quantities of a product candidate;

▪	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

▪	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the same indication as our product candidates; and

▪	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.
     In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:
▪	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

▪	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

▪	unforeseen safety issues; or

▪	lack of adequate funding to continue the clinical trial.
     Additionally, changes in regulatory requirements and guidance relating to clinical trials may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

     If we experience delays in completion of, or if we terminate, our clinical trials or preclinical studies, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. For example, if the FDA requires us to complete our planned carcinogenicity studies for SILENORtm as a prerequisite to accepting our NDA submission for filing, the timing of that submission, as well as any revenues we may generate from SILENORtm , will be significantly delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or preclinical studies may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.
     Our preclinical testing and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
     Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in each target indication. To date, we have successfully completed only one of our Phase 3 clinical trials and we have not completed all planned preclinical testing and Phase 1 clinical trials for any of our product candidates. For example, in addition to our ongoing Phase 3 clinical trials for SILENORtm , we are undertaking a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies.
     With regard to nalmefene, we are carefully monitoring patients for an effect on their liver function in our ongoing nalmefene clinical trial for the treatment of pathological gambling. While previous alcoholism and pathological gambling studies conducted by our licensor, BioTie Therapies Inc., did not demonstrate an effect on liver function tests, a recent review of unpublished data indicates elevations of enzymes in liver function tests in a small number of patients previously studied. In addition, a small number of patients in our recently completed pilot Phase 2 clinical trial of nalmefene for smoking cessation showed elevation in liver enzymes, with a similar frequency occurring in each of the treatment and placebo groups. As with most new drugs, a Phase 1 clinical trial to evaluate the cardiac effects of nalmefene on patients measured using an electrocardiogram is planned.
     With regard to acamprosate, various formulation development work, preclinical studies, and Phase 1 clinical trials are planned to facilitate the selection and evaluation of a formulation for the product candidate to be tested in subsequent clinical trials in patients with tardive dyskinesia.
     The results from preclinical testing and clinical trials that we have completed may not be predictive of results obtained in future preclinical testing and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If our drug candidates are not shown to be safe and effective in preclinical testing and clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.
     Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, while previous alcoholism and pathological gambling trials conducted by our licensor, BioTie Therapies Inc., did not demonstrate an effect on liver function tests, a recent review of unpublished data indicates elevations of enzymes in liver function tests in a small number of patients previously studied. In addition, a small number of patients in our recently completed pilot Phase 2 clinical trial of nalmefene for smoking cessation showed elevation in liver enzymes, with a similar frequency occurring in each of the treatment and placebo groups.
     In a Phase 1 clinical trial of nalmefene performed by our licensor, two patients were reported by the investigator to have a prolonged QTc interval, which is an electrocardiogram change in patients which, if significantly prolonged, may result in an abnormal heart rhythm with adverse consequences including fainting, dizziness, loss of consciousness and death. In a final report, based on corrected values as determined by the cardiologist responsible for the central laboratory evaluation, these QTc findings were determined to be within the normal range of variation and incorrectly designated as adverse events. As with most new drugs, a Phase 1 clinical trial to evaluate the cardiac effects of nalmefene on patients measured using an electrocardiogram is planned and we will continue to assess the side effect profile of nalmefene and our other product candidates in our ongoing clinical development program.

     In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:
▪	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

▪	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

▪	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and

▪	our reputation may suffer.
     Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from its sale.
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. SILENORtm ’s active ingredient, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENORtm is not intended to be indicated for or used in the treatment of depression and our proposed insomnia dosage is less than one-tenth of that of doxepin for the treatment of depression, and although we do not currently intend to evaluate SILENORtm for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required. If nalmefene is determined to cause an elevation in liver enzymes, the FDA may also require a “black box” warning for it similar to the current labeling for natrexone, an opioid antagonist.
     Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENORtm , if any, may include a restriction on the term of its use or the population for which it may be used, or it may not include one or more of our intended indications— the treatment of sleep onset, maintenance and duration. Similarly, although doxepin, at higher dosages than we plan to incorporate in SILENORtm , is not currently and has never been a Schedule IV controlled substance and the FDA has indicated that it will not recommend that it be a Schedule IV controlled substance, we cannot be certain that SILENORtm will be a non-scheduled drug until the DEA completes its review. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
▪	issue warning letters or untitled letters;

▪	impose civil or criminal penalties;

▪	suspend regulatory approval;

▪	suspend any ongoing clinical trials;

▪	refuse to approve pending applications or supplements to approved applications filed by us;

▪	impose restrictions on operations, including costly new manufacturing requirements; or

▪	seize or detain products or require a product recall.
     If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
     We do not manufacture any of our product candidates, and we do not plan to develop any capacity to do so. Patheon Pharmaceuticals Inc. manufactures clinical supplies of our SILENORtm and nalmefene product candidates, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENORtm . We also plan to contract with one or more third parties to manufacture our nalmefene and acamprosate product candidates and key raw materials for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints as a result of labor disputes or instable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
     Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.
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
     We rely on CROs, primarily Synteract, Inc., to conduct our clinical trials for our SILENORtm and nalmefene product candidates, and we may depend on other CROs and independent clinical investigators to conduct our future clinical trials. We also will rely on a CRO to prepare our electronic NDA filing for SILENORtm . CROs play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If Synteract, other CROs or independent investigators fail to devote sufficient time and resources to our programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introductions of new products. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
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
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
▪	our ability to provide acceptable evidence of safety and efficacy;

▪	relative convenience and ease of administration;

▪	prevalence and severity of any adverse side effects;

▪	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings associated with the active ingredient in SILENOR™ or with nalmefene;

▪	availability of alternative treatments, including, in the case of SILENOR™, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

▪	pricing and cost effectiveness;

▪	off-label substitution by chemically equivalent products;

▪	effectiveness of our or our collaborators’ sales and marketing strategies; and

▪	our ability to obtain sufficient third-party coverage or reimbursement.
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
     The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
▪	our ability to set a price we believe is fair for our products;

▪	our ability to generate revenues and achieve or maintain profitability;

▪	the future revenues and profitability of our potential customers, suppliers and collaborators; and

▪	the availability of capital.
     In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit which became effective in January 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry-wide pressure to reduce prescription drug prices. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.
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
     As of June 30, 2006, we had 36 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our clinical trials effectively, including our remaining Phase 3 clinical trials for SILENORtm and our Phase 2/3 clinical trial for nalmefene in pathological gambling, which are being conducted at numerous clinical trial sites;

•	manage our internal development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
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
     We are a development stage company with no revenues, and our operations to date have generated substantial and increasing needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENOR tm and are able to commercialize the product candidate ourselves or establish a collaboration with a pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENOR tm . The development and approval of SILENOR tm and our other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the rate of progress and cost of our preclinical testing, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2006 will be sufficient to fund our operations for at least the next twelve months. We believe that these funds will allow us to finance our remaining Phase 3 clinical trials and NDA submission for SILENOR™, our Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling, and certain of our formulation and drug development work for acamprosate. We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of approximately $28.3 million for the six month period ended June 30, 2006, $38.5 million for the year ended December 31, 2005 and $13.6 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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
Risks Relating to Intellectual Property
     The patent rights that we have in-licensed covering SILENOR™ are limited to certain low-dosage strengths in the United States, and our market opportunity for this product candidate may be limited by the lack of patent protection for higher dosage strengths and the lack of patent protection in other territories.
     Although we have an exclusive, worldwide license for SILENORtm for the treatment of insomnia through the life of the last patent to expire, which is expected to occur in 2020, we do not have patent protection for SILENORtm in any jurisdiction outside the United States. In addition, although our licensed patent for the treatment of transient insomnia is scheduled to expire in 2020, our licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for SILENORtm , a competitor could file an NDA for the development of doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for SILENORtm for the treatment of insomnia is limited to lower dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. In addition, others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for SILENORtm . Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for SILENORtm and adversely affect our overall business and financial results.
A recent reexamination at the U.S. Patent and Trademark Office has resulted in the narrowing of certain claims and the cancellation of other claims for one of our patents covering SILENOR tm . In addition, we have initiated a reissue of that patent which may result in the U.S. Patent and Trademark Office further narrowing certain claims and could result in the cancellation or rejection of certain or all of the claims of the patent.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through August 4, 2006, the trading prices for our common stock ranged from a high of $21.24 to a low of $9.69.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENORtm or our other product candidates, including requirements to conduct or results of our preclinical testing and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our three existing in-license agreements and any future collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of June 30, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 69.6% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the quarter ended June 30, 2006 we had no unregistered sales of equity securities.
Use of Proceeds
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-128871) that was declared effective by the Securities and Exchange Commission on December 14, 2005. On December 20, 2005, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $11.00 per share, for an aggregate offering price of $55.0 million. Our initial public offering was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC.
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
     As of June 30, 2006, we had invested the $49.8 million in net proceeds from the offering in money market funds, commercial paper and U.S. government agency notes. Through June 30, 2006, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our three development programs, for marketing, general and administrative expenses and for other research and development expenses.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 31, 2006 during which the shareholders voted on and approved the following proposals:
     Proposal 1: To elect the following nominees as Class I directors:

Name	Class	Term Expires	Votes For	Votes Withheld
Terrell A. Cobb	I	2009	9,650,478	1,613
Cam L. Garner	I	2009	9,650,478	1,613
Scott L. Glenn	I	2009	9,650,591	1,500
     The following Class II and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year noted:

Name	Class	Term Expires
Jesse I. Treu, Ph.D	II	2007
Daniel K. Turner III	II	2007
Kurt von Emster	II	2007
Kenneth M. Cohen	III	2008
David F. Hale	III	2008
Kurt Wheeler	III	2008

     Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
9,650,777	513	1,000
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.2(3)	Amended and Restated Investor Rights Agreement dated June 2, 2005

10.25(4)#	Employment agreement between the Registrant and Matthew Onaitis dated May 15, 2006

10.26(5)	Sublease agreement between Registrant and Avnet, Inc. dated June 22, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005

(4)	Filed with the Registrant’s Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(5)	Filed with the Registrant’s Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

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
Dated: August 10, 2006

/s/ Meg M. McGilley Meg M. McGilley Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)