Form 10-Q
period 2006-09-30
Somaxon Pharmaceuticals, Inc.
filed 2006-11-09
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0161599 (I.R.S. Employer Identification No.)

3721 Valley Centre Drive, Suite 500, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
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
Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of November 6, 2006 was 18,071,496.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$46,576,160	$100,918,088
Short-term investments	20,550,580	3,047,086
Other current assets	1,322,131	1,923,466

Total current assets	68,448,871	105,888,640
Long-term restricted cash	600,000	—
Property and equipment, net	278,503	190,045
Other assets	160,000	177,259

Total assets	$69,487,374	$106,255,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,736,158	$11,881,616
Accrued liabilities	950,331	919,090

Total current liabilities	10,686,489	12,800,706

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 18,071,337 and 18,045,366 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,807	1,804
Additional paid-in capital	150,455,204	150,802,850
Deferred compensation	—	(3,801,897)
Deficit accumulated during the development stage	(91,652,506)	(53,547,519)
Accumulated other comprehensive loss	(3,620)	—

Total stockholders’ equity	58,800,885	93,455,238

Total liabilities and stockholders’ equity	$69,487,374	$106,255,944

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					August 14,
					2003
					(inception)
	Three months ended		Nine months ended		through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Operating expenses
License fees	$203,750	$98,750	$511,250	$341,210	$5,551,315
Research and development	7,906,306	10,937,209	32,546,781	17,577,114	69,241,310
Marketing, general and administrative expenses	2,689,186	1,367,822	8,170,448	3,059,656	15,905,705
Remeasurement of Series C warrant liability	—	3,084,057	—	5,648,612	5,648,612

Total operating expenses	10,799,242	15,487,838	41,228,479	26,626,592	96,346,942

Loss from operations	(10,799,242)	(15,487,838)	(41,228,479)	(26,626,592)	(96,346,942)
Interest and other income	965,157	519,679	3,123,492	752,148	4,694,436

Net loss	(9,834,085)	(14,968,159)	(38,104,987)	(25,874,444)	(91,652,506)
Accretion of redeemable convertible preferred stock to redemption value	—	(39,731)	—	(52,968)	(86,102)

Net loss applicable to common stockholders	$(9,834,085)	$(15,007,890)	$(38,104,987)	$(25,927,412)	$(91,738,608)

Basic and diluted net loss applicable to common stockholders per share	$(0.55)	$(24.59)	$(2.12)	$(45.83)
Shares used to calculate net loss applicable to common stockholders per share	18,006,693	610,251	17,967,649	565,675
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through September 30, 2006 (unaudited)

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583,333	$58	$292	$—	$—	$—	$350
Issuance of Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,281,538	2,281,538	—	—	—	—	—	—	2,281,538
Net Loss	—	—	—	—	—	—	—	—	(1,463,182)	—	(1,463,182)

Balance at December 31, 2003	—	—	2,281,538	2,281,538	583,333	58	292	—	(1,463,182)	—	818,706

Issuance of Series A convertible preferred stock for cash at $1.00 per share in January	—	—	18,462	18,462	—	—	—	—	—	—	18,462
Issuance of Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97,295	—	—	23,000,000	22,902,705	—	—	—	—	—	—	22,902,705
Issuance of common stock in April at $1.20 per share for license agreement	—	—	—	—	84,058	8	100,862	—	—	—	100,870
Common stock issued from exercise of stock options	—	—	—	—	55,833	6	3,494	—	—	—	3,500
Deferred compensation associated with stock option grants	—	—	—	—	—	—	110,917	(110,917)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13,425	—	—	13,425
Expense related to non-employee stock options	—	—	—	—	—	—	14,205	—	—	—	14,205
Net Loss	—	—	—	—	—	—	—	—	(13,597,770)	—	(13,597,770)

Balance at December 31, 2004	—	—	25,300,000	25,202,705	723,224	72	229,770	(97,492)	(15,060,952)	—	10,274,103

Somaxon Pharmaceuticals, Inc.
(A development stage company)

									Deficit
									Accumulated	Accumulated
	Series C Redeemable						Additional	Deferred	During the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152,712	48,148,455	64,847,703	—	—	—	—	—	—	—	—	—
Series C proceeds allocated to warrant instrument	—	(647,684)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant instrument	—	—	—	—	—	—	6,296,296	—	—	—	6,296,296
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86,102	—	—	—	—	(86,102)	—	—	—	(86,102)
Issuance of common stock in initial public offering at $11.00 per share in December 2005, net of issuance costs of $5,179,780	—	—	—	—	5,000,000	500	49,819,720	—	—	—	49,820,220
Conversion of redeemable convertible preferred stock into common stock	(48,148,455)	(64,286,121)	—	—	8,024,721	802	64,285,319	—	—	—	64,286,121
Conversion of convertible preferred stock into common stock	—	—	(25,300,000)	(25,202,705)	4,216,661	422	25,202,283	—	—	—	—
Common stock issued from exercise of stock options	—	—	—	—	80,760	8	176,672	—	—	—	176,680
Deferred compensation associated with stock option grants	—	—	—	—	—	—	4,741,609	(4,741,609)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037,204	—	—	1,037,204
Expense related to non-employee stock options	—	—	—	—	—	—	137,283	—	—	—	137,283
Net loss	—	—	—	—	—	—	—	—	(38,486,567)	—	(38,486,567)

Balance at December 31, 2005	—	$—	—	$—	18,045,366	$1,804	$150,802,850	$(3,801,897)	$(53,547,519)	$—	$93,455,238

Net loss	—	—	—	—	—	—	—	—	(38,104,987)	—	(38,104,987)
Change in unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(3,620)	(3,620)

Comprehensive loss											(38,108,607)

Elimination of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,801,897)	3,801,897	—	—	—
Exercise of stock options	—	—	—	—	25,971	3	126,350	—	—	—	126,353
SFAS No. 123R Stock option expense	—	—	—	—	—	—	3,166,029	—	—	—	3,166,029
Expense related to non-employee stock options	—	—	—	—	—	—	118,811	—	—	—	118,811
Vesting of early exercised stock options	—	—	—	—	—	—	43,061	—	—	—	43,061

Balance at September 30, 2006	—	$—	—	$—	18,071,337	$1,807	$150,455,204	$—	$(91,652,506)	$(3,620)	$58,800,885

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			August 14, 2003
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(38,104,987)	$(25,874,444)	$(91,652,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,151	32,248	150,676
Expense related to stock option issuance	3,284,840	724,139	4,486,957
Issuance of stock for license agreement	—	—	100,870
Remeasurement of Series C warrant	—	5,648,612	5,648,612
Loss on disposal of equipment	—	1,782	1,782
Changes in operating assets and liabilities:
Other current assets	601,335	(1,329,447)	(1,322,131)
Other assets	17,259	98,091	(160,000)
Accounts payable	(2,145,458)	7,349,676	9,736,158
Accrued liabilities	74,302	(151,520)	924,165

Net cash used in operating activities	(36,198,558)	(13,500,863)	(72,085,417)

Cash flows from investing activities
Purchases of property and equipment	(162,609)	(117,876)	(430,961)
Purchases of short-term investments	(19,507,114)	(3,016,211)	(22,554,200)
Sales and maturities of short-term investments	2,000,000	—	2,000,000
Restricted cash deposit	(600,000)	—	(600,000)

Net cash used in investing activities	(18,269,723)	(3,134,087)	(21,585,161)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820,570
Issuance of preferred stock, net of issuance costs	—	64,847,703	90,050,408
Exercise of stock options	126,353	159,500	375,760

Net cash provided from financing activities	126,353	65,007,203	140,246,738

Increase (Decrease) in cash and cash equivalents	(54,341,928)	48,372,253	46,576,160
Cash and cash equivalents at beginning of the period	100,918,088	12,835,318	—

Cash and cash equivalents at end of the period	$46,576,160	$61,207,571	$46,576,160

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$52,968	$86,102
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,488,826
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
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it continues to engage in development and clinical trial activities for its product candidates and seek to commercialize these product candidates. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the financial condition and the ability to implement the Company’s business strategy, including completing current clinical development programs, commercializing products, and in-licensing other products.
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
     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006 and will first be effective for the Company for the year beginning January 1, 2007. The Company is in the process of analyzing the effects of this pronouncement.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and will first be effective for the Company for the year ended December 31, 2006. The Company is in the process of analyzing the effects of SAB No. 108 and does not expect that the adoption will have a significant impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures. This statement is effective for fiscal years beginning after November 15, 2007 and will first be effective for the Company for the year beginning January 1, 2008. The Company is in the process of analyzing the effects of this pronouncement.
Share-Based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options. Prior to adopting SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized in the statement of operations to the extent the price of the underlying common stock, as determined in the retrospective fair value analysis performed in conjunction with the Company’s initial public offering, exceeded the exercise price of the stock options at the date of grant. Pro-forma disclosure of stock based compensation under SFAS No. 123 was provided in the notes to the financial statements.
     In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R), which the Company has applied in its adoption of SFAS No. 123(R). The Company has two share-based payment plans: the stock option plan and employee stock purchase plan. SFAS No. 123(R) is applicable only to the Company’s stock option plan as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, under which prior period financial statements are not restated for the impact of SFAS No. 123(R). Stock options granted prior to the adoption of SFAS No. 123(R), but not yet fully vested at the time of adoption, are included in compensation expense based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123. SFAS No. 123(R) requires compensation expense to be reduced for an estimate of forfeitures such that expense is recognized for those stock options which ultimately vest. The Company’s pro-forma accounting under SFAS No. 123 also included an estimate for forfeitures; however the Company did not use an estimate of forfeitures when recognizing compensation expense in the statement of operations under APB 25. The cumulative effect of not using

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
an estimate of forfeitures when recognizing compensation expense under APB 25 was immaterial and no cumulative effect from a change in accounting principle was recognized when the Company adopted SFAS No. 123(R).
     SFAS No. 123(R) requires the fair value of share-based payment awards to be estimated on the date of grant using an option-pricing model, such as the Black-Scholes valuation model which the Company uses. The Black-Scholes valuation model requires multiple subjective inputs, including a measure of expected future volatility. The Company’s stock did not have a readily available market prior to the initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for the Company’s stock price. Consequently, the Company estimates its expected future volatility based on comparable companies when determining the grant date calculated value for stock options.
     The Company recognizes the calculated value of the portion of the awards that are ultimately expected to vest over the requisite service period, which is the vesting period for the Company’s stock options. Share-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the three months ended September 30, 2006 was $1,263,635, of which $230,232 was included in research and development expense and $1,033,403 was included in marketing, general and administrative expense. Stock based compensation expense for the nine months ended September 30, 2006 was $3,166,029, of which $616,047 was included in research and development expense and $2,549,982 was included in marketing, general and administrative expense. Pro-forma stock based compensation as determined under SFAS No. 123 for the three and nine months ended September 30, 2005 was $561,951 and $835,293, respectively. See Note 3 for additional information.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
     The following table summarizes the Company’s comprehensive loss.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(9,834,085)	$(14,968,159)	$(38,104,987)	$(25,874,444)
Unrealized gain (loss) on available-for-sale investments	81,449	—	(3,620)	—

Comprehensive loss	$(9,752,636)	$(14,968,159)	$(38,108,607)	$(25,874,444)

Segment Information
     Management has determined that the Company operates in one reportable segment which is the development and commercialization of pharmaceutical products.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
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
     The following table summarizes the Company’s EPS calculations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(9,834,085)	$(14,968,159)	$(38,104,987)	$(25,874,444)
Accretion of redeemable convertible preferred stock to redemption value	—	(39,731)	—	(52,968)

Net loss applicable to common stockholders	$(9,834,085)	$(15,007,890)	$(38,104,987)	$(25,927,412)

Denominator:
Weighted average common shares	18,048,360	714,418	18,024,941	693,568
Weighted average unvested common shares subject to repurchase	(41,667)	(104,167)	(57,292)	(127,893)
Denominator for basic and diluted net loss per share	18,006,693	610,251	17,967,649	565,675

Basic and diluted net loss per share	$(0.55)	$(24.59)	$(2.12)	$(45.83)

Weighted average anti-dilutive securities not included in net loss per share:
Weighted average convertible preferred shares outstanding	—	11,223,888	—	7,306,866
Weighted average stock options outstanding	2,389,273	1,094,621	2,290,472	621,266
Weighted average unvested common shares subject to repurchase	41,667	104,167	57,292	127,893

Total weighted average anti-dilutive securities not included in diluted net loss per share	2,430,940	12,422,676	2,347,764	8,056,025

     At September 30, 2005, the Company had 2,300,000 and 23,000,000 shares of Series A and Series B convertible preferred stock issued and outstanding, respectively, and 48,148,455 shares of Series C redeemable convertible preferred stock issued and outstanding. During the Company’s initial public offering in December 2005, these shares were converted into 12,241,382 shares of common stock at a ratio of six shares of preferred stock into one share of common stock. No preferred shares were issued and outstanding at September 30, 2006.
     The Company adopted SFAS No. 123(R) on January 1, 2006, which requires stock option expense to be recognized in the statement of operations. Prior to adoption of SFAS No. 123(R), stock based compensation was recognized in the statement of operations using the intrinsic value method prescribed under APB 25 as allowed

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
under SFAS No. 123. The pro-forma net loss disclosed pursuant to requirements under SFAS No. 123 approximated the net loss and net loss per share that would have resulted had the Company applied the provisions of SFAS No. 123(R) in prior periods.
     The following table provides the pro-forma net loss and pro-forma net loss per share disclosed under SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) to provide a comparison with the amounts recognized in the statements of operations upon adopting SFAS No. 123(R).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders as reported	$(9,834,085)	$(15,007,890)	$(38,104,987)	$(25,927,412)
Add: Share-based employee compensation expense included in net loss	N/A	497,383	N/A	684,330
Less: Share-based employee compensation expense using the fair value method	N/A	(561,951)	N/A	(835,293)

Pro-forma net loss applicable to common stockholders	$(9,834,085)	$(15,072,458)	$(38,104,987)	$(26,078,375)

Basic and diluted net loss applicable to common stockholders per share as reported	$(0.55)	$(24.59)	$(2.12)	$(45.83)
Pro-forma basic and diluted net loss applicable to common stockholders per share	$(0.55)	$(24.70)	$(2.12)	$(46.10)
Note 2. Composition of Certain Balance Sheet Items
Short-term investments
     Short-term investments consist of the following:

	September 30,	December 31,
	2006	2005
United States government agency notes	$13,925,774	$3,047,086
Corporate notes and commercial paper	6,628,426	—

Total investments at amortized cost	20,554,200	3,047,086
Unrealized loss	(3,620)	—

Total investments at market	$20,550,580	$3,047,086

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Other Current Assets
     Other current assets consist of the following:

	September 30,	December 31,
	2006	2005
Deposits	$637,176	$768,275
Investment interest receivable	153,099	—
Prepaid clinical research fees	189,410	952,282
Prepaid insurance	206,135	72,387
Other current assets	136,311	130,522

Total other current assets	$1,322,131	$1,923,466

Property and Equipment
     Property and equipment consists of the following:

	September 30,	December 31,
	2006	2005
Office furniture and equipment	$213,311	$169,001
Computer equipment	215,141	96,842

Property and equipment, at cost	428,452	265,843
Less: accumulated depreciation	(149,949)	(75,798)

Property and equipment, net	$278,503	$190,045

     Depreciation expense was $31,051, and $14,433 for the three months ended September 30, 2006 and 2005, respectively and $74,151 and $32,248 for the nine months ended September 30, 2006 and 2005, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2006	2005
Accrued license fees	$135,000	$138,750
Accrued compensation and benefits	749,238	610,863
Refundable proceeds from unvested exercised stock options	26,166	69,227
Other accrued liabilities	39,927	100,250

Total accrued liabilities	$950,331	$919,090

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 3. Share-based compensation
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company has initially reserved 300,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance increases on the first day of each year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As of September 30, 2006, no shares were issued under the ESPP.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares. As a result of the Company’s IPO in December 2005, no additional options will be granted under the 2004 Plan and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Equity Incentive Award Plan (the “2005 Plan”).
     In November 2005, the stockholders approved the 2005 Plan. As of September 30, 2006, 2,000,000 shares of common stock were reserved for issuance under the 2005 Plan, plus an additional 25,073 shares from stock options which were available for issuance under the 2004 Plan. The 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.
     The Company’s stock options generally vest over a period of between one and four years and have a ten year term. Certain of the stock options were exercised in advance of becoming vested. Unvested shares obtained from the early exercise of stock options are subject to repurchase by the Company at the original exercise price in the event of termination or separation from the Company. The Company recognized a liability for the proceeds received from the exercise of unvested options of $26,166 and $69,227 at September 30, 2006 and December 31, 2005, respectively. No unvested shares have been repurchased by the Company as of September 30, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options.

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2004	260,333	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	147,250	$2.40	$3.47
Quarter ended June 30, 2005	54,167	2.40	4.00
Quarter ended September 30, 2005	676,166	3.04	7.54
Quarter ended December 31, 2005	331,243	11.08	6.52

Total stock options granted during 2005	1,208,826	$5.13	$6.60

Stock options exercised during 2005:
Quarter ended March 31, 2005	—	$—
Quarter ended June 30, 2005	(20,000)	2.40
Quarter ended September 30, 2005	(37,500)	2.82
Quarter ended December 31, 2005	(19,094)	1.20

Total 2005 stock options exercised	(76,594)	$2.32

Stock options forfeited during 2005:
Quarter ended June 30, 2005	(26,736)	$1.20

Outstanding at December 31, 2005	1,365,829	$4.62

Stock options granted during 2006:
Quarter ended March 31, 2006	764,590	$11.13	$7.83
Quarter ended June 30, 2006	274,300	16.79	12.34
Quarter ended September 30, 2006	1,450	10.82	8.08

Total stock options granted during 2006 to date	1,040,340	$12.62	$9.02

Stock options exercised during 2006:
Quarter ended September 30, 2006	(25,971)	$4.87

Stock options forfeited during 2006:
Quarter ended September 30, 2006	(28,195)	$11.00

Outstanding at September 30, 2006	2,352,003	$8.08

     The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During the nine month period ended September 30, 2006, employees and directors exercised 25,971 stock options with an intrinsic value of $211,789 and they exercised 57,500 stock options with an estimated intrinsic value of $328,483 during the nine month period ended September 30, 2005. In determining the intrinsic value of stock options exercised prior to the initial public offering in December 2005, the Company estimated the fair value of its underlying common stock through a retrospective analysis of the stock price performed in conjunction with the initial public offering. The intrinsic value of employee and director stock options outstanding at September 30, 2006, based on a closing stock price of $12.31 per share, was $11.5 million.
     At September 30, 2006, of the 2,352,003 employee and director options outstanding, 557,660 were vested and 1,794,343 were unvested. The weighted average remaining vesting term was 2.6 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
vesting term is $11.2 million. The intrinsic value of exercisable stock options based on a stock price of $12.31 at September 30, 2006 was $4.4 million.
     The calculated value of employee stock options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2006	2005
Risk free interest rate	4.31% to 5.10%	3.96% to 4.39%
Expected term	6.25 years	6 years
Expected volatility	76% to 85%	60% to 63%
Weighted average volatility	78%	62%
Expected dividend yield	0%	0%
Fair value of underlying stock	$10.35 to $19.74	$4.68 to $12.54
     The following table summarizes the Company’s stock option activity for stock options granted to consultants.

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	15,833	$1.20

Stock options granted during 2005:
Quarter ended March 31, 2005	7,500	1.60
Quarter ended December 31, 2005	20,003	13.62

Total 2005 stock options granted	27,503	10.34

Stock options exercised during 2005:
Quarter ended September 30, 2005	(4,167)	1.20

Stock options forfeited during 2005:
Quarter ended March 31, 2005	(1,666)	1.20

Outstanding at December 31, 2005	37,503	$7.90

Stock options granted during 2006 to date:	—	$—
Stock options exercised during 2006 to date:	—	—

Outstanding at September 30, 2006	37,503	$7.90

     At September 30, 2006, of the 37,503 consultant stock options outstanding, 26,201 were vested and 11,302 were unvested. In accordance with EITF Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Expense recognized for stock options granted to consultants was $14,263 and $22,356, for the three months ended September 30, 2006 and 2005, respectively, and $118,811 and $39,809 for the nine months ended September 30, 2006 and 2005, respectively. Stock option expense for consultants is included within research and development expense. There were no grants, exercises, or forfeitures of stock options for consultants during the nine months ended September 30, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	8.5 Years	$1.20	96,405	8.5 Years	$1.20
$2.40	173,917	9.2 Years	2.40	42,917	9.2 Years	2.40
$3.00	644,246	9.6 Years	3.00	31,109	9.6 Years	3.00
$8.40	7,334	9.7 Years	8.40	—	9.7 Years	8.40
$11.00 to $13.62	348,333	10.0 Years	11.25	14,306	10.0 Years	12.02

Total stock options outstanding	1,403,332	9.4 Years	$4.71	184,737	9.4 Years	$2.62

     A summary of all stock options outstanding at September 30, 2006 is as follows:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20	229,502	7.8 Years	$1.20	139,624	7.8 Years	$1.20
$2.40	163,917	8.5 Years	2.40	84,737	8.5 Years	2.40
$3.00	635,080	8.8 Years	3.00	218,123	8.8 Years	3.00
$8.40 to $10.99	709,524	9.3 Years	10.58	1,180	9.0 Years	8.40
$11.00 to $13.99	313,683	9.2 Years	11.28	91,733	9.2 Years	11.50
$14.00 to $15.99	172,000	9.7 Years	15.35	48,464	9.7 Years	15.32
$16.00 to $19.74	165,800	9.6 Years	18.34	—	9.6 Years	18.34

Total stock options outstanding	2,389,506	9.0 Years	$8.08	583,861	8.6 Years	$4.85

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
Shares available for issuance at December 31, 2004	84,668	—

Increase in authorized shares	2,833,333	300,000
Grants and issuances	(1,236,329)	—
Forfeitures	28,402	—

Shares available for issuance at December 31, 2005	1,710,074	300,000

Grants and issuances	(1,040,340)	—
Forfeitures	28,195	—

Shares available for issuance at September 30, 2006	697,929	300,000

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various in-license agreements are $10.4 million for milestone and license payments. The Company is also obligated to make additional milestone payments of up to $11.3 million upon achieving certain product development events, as well as revenue-based royalty payments. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the in-licensed technologies are used in various treatments.
     The Company’s exclusive worldwide in-license agreement with ProCom One to develop and commercialize SILENOR™ (doxepin hydrochloride) includes a $500,000 payment upon the earlier of: (i) acceptance of our New Drug Application (NDA) by the Food and Drug Administration (FDA), or (ii) December 31, 2006. The in-license agreement is cancelable by Somaxon at any time if the Company believes the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Consequently, the Company has not accrued this milestone payment as of September 30, 2006. In addition, the Company also has entered into contracts with a clinical research organization (“CRO”) and other vendors to assist in clinical trial work. These contracts are cancelable at any time, but obligate the Company to reimburse the provider for any time or costs incurred through the date of termination.
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
     In June 2006, the Company entered into a sublease agreement to rent approximately 26,000 square feet of office space for its corporate headquarters. The sublease expires in February 2013 and the Company is obligated to make base monthly lease payments of $79,661 for the first year, increasing each year to a maximum of $95,119 per month in the last year of the sublease, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease also terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $750,000 if the termination occurs in the first year, $500,000 if the termination occurs in the second year, and $350,000 thereafter.
     The Company continues to be obligated to make lease payments of $9,700 per month under its lease for its previous facility through expiration in January 2007. The Company has an outstanding deposit of $8,165 relating to this facility which is expected to be returned to the Company upon expiration of the lease. The Company is also obligated under various operating leases for office equipment. Rent expense was $301,662 and $52,595 for the three months ended September 30, 2006 and 2005, respectively, and $420,154 and $111,098 for the nine months ended September 30, 2006 and 2005, respectively.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     At September 30, 2006, the future minimum lease payments for the years then ended are as follows:

2006 (remaining three months)	$269,087
2007	987,589
2008	1,005,701
2009	1,029,357
2010	1,060,237
Thereafter	2,407,088

Total	$6,759,059

Note 5. Related Party Transactions
     The Company in-licenses certain technologies from ProCom One (“ProCom”) which, as part of the in-license agreement, grants to ProCom the right to designate one member of the Company’s Board of Directors. The in-license agreement also provides a consulting arrangement for two ProCom affiliates under which the Company paid $63,750 and $49,999 for the three months ended September 30, 2006 and 2005, respectively, and $191,250 and $149,999 for the nine months ended September 30, 2006 and 2005, respectively.
     The Company’s outside legal counsel holds 13,896 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $72,207 and $57,864 during the three months ended September 30, 2006 and 2005, respectively, and $565,664 and $244,283 for the nine months ended September 30, 2006 and 2005, respectively, for legal services rendered by the Company’s outside legal counsel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2005 and the caption “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2006.
Overview
Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. To date, we have in-licensed three product candidates. Our lead product candidate, SILENOR™ (doxepin hydrochloride), is in Phase 3 clinical trials for the treatment of insomnia. Our product candidate nalmefene hydrochloride is in a Phase 2/3 clinical trial for the treatment of pathological gambling and has completed a pilot Phase 2 clinical trial for smoking cessation. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. We intend to continue to build a portfolio of product candidates that are approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, products that are currently commercialized outside the United States but not available in the United States, or product candidates that are in late stages of clinical development.
     We were incorporated in August 2003 and are a development stage company. During 2003, we focused on hiring our executive team and initial operating employees and on in-licensing our first product, SILENOR™. During 2004, we initiated two Phase 2 clinical trials for SILENOR™ and entered into in-license agreements for nalmefene and acamprosate. During 2005, we initiated Phase 3 clinical trials for SILENOR™, commenced a Phase 2/3 clinical trial on nalmefene for the treatment of pathological gambling, initiated a pilot Phase 2 clinical trial for nalmefene for smoking cessation, and began working on a new formulation for acamprosate.
     In April 2006, we announced the results of our first Phase 3 clinical trial for SILENOR™. In October 2006, we announced the results of our second Phase 3 clinical trial for SILENOR™. These trials demonstrated statistically significant improvements compared to placebo in multiple measures of sleep onset and sleep maintenance. Incidences of adverse events were comparable to placebo in both trials. We have completed enrollment in our remaining two Phase 3 clinical trials for SILENOR™ in elderly patients with insomnia, which include a four week outpatient clinical trial and a three month polysomnography, or PSG, trial. We expect results from the four week trial in November of this year, and from the three month trial in December of this year.
     Based on a request we received in July 2006 from the U.S. Food and Drug Administration, or FDA, we initiated a preclinical program for SILENOR™ consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA has indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the New Drug Application, or NDA, for SILENOR™. In September 2006, we completed the genotoxicity studies and no signal indicative of genotoxicity was found in any of the assays. We have submitted the genotoxicity data to the FDA and, based on our assessment of the data, requested that the agency permit us to submit the data from the requested carcinogenicity studies of SILENOR™ as a post-NDA approval commitment. The FDA previously indicated to us that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted post-approval. We expect the reproductive toxicology studies to be completed in the middle of 2007 and we have initiated preliminary preparatory work on our carcinogenicity program. If the FDA agrees with our assessment of the genotoxicity results, we anticipate that an NDA submission for SILENOR™ could occur in the third quarter of 2007, provided that our ongoing and planned clinical and preclinical studies are successful and proceed as currently scheduled.
     In July 2006, we announced the results from our pilot Phase 2 clinical trial evaluating the use of nalmefene for smoking cessation. In this trial, nalmefene demonstrated numerically higher smoking abstinence rates relative to placebo.

Incidences of adverse events were comparable to those observed in trials previously conducted with nalmefene. The most commonly observed side effects were nausea and insomnia, both of which tended to be transient in nature and largely resolved after the first week on drug. Elevation in liver enzymes was observed with a similar frequency in all groups. Enrollment in our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling has been completed, and we expect results from this trial in December of this year.
     We have incurred significant net losses since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $91.7 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of our product candidates and acquire or in-license products, technologies or businesses that are complementary to our own.
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
     This filing includes trademarks of other persons, including Ambien®, Ambien CRtm, Chantix™, Lunestatm, Luvox®, Paxil®, Rozeremtm, Sonata®, and Zyban®.
Revenues
     We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or are able to commercialize SILENOR™ ourselves.
License Fees
     Our license fees consist of the costs incurred to in-license our product candidates. We charge all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.
Research and Development Expenses
     Our research and development expenses consist primarily of salaries and related employee benefits, share-based compensation expense, costs associated with preclinical testing and clinical trials managed by our clinical research organizations, or CROs, and costs associated with non-clinical activities, such as regulatory expenses. Our most significant costs are for clinical trials. These expenses include payments to vendors such as CROs, investigators, clinical suppliers and related consultants. Our historical research and development expenses relate predominately to the clinical trials for SILENOR™.
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
     We expect our on-going development expenses to be substantial as we continue the advancement of our product development programs. We received the results from our first Phase 3 clinical trial for SILENOR™ in April 2006 and the results from our second Phase 3 clinical trial for SILENOR™ in October 2006. Results from two additional SILENOR™ Phase 3 clinical trials are expected to be reported later this year. We have initiated a preclinical program for SILENOR™ consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies and we received the results from our genotoxicity studies in September 2006. In July 2006, we received the results from our pilot Phase 2 clinical trial evaluating the use of nalmefene for smoking cessation and we expect to have the results from our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling later this year. We are also working on a new formulation for acamprosate. The lengthy process of completing preclinical testing and clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing preclinical testing or clinical trials, or in obtaining regulatory approvals, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
Marketing, General and Administrative
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, comply with obligations applicable to publicly-held companies, and continue to develop and prepare for the commercialization of our product candidates.
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
Clinical Trial Expenses
     Expenditures relating to clinical trials are expensed as incurred and included within research and development expenses. Our clinical trial expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions and CROs that conduct and manage clinical trials on our behalf. Measurement of clinical trial expenses requires subjective judgments as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations.
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

License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be earned, and the period to which the related expense will apply.
Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. Prior to adopting SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees, or APB 25, and provided pro-forma disclosure of net income (loss) as if a fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized to the extent that the price of the underlying common stock at the date of grant, as determined in our retrospective fair value analysis performed in conjunction with our initial public offering, exceeded the exercise price of the stock options.
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
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated and $18.3 million of our federal and $17.3 million of our state net operating loss carryforwards were subject to limitation. An additional $0.9 million of our federal research and development credits were also subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes occur.

Results of Operations
Comparisons of the Three Months Ended September 30, 2006, 2005 and 2004
     License fees. License fees were $0.2 million, $0.1 million and $0.4 million for the three month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our license fees.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	54	24	200	30	(176)	125%	-88%
Acamprosate	150	75	163	75	(88)	100%	-54%

Total license fees	$204	$99	$363	$105	$(264)	106%	-73%

     License fees increased $0.1 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to payments to our licensors for nalmefene and acamprosate.
     License fees decreased $0.3 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 primarily due to in-licensing our nalmefene and acamprosate product candidates during 2004.
     Research and Development Expenses. Research and development expenses were $7.9 million, $10.9 million and $3.3 million for the three month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our research and development expenses.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™ clinical trials	$4,426	$8,616	$3,111	$(4,190)	$5,505	-49%	177%
Nalmefene clinical trials	1,441	1,561	—	(120)	1,561	-8%	N/A
Acamprosate drug development	274	40	4	234	36	585%	900%
Personnel and other costs	1,521	636	201	885	435	139%	216%
Employee and consultant stock options	244	84	3	160	81	190%	2,700%

Total research and development expense	$7,906	$10,937	$3,319	$(3,031)	$7,618	-28%	230%

     Research and development expenses decreased $3.0 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to a $4.2 million decrease in expenses associated with SILENOR™ clinical trials as a result of enrollment in our SILENOR™ Phase 3 clinical trials being complete as of the end of the third quarter of 2006. Our Phase 3 SILENOR™ clinical trial program was actively enrolling during the third quarter of 2005. This $4.2 million decrease in expenses associated with SILENOR™ clinical trials was offset by a $0.9 million increase in personnel and other costs mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Employee and consultant stock option expense increased $0.2 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.
     Research and development expenses increased $7.6 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 primarily due to a $5.5 million increase in SILENOR™ clinical trial expense due to conducting more costly Phase 3 SILENOR™ clinical trials during the third quarter of 2005 compared to Phase 2 SILENOR™ clinical trials during the third quarter of 2004. Additionally, expenses associated with nalmefene clinical trials increased $1.6 million primarily due to the pathological gambling clinical trial and the smoking cessation pilot trial which were underway during the third quarter of 2005, while nalmefene had not yet been in-licensed as of the third quarter of 2004. Personnel and other costs increased $0.4 million mainly as a result of increased headcount in order to conduct and manage the significant growth in clinical trial activities as well as the adoption of our corporate bonus plan in 2005.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $2.7 million, $1.4 million and $0.5 million for the three month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Marketing, personnel and general costs	1,656	933	506	723	427	77%	84%
Share-based compensation	1,033	435	4	598	431	137%	10,775%

Total marketing, general and administrative expenses	$2,689	$1,368	$510	$1,321	$858	97%	168%

     Marketing, general and administrative expenses increased $1.3 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to a $0.7 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in marketing, general and administrative headcount as our operations continued to grow, and an increase in market research and branding efforts associated with SILENOR™. Share-based compensation increased $0.6 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options.
     Marketing, general and administrative expenses increased $0.9 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 primarily due to a $0.4 million increase in marketing, personnel and general costs which was the result of an increase in marketing, general and administrative headcount as our operations continued to grow, an increase in market research and branding efforts associated with SILENOR™, and the adoption of our corporate bonus plan in 2005. Share-based compensation increased $0.4 million due to an increase in stock options issued during 2005.

     Remeasurement of Series C Warrant Liability. Remeasurement of Series C warrant liability was zero, $3.1 million and zero for the three month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the expense related to the remeasurement of our Series C warrant liability.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Remeasurement of Series C warrant liability	$—	$3,084	$—	$(3,084)	$3,084	-100%	N/A

     Remeasurement of Series C warrant liability of $3.1 million incurred during the third quarter of 2005 was due to a financial instrument that was issued in conjunction with our Series C financing during June 2005 which provided for the sale of additional shares of Series C redeemable preferred stock at either the election of the company or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005, the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable preferred stock. Immediately prior to the exercise, the financial instrument was remeasured to fair value resulting in the $3.1 million expense recognized during the third quarter of 2005, with no further expense recognized thereafter.
     Interest and Other Income. Interest and other income was $1.0 million, $0.5 million and $0.1 million for the three month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes our interest and other income.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Interest and other income	$965	$520	$69	$445	$451	86%	654%

     Interest and other income increased $0.4 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to higher average cash and investment balances during the third quarter of 2006 compared to the third quarter of 2005 as a result of our initial public offering in December 2005. Interest rates earned on our cash and investments were also higher during the third quarter of 2006 compared to the third quarter of 2005.
     Interest and other income increased $0.5 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 as a result of our Series C redeemable preferred stock issuance during June 2005 and September 2005 which resulted in higher cash and investment balances during the third quarter of 2005 compared to the third quarter of 2004. Interest rates earned on our cash and investments were also higher during the third quarter of 2005 compared to the third quarter of 2004.

Comparisons of the Nine Months Ended September 30, 2006, 2005 and 2004
     License fees. License fees were $0.5 million, $0.3 million and $0.5 million for the nine month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our license fees.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™	$—	$—	$101	$—	$(101)	0%	-100%
Nalmefene	61	65	200	(4)	(135)	-6%	-68%
Acamprosate	450	276	162	174	114	63%	70%

Total license fees	$511	$341	$463	$170	$(122)	50%	-26%

     License fees increased $0.2 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to increased license payments to our licensor relating to our acamprosate product candidate.
     License fees decreased $0.1 million for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 primarily due to in-licensing our nalmefene and acamprosate product candidates during 2004.
     Research and Development Expenses. Research and development expenses were $32.5 million, $17.6 million and $4.5 million for the nine month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our research and development expenses.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
SILENOR™ clinical trials	$22,540	$13,138	$3,928	$9,402	$9,210	72%	234%
Nalmefene clinical trials	4,821	2,609	—	2,212	2,609	85%	N/A
Acamprosate drug development	617	141	4	476	137	338%	3,425%
Personnel and other costs	3,834	1,561	527	2,273	1,034	146%	196%
Employee and consultant stock options	735	128	4	607	124	474%	3,100%

Total research and development expense	$32,547	$17,577	$4,463	$14,970	$13,114	85%	294%

     Research and development expenses increased $15.0 million during the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to a $9.4 million increase in expenses associated with SILENOR™ clinical trials as a result of four Phase 3 clinical trials being underway during the nine month period ended September 30, 2006 compared to two Phase 3 clinical trials being underway during the nine month period ended September 30, 2005. Also, expenses associated with nalmefene clinical trials increased $2.2 million primarily due to the pathological gambling clinical trial having significantly greater efforts underway during 2006. Expenses associated with acamprosate clinical trials increased $0.5 million as increased drug formulation efforts were underway during 2006. Additionally, personnel and other costs increased $2.3 million mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Finally, employee and consultant stock option expense increased $0.6 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.
     Research and development expenses increased $13.1 million during the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 primarily due to a $9.2 million increase in SILENOR™ clinical trial expense as the result of the commencement of the Phase 3 SILENOR™ clinical trial program during 2005, while we were conducting less expensive Phase 2 clinical trials during 2004. Nalmefene clinical trial expenses increased $2.6 million because we had not yet in-licensed rights to nalmefene as of September 30, 2004 while the pathological gambling clinical trial and the smoking cessation pilot trial were underway during 2005. Personnel and other costs increased $1.0 million mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities, as well as the adoption of our corporate bonus plan in 2005.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $8.2 million, $3.1 million and $1.6 million for the nine month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Marketing, personnel and general costs	5,620	2,464	1,557	3,156	907	128%	58%
Share-based compensation	2,550	596	6	1,954	590	328%	9,833%

Total marketing, general and administrative expenses	$8,170	$3,060	$1,563	$5,110	$1,497	167%	96%

     Marketing, general and administrative expenses increased $5.1 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to a $3.2 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in marketing, general and administrative headcount as our operations continued to grow, and an increase in market research and branding efforts associated with SILENOR™. Share-based compensation increased $2.0 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options.
     Marketing, general and administrative expenses increased $1.5 million for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 primarily due to a $0.9 million increase in marketing, personnel and general costs which was the result of an increase in marketing, general and administrative headcount as our operations continued to grow, an increase in market research and branding efforts associated with SILENOR™, and the adoption of our corporate bonus plan in 2005. Share-based compensation increased $0.6 million due to stock options issued during 2005.

     Remeasurement of Series C Warrant Liability. Remeasurement of Series C warrant liability was zero, $5.6 million and zero for the nine month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes the expense related to the remeasurement of our Series C warrant liability.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Remeasurement of Series C warrant liability	$—	$5,649	$—	$(5,649)	$5,649	-100%	N/A

     Remeasurement of Series C warrant liability of $5.6 million incurred during the nine month period ended September 30, 2005 was due to a financial instrument that was issued in conjunction with our Series C financing during June 2005 which provided for the sale of additional shares of Series C redeemable preferred stock at either the election of the company or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005, the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable preferred stock. Immediately prior to the exercise, the financial instrument was remeasured to fair value resulting in additional expense during the third quarter of 2005 with no further expense recognized thereafter.
     Interest and Other Income. Interest and other income was $3.1 million, $0.8 million and $0.1 million for the nine month periods ended September 30, 2006, 2005, and 2004, respectively. The following table summarizes our interest and other income.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)
Interest and other income	$3,123	$752	$92	$2,371	$660	315%	717%

     Interest and other income increased $2.4 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to higher average cash and investment balances during the nine month period ended September 30, 2006 as a result of the completion of our initial public offering in December 2005 as well as higher interest rates earned on our cash and investments during the nine month period ended September 30, 2006.
     Interest and other income increased $0.7 million for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 as a result of a $65.0 million preferred stock offering completed during the nine month period ended September 30, 2005, resulting in higher cash and investment balances than during the nine month period ended September 30, 2004. Interest rates earned on our cash and investments were also higher during the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through September 30, 2006, we have received net proceeds of approximately $139.8 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,048 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the Series C warrant was exercised and we issued and sold 7,407,407 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million; and

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,241,382 shares of common stock.
     As of September 30, 2006, we had $46.6 million in cash and cash equivalents and $20.6 million in short-term investments. We have invested a substantial portion of our available cash funds in commercial paper and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the nine month period ended September 30, 2006, net cash used in operating activities was $36.2 million, compared to $13.5 million for the nine month period ended September 30, 2005. The increase in net cash used in operating activities was due primarily to an increase in our net loss as a result of increased expenses related to the clinical development of SILENOR™ and nalmefene, and increased salaries and overhead of company personnel. We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our development expenses to be substantial and to increase over the next few years as we continue the advancement of our product development programs.
     As a specialty pharmaceutical company focused on acquiring and developing proprietary pharmaceutical product candidates, we have entered into several in-license agreements to acquire the rights to develop and commercialize three product candidates. Pursuant to these agreements, we obtained exclusive licenses to the patent rights and know-how for certain indications and have the right to enter into sublicense agreements. We generally were required to make upfront payments and we may be required to make additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patents or the applicable last date of market exclusivity following the first commercial sale.
     The following table describes our commitments to settle contractual obligations in cash as of September 30, 2006:

	Payments Due by Period
		2007	2009
	Remainder	through	through	After
	of 2006	2008	2010	2010	Total
	(in thousands)
Operating lease obligations	$269	$1,993	$2,090	$2,407	$6,759
Payments under license agreements	654	1,230	1,230	7,290	10,404

Total	$923	$3,223	$3,320	$9,697	$17,163

     In addition, under our in-license agreements we are obligated to make additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events as well as revenue-based royalty payments. License payments are subject to increase based on the timing of various milestones and the extent to which the in-licensed technologies are pursued for other indications. These milestone payments and royalty payments under our in-license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.
     We also enter into agreements with third parties to manufacture our product candidates, conduct our preclinical studies and clinical trials, and perform data collection and analysis. We determine the status of the work completed in relation to the scope of the work outlined in the contracts and record a liability for work which has been incurred but not yet paid. These amounts are included in accounts payable in our balance sheets and are not included in the table above. Our future payment obligations under these agreements depend upon the progress of our development programs and we are unable to estimate with certainty the future costs we will incur under the agreements.
     We do not have any off balance sheet arrangements.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the progress of our preclinical testing and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including those resulting in milestone payments to ProCom One, BioTie Therapies Corp. and/or Synchroneuron LLC;

•	the costs involved in obtaining, enforcing or defending patent claims or other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into 2008. We believe that our funds will allow us to finance our remaining Phase 3 clinical trials and NDA submission for SILENOR™, our Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling, and certain of our formulation and drug development work for acamprosate.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in entering into collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or negotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006 and will first be effective for us beginning January 1, 2007. We are in the process of analyzing the effects of FIN 48.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and will first be effective for us for the year ended December 31, 2006. We are in the process of analyzing the effects of SAB No. 108 and do not expect that the adoption will have a significant impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures. This statement is effective for fiscal years beginning after November 15, 2007 and will first be effective for us for the year beginning January 1, 2008. We are in the process of analyzing the effects of this pronouncement.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for SILENOR™ to receive regulatory approval for one or more indications on a timely basis or at all; the results of pending clinical trials or preclinical studies for SILENOR™ or our other product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of SILENOR™ or our other products that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™ or our other product candidates; the scope and validity of patent protection for SILENOR™ and our other product candidates; the market potential for insomnia and other target markets, and our ability to compete; the potential to attract one or more strategic collaborators and the terms of any related transaction; our ability to raise sufficient capital and other risks detailed in this report under Part II – Item 1A – Risk Factors below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash and cash equivalents and investments as of September 30, 2006 consisted primarily of money market funds, commercial paper and U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
     As of September 30, 2006 we have incurred an unrealized holding loss on our investments of $3,620 primarily as a result of an increase in interest rates which has decreased the value of certain of our securities with fixed interest rates. To the extent that we hold these securities to their maturity, this holding loss will not be realized.

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
Risks Related to Our Business
     Our near-term success is dependent on the success of our lead product candidate, SILENOR tm (doxepin hydrochloride), and we cannot be certain that it will receive regulatory approval or be successfully commercialized.
     We have received the results from two of our four Phase 3 clinical trials for SILENORtm and have completed patient enrollment in two additional Phase 3 clinical trials underway to evaluate SILENOR™ for the treatment of insomnia. The completion of at least two well controlled clinical trials is required before we are able to submit our new drug application, or NDA, to the United States Food and Drug Administration, or FDA. We believe that positive results from one of our remaining two studies may be necessary to support an NDA filing for SILENOR™. Like many companies, we also plan to submit the results of additional trials for the purpose of supporting the claims we plan to request in our label for SILENOR™. We expect to have results from one of our remaining two SILENOR™ Phase 3 clinical trials in November 2006, and we expect to have results from the other remaining Phase 3 SILENOR™ clinical trial in December 2006.
     In addition, based on a request from the FDA in connection with a planned pre-NDA meeting for SILENOR™, we have initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA has indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENOR™. We completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We have submitted the data to the FDA and, based on our assessment of the data, requested that the agency permit us to submit the data from the requested carcinogenicity studies of SILENOR™ as a post-NDA approval commitment. Depending on the results of the genotoxicity studies, the FDA has indicated flexibility on the timing of submission of data from the carcinogenicity studies, including the potential that the FDA may allow the data from those studies to be submitted post-approval. We expect the reproductive toxicology studies to be completed in the middle of 2007 and we have initiated preliminary preparatory work on our carcinogenicity program. If the FDA does not grant our request to submit the carcinogenicity studies post-approval, delays in our NDA submission and/or regulatory approval are likely to occur.
     Any delays in our preclinical and clinical development program are likely to result in delays in the NDA submission for SILENOR™, and may result in additional costs in completing the studies. Any delay in submission or acceptance for filing of the NDA for SILENOR™ will result in a delay in regulatory approval, if any, and in our ability to derive revenues from sales of the product, if any.
     If our preclinical and clinical development program fails to demonstrate that SILENOR™ is safe and effective, it will not receive regulatory approval. Even if our preclinical studies and clinical trials are completed as planned, their results may not support our assumptions or our intended product claims, and additional studies or trials may be required.
     While we are seeking a strategic collaborator for SILENORtm, we may not be successful in our efforts to consummate a strategic collaboration. If a collaboration agreement becomes effective prior to the filing of the NDA, actions on the part of our collaborator could delay our NDA filing. In addition, we may have inadequate financial or other resources to pursue this product candidate through the development process or through commercialization. Even if SILENORtm receives FDA approval, it may never be successfully commercialized.
     We do not have patent protection for SILENORtm in any jurisdiction outside the United States, which may limit our ability to commercialize SILENORtm. Furthermore, the patent protection in the United States for SILENORtm for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of its active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form as well as a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication. We have submitted additional patent applications for SILENOR™, but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions. If we are unable to obtain regulatory approval for, or are unable to successfully commercialize, SILENORtm, we may be unable to generate revenue, become profitable, or continue our operations.
     We expect intense competition in the insomnia marketplace for SILENORtm and in the target markets for our other product candidates, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing SILENORtm for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-acting hypnotics, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA, and Merck and Company, Inc’s gaboxadol is currently in Phase 3 trials. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. The implications and timing for regulatory approval of indiplon is unclear. Vanda Pharmaceuticals Inc. is conducting a Phase 3 transient insomnia trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 trials before seeking FDA approval. In addition, we have become aware that Takeda Pharmaceuticals North America, Inc. is conducting a clinical study to evaluate the administration of a combination of Takeda’s product RozeremTM and 3 mg of doxepin in patients with insomnia.
     Furthermore, the original patent for Sanofi-Synthélabo, Inc.’s form of zolpidem (Ambien), which accounted for $2.3 billion of the $3.3 billion insomnia market in 2005, expires in October 2006. Sanofi-Synthélabo, Inc. is pursuing strategies that could extend the patent until the first quarter of 2007. Generic versions of Ambien are expected to reach the market shortly after patent protection for Ambien expires, which can be expected to be priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.
     We are developing nalmefene for the treatment of pathological gambling. Currently, there are no FDA-approved products for this indication. However, controlled clinical trials using the opioid antagonist, naltrexone, which is available in generic form, have demonstrated clinical benefit for patients diagnosed with pathological gambling. Additionally, some controlled clinical trials suggest that selective serotonin reuptake inhibitors, or SSRIs, such as GlaxoSmithKline plc’s Paxil and Solvay Pharmaceutical’s Luvox, may have a potential clinical effect for the treatment of pathological gambling.
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
     We are developing a new formulation of acamprosate for the treatment of tardive dyskinesia. There are no FDA-approved products for the treatment of tardive dyskinesia, although several companies are reportedly in Phase 2 and Phase 3 clinical trials to evaluate product candidates for this condition. Juvantia Pharma Ltd. is investigating fipamezole, an adrenergic antagonist, in Phase 2 clinical trials for treatment-associated dyskinesias in Parkinson’s disease, and Acadia Pharmaceuticals Inc. is investigating ACP-103, a 5-HT2A inverse agonist, in Phase 1/2 clinical trials for levodopa-induced dyskinesias in patients with Parkinson’s disease. These product candidates may be approved by the FDA or other regulatory authorities and commercialized ahead of acamprosate.
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
     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products.
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
     Delays in the commencement or completion of preclinical or clinical testing could significantly affect our product development costs. We have initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies for SILENORtm. We have completed the genotoxicity studies and submitted the data to the FDA for review, but the remainder of the program is in progress. Delays in this program could occur for a number of reasons, including:
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

     If we experience delays in completion of, or if we terminate, our clinical trials or preclinical studies, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. For example, if the FDA requires us to complete our planned carcinogenicity studies for SILENOR tm as a prerequisite to accepting our NDA submission for filing, the timing of that submission, as well as any revenues we may generate from SILENOR tm, will be significantly delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or preclinical studies may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may have been introduced to the market and established a competitive advantage.
     Our preclinical testing and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
     Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in each target indication. To date, we have successfully completed two of our Phase 3 clinical trials and have not completed all planned preclinical testing and Phase 1 clinical trials for any of our product candidates. For example, in addition to our ongoing Phase 3 clinical trials for SILENORtm, we are undertaking a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies, of which we have only completed the genotoxicity study.
     With regard to nalmefene, we are carefully monitoring patients for an effect on liver function in our ongoing nalmefene clinical trial. While previous alcoholism and pathological gambling studies conducted by our licensor, BioTie Therapies Corp., did not demonstrate an effect on liver function tests, a recent review of unpublished data indicates elevations of enzymes in liver function tests in a small number of patients previously studied. In addition, a small number of patients in our recently completed pilot Phase 2 clinical trial of nalmefene for smoking cessation showed elevation in liver enzymes, with a similar frequency occurring in each of the treatment and placebo groups. As with most new drugs, a Phase 1 clinical trial to evaluate the cardiac effects of nalmefene on patients measured using an electrocardiogram is planned.
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
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. For example, while previous alcoholism and pathological gambling trials conducted by our licensor, BioTie Therapies Corp., did not demonstrate an effect on liver function tests, a recent review of unpublished data indicates elevations of enzymes in liver function tests in a small number of patients previously studied. In addition, a small number of patients in our recently completed pilot Phase 2 clinical trial of nalmefene for smoking cessation showed elevation in liver enzymes, with a similar frequency occurring in each of the treatment and placebo groups.
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
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The active ingredient in SILENOR tm, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENOR tmis not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we do not currently intend to evaluate SILENOR tm for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required. If nalmefene is determined to cause an elevation in liver enzymes, the FDA may also require a “black box” warning for it similar to the current labeling for naltrexone, an opioid antagonist.
     Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENOR tm, if any, may include a restriction on the term of its use or the population for which it may be used, or it may not include one or more of our intended indications— the treatment of sleep onset, maintenance and duration. Similarly, although doxepin, at higher dosages than we plan to incorporate in SILENOR tm, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated that it will not recommend that it be a Schedule IV controlled substance, we cannot be certain that SILENOR tm will be a non-scheduled drug until the DEA completes its review. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
     We do not manufacture any of our product candidates, and we do not plan to develop any capacity to do so. Patheon Pharmaceuticals Inc. manufactures clinical supplies of our SILENOR tm and nalmefene product candidates, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENOR tm. We also plan to contract with one or more third parties to manufacture our nalmefene and acamprosate product candidates, and we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.
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
     We rely on CROs, primarily Synteract, Inc., to conduct our clinical trials for our SILENOR tm and nalmefene product candidates, and we may depend on other CROs and independent clinical investigators to conduct our future clinical trials. We also will rely on a CRO to prepare our electronic NDA filing for SILENOR tm. CROs play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If Synteract, other CROs or independent investigators fail to devote sufficient time and resources to our programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introductions of new products. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
     Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.
     Although we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates, we rely on the manufacturers of our product candidates to purchase from third-party suppliers the other materials necessary to produce the compounds for our clinical trials and will rely on them for commercial distribution if we obtain marketing approval for any of our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of SILENOR™ or our other product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.
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
     As of September 30, 2006, we had 37 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our clinical trials effectively, including our remaining Phase 3 clinical trials for SILENOR tm and our Phase 2/3 clinical trial for nalmefene in pathological gambling, which are conducted at numerous clinical trial sites;

•	manage the preparation and submission of our NDA to the FDA.

•	manage our internal development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
     We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

     We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
     We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.
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
     We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENOR tm and are able to commercialize the product candidate ourselves or establish a collaboration with a pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENOR tm. The development and approval of SILENOR tm and our other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the rate of progress and cost of our preclinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the costs and timing of regulatory approval;

•	the costs of establishing or contracting for sales and marketing capabilities;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2006 will be sufficient to fund our operations into 2008. We believe that these funds will allow us to finance our remaining Phase 3 clinical trials and NDA submission for SILENOR™, our Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling, and certain of our formulation and drug development work for acamprosate. We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
     We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of approximately $38.1 million for the nine month period ended September 30, 2006, $38.5 million for the year ended December 31, 2005 and $13.6 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
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
     Although we have an exclusive, worldwide license for SILENOR tm for the treatment of insomnia through the life of the last patent to expire, which is expected to occur in 2020, we do not have patent protection for SILENOR tm in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for SILENOR tm, a competitor could file an NDA for the development of doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for SILENOR tm for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. In addition, others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for SILENOR tm. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for SILENOR tm and adversely affect our overall business and financial results. We have submitted additional patent applications for SILENOR™ but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.
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
     Due to some recently identified prior art, we initiated a reexamination of one of the patents we have in-licensed covering SILENOR tm, specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings have terminated and the U.S. Patent and Trademark Office has now issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients, 0.5 mg to 20 mg for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We have also requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art that is relevant primarily to claims for treating insomnia in depressed patients. During reissue, the U.S. Patent and Trademark Office could require narrowing or cancellation of certain claims or could reject all of the claims of this patent. Although we believe that our in-licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling, we cannot be certain of the outcome of the U.S. Patent and Trademark Office’s pending reissue.
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
     Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. One of our in-licensed patents is currently involved in post-issuance proceedings in the U.S. Patent and Trademark Office, and no assurance can be given that any claims will survive those proceedings in their current form, or at all.
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
     Litigation or other proceedings to enforce or defend intellectual property rights is often very complex in nature, may be expensive and time-consuming and may divert our management’s attention from our core business.
Risks Relating to Securities Markets and Investment in Our Stock
     There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through November 6, 2006, the trading prices for our common stock ranged from a high of $21.24 to a low of $9.69.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENOR tm or our other product candidates, including requirements to conduct or results of our preclinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our three existing in-license agreements and any future collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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
     As of September 30, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 66.5% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the quarter ended September 30, 2006 we had no unregistered sales of equity securities.
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
     As of September 30, 2006, we had invested the $49.8 million in net proceeds from the offering in money market funds, commercial paper and U.S. government agency notes. Through September 30, 2006, we have not used the net proceeds from the offering. We intend to use the proceeds to fund clinical trials for our three development programs, for marketing, general and administrative expenses and for other research and development expenses.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
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
Dated: November 9, 2006

/s/ Meg M. McGilley

Meg M. McGilley
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)