Form 10-K
period 2006-12-31
Somaxon Pharmaceuticals, Inc.
filed 2007-03-14
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51665

Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3721 Valley Centre Drive, Suite 500, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)

(858) 480-0400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $15.61 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2007 was 18,111,717.

SOMAXON PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2006

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the goals, progress and timing of our development programs, the safety and efficacy of our product candidates, the potential for the FDA to require additional preclinical work or other clinical requirements to support submission or approval of an NDA submission for SILENORtm or to be completed after regulatory approval, estimates of the potential markets for our product candidates, estimates of the capacity of manufacturing and other facilities to support our products, our expected future revenues, operations and expenditures and projected cash needs; and other risks detailed below in Part I — Item 1A “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in Delaware in August 2003. Our principal executive offices are located at 3721 Valley Centre Drive, Suite 500, San Diego, California 92130, and our telephone number is (858) 480-0400. Our website address is www.somaxon.com. The information on, or accessible through, our website is not part of this prospectus. Unless the context requires otherwise, references in this report and the information incorporated herein by reference to “Somaxon,” “we,” “us” and “our” refer to Somaxon Pharmaceuticals, Inc.

We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for our corporate name, Somaxon Pharmaceuticalstm, for use in connection with pharmaceutical preparations for the treatment of neurological, psychiatric and rheumatological disorders. We have obtained foreign trademark registrations for the trademark SOMAXON PHARMACEUTICALS in Europe, Japan and Australia and have a pending foreign trademark application for the same mark in Canada. We have also applied for trademark registration for SILENORtm in the U.S., Canada and Mexico, and have obtained a registration for this mark in Europe. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview

We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We have completed our Phase 3 clinical program for our lead product candidate, SILENORtm (doxepin hydrochloride) for the treatment of insomnia. We believe that SILENORtm is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market. Our clinical trials demonstrated statistically significant and clinically meaningful improvement across multiple endpoints measuring sleep onset, sleep maintenance and sleep duration. The clinical trial results also demonstrated a favorable safety and tolerability profile, with the overall incidence of adverse events comparable to placebo, a low discontinuation rate and no evidence of dependency, withdrawal, tolerance or amnesia. We expect to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for SILENORtm in the third quarter of 2007, assuming that our ongoing preclinical studies requested by the FDA proceed as currently scheduled.

We have also in-licensed two additional product candidates. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders.

SILENORtm for Insomnia

According to the American Psychiatric Association, approximately one-third of adult Americans (approximately 73 million people) are affected by insomnia. One study has found that only 10 to 12 million of those who suffer from insomnia are treated with prescription medications. We are developing SILENORtm for the treatment of patients with insomnia and believe that SILENORtm will offer significant benefits over currently available therapies in the insomnia market. We in-licensed the patents and the development and commercial rights to SILENORtm and we are developing the product candidate for the U.S. market. SILENORtm is an oral formulation of doxepin at strengths of 1 mg, 3 mg, and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day for the treatment of patients with depression and anxiety. Doxepin has a well-established safety and tolerability profile, and our clinical program has demonstrated that the safety and tolerability profile at the lower doses used in SILENORtm compares favorably to that observed and reported at the higher doses. SILENORtm binds to H1 receptors in the brain and blocks histamine which is believed to play an important role in the regulation of sleep. The leading approved insomnia medications, Ambien, Sonata and Lunesta, work by binding and activating a different set of brain receptors known as GABA receptors. Currently approved GABA receptor-activating drugs are deemed to have the potential for abuse and are therefore designated by the Drug Enforcement Administration, or DEA, as Schedule IV controlled substances, which require additional registration and administrative controls.

We have now completed our clinical program for SILENORtm, which included six randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of SILENORtm for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints. Four of these were Phase 3 clinical trials that we completed and reported in 2006.

We reported the results from the first of our Phase 3 clinical trials, which evaluated SILENORtm in the treatment of adults with chronic insomnia, in April 2006. SILENORtm demonstrated a statistically significant improvement compared to placebo on the primary endpoint of wake after sleep onset, or WASO, a clinical measure of sleep maintenance insomnia, as well as a range of secondary endpoints including latency to persistent sleep, or LPS, a clinical measure of sleep onset and total sleep time, or TST, a clinical measure of sleep maintenance.

We reported results from our second Phase 3 clinical trial, which evaluated SILENORtm in healthy adults experiencing transient insomnia in a sleep laboratory setting, in October 2006. SILENORtm demonstrated a statistically significant improvement compared to placebo on the primary endpoint of LPS, as well as a range of secondary endpoints including WASO, TST, and latency to sleep onset, or LSO, a patient-reported, or subjective, clinical measure of sleep onset.

We reported results from our third Phase 3 clinical trial, which evaluated SILENORtm in elderly patients with primary sleep maintenance insomnia in an outpatient setting, in November 2006. SILENORtm demonstrated a statistically significant improvement compared to placebo in the primary endpoint of subjective total sleep time, or sTST, as well as a range of secondary endpoints including subjective wake after sleep onset, or sWASO.

We reported results from our fourth and final Phase 3 clinical trial, which evaluated long-term use of SILENORtm in elderly patients with primary sleep maintenance insomnia, in December 2006. SILENORtm demonstrated a statistically significant improvement compared to placebo in the primary endpoint of WASO, as well as a range of secondary endpoints including TST, sleep efficiency, or SE, which is a clinical measure of sleep maintenance, sTST and LSO.

Assuming that our ongoing preclinical studies for SILENORtm proceed as currently scheduled, we expect to file an NDA with the FDA for SILENORtm in the third quarter of 2007. This timing assumes that the initial NDA submission will include all of the data from our completed genotoxicity and ongoing reproductive toxicology studies requested by the FDA, but that the FDA will allow us to submit the data from the requested carcinogenicity studies at a later date. The FDA previously indicated to us that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. We have submitted the results of the genotoxicity studies to the FDA. In recent correspondence, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other preclinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a Phase 4 commitment. We are exploring the subject of a shorter-term carcinogenicity study which we believe could be completed by the first half of 2008.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates in the fields of psychiatry and neurology. Our near-term focus is on seeking regulatory approval and commercializing SILENORtm. We may in the future seek to advance our other product candidates and build a portfolio of product candidates that are currently commercialized outside the United States, approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, or in late stages of development. Specifically, we intend to:

•	Maximize the value of our lead product candidate, SILENORtm. We have successfully completed our four Phase 3 clinical trials for SILENORtm in the treatment of insomnia. We designed our Phase 3 clinical program to facilitate regulatory approval and optimize marketing claims for this product candidate. While our efforts in commercializing SILENORtm would focus on psychiatrists and neurologists, we believe that the commercial success of SILENORtm will largely depend upon gaining access to primary care physicians, who according to IMS Health write more than 60% of the prescriptions for insomnia. We are in discussions with a number of other pharmaceutical companies with the goal of optimizing the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

•	Selectively pursue the clinical development of our other product candidates. We have selected several formulations for acamprosate, and we are conducting a Phase 1 clinical trial that we expect to complete during 2007. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before we make any determinations regarding the future of the nalmefene program.

•	Acquire or in-license late-stage development products with substantial human clinical experience. We may seek additional opportunities to acquire or in-license products to more fully exploit our clinical and regulatory capabilities. We believe the psychiatry and neurology markets are an excellent focal point for a specialty pharmaceutical company, as drugs in these classes represent significant market opportunities. To reduce the risks, costs and time-to-market of clinical development, we would focus on products that are currently commercialized outside the United States, approved in the United States but with significant commercial potential for proprietary new uses, including patent-protected, marketable indications, new dosage forms or alternative delivery systems, or in late states of development.

Our Product Development Programs

Our current product development programs are focused on candidates in the fields of psychiatry and neurology. Our portfolio consists of the following three product candidates:

		Patent	Marketing
Product	Indication	Rights	Rights	Development Status
SILENORtm	Insomnia	United States	Worldwide	Pre-NDA (all Phase 3 trials complete)

• Adult 35 day trial

• Elderly 3 month trial

• Elderly 1 month outpatient trial

• Transient insomnia trial

Preclinical

• Genotoxicity (complete)

• Reproductive toxicology (ongoing)

• Carcinogenicity (ongoing)
Nalmefene				Ongoing development pending program evaluation
	Pathological gambling and other impulse control disorders	United States	North America	Phase 2/3 (one trial complete; not statistically significant)
	Smoking cessation/ nicotine dependence	United States	Worldwide	Pilot Phase 2 (one trial complete)
Acamprosate	Movement disorders and other conditions	Worldwide	Worldwide	Phase 1 (ongoing)

SILENORtm (doxepin hydrochloride) for Insomnia

Disease Background and Market Opportunity

Sleep is essential for human performance, general health and well-being. Insomnia, the most common sleep complaint across all stages of adulthood, is a condition characterized by difficulty falling asleep, waking frequently during the night or too early, or waking up feeling unrefreshed. According to the American Psychiatric Association, approximately one-third of adult Americans (approximately 73 million people) are affected by insomnia. One study has found that only 10 to 12 million of those who suffer from insomnia are treated with prescription medications. Chronic insomnia, insomnia lasting more than four weeks, is often associated with a wide range of adverse conditions, including mood disturbances, difficulties with concentration and memory, and certain cardiovascular, pulmonary and gastrointestinal disorders. Even in otherwise healthy young people, sleep deprivation has been associated with early signs of aging, carbohydrate intolerance and insulin resistance. It is estimated that health care services and medications used for the treatment of insomnia cost almost $14 billion in 1999, a number that is likely to increase with the aging of the U.S. population.

The U.S. market for prescription products to treat insomnia was approximately $4.6 billion in 2006, according to Wolters Kluwer, a growth rate of 33% for the year. Ambien is the current market leader in the insomnia segment. According to Wolters Kluwer data, Ambien accounted for approximately $2.4 billion in retail sales in 2006. The original patent for Ambien expired in October 2006. Sanofi-Synthélabo, Inc., the owner of the patent for Ambien, extended its exclusivity for the product into the second quarter of 2007. Generic versions of Ambien are expected to reach the market shortly after exclusivity for Ambien expires. In September 2005, Sanofi-Synthélabo, Inc. launched

Ambien CR, a new, controlled-release version of Ambien. Unlike Ambien, Ambien CR does not have a label restriction limiting the length of time of its use.

Other sedative hypnotics and insomnia treatments, including: Sonata, Lunesta and Rozerem, several hypnotic benzodiazepines such as temazapam (Restoril) and flurazepam (Dalmane), and sedative antidepressants such as trazodone (Desyrel) account for the remaining prescriptions.

We believe that sedative antidepressants account for a large percentage of the total prescriptions written for insomnia because they are not Schedule IV controlled substances. In our market research, physicians indicated that they limit their prescribing of Schedule IV controlled substances and that they would most likely increase their prescribing of insomnia medications if those medications were proven to be as effective as the market leading products without having the associated side effects or risk of addiction.

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

Increased awareness and diagnosis of insomnia as well as the limitations of current treatments have led to the development of several new drugs to treat the condition. Lunesta was launched in April 2005, and Rozerem was launched in September 2005.

Other compounds are currently in development or undergoing regulatory review.

We believe that the increased awareness at both the patient and physician level, the limitations of current therapy and the commercialization and promotion of new products will substantially increase the size of the insomnia market.

Limitations of Current Therapies

According to the 2005 Sleep in America Poll, 54% of respondents reported experiencing insomnia symptoms a few nights a week, 21% of respondents had difficulty falling asleep (sleep onset), 32% awoke often during the night (sleep maintenance) and 21% woke up too early and could not get back to sleep (sleep maintenance and duration). Historically, insomnia therapies have addressed sleep onset rather than sleep maintenance and duration. Only recently have therapies been approved with indications for sleep maintenance, although the ability of available drugs to maintain sleep throughout the night without unwanted next-day residual effects remains limited.

While there are a number of products currently available for the treatment of insomnia, we believe that the market is still underserved due to the limitations of current therapies. Our market research indicates that fewer than 15% of insomnia patients currently on prescription medications are satisfied with their therapy. In addition, the majority of insomnia patients who attempt to treat their insomnia symptoms with non-prescription, over-the-counter products indicate that, even though those products are largely ineffective in treating their insomnia, they do not take prescription medications due to concerns about side effects and the potential for addiction.

The primary limitations of current therapies relate to the abuse potential of Schedule IV controlled substances, tolerability or undesirable side effects, and the limited ability to address all three major components of insomnia: sleep onset, maintenance and duration. In our market research, when consumers are asked what prescription insomnia treatment attributes they favor, the leading responses include:

•	a full night’s sleep,

•	to wake feeling refreshed without next day residual effects,

•	freedom from fear of unwanted side effects such as amnesia, and

•	freedom from safety concerns, such as the risk of addiction.

These consumers also indicated a lack of brand loyalty and an inclination to try newer medications that deliver these attributes.

All drugs approved for the treatment of insomnia that act via the GABA receptors are Schedule IV controlled substances. These drugs, benzodiazepines and other GABA-receptor agonists, are deemed by the FDA and the DEA to have a potential for addiction and abuse and are classified by the DEA as Schedule IV controlled substances. As a result, many physicians are reluctant to prescribe, and patients are reluctant to take, scheduled drugs for chronic use in treating insomnia. The prescribing of a Schedule IV controlled substance brings scrutiny from the DEA and other regulatory bodies, and requires unique and burdensome registration and administrative controls. We believe that many physicians are uncomfortable prescribing controlled substances, especially when treating a patient with a history of addiction or when other effective non-scheduled treatment options are available.

Drugs currently prescribed for insomnia, including antidepressants, and benzodiazepines or other drugs that work via the GABA receptors, are associated with many unwanted side effects, such as dry mouth, unpleasant taste, blurred vision, residual next-day effects, memory loss, hormonal changes and gastrointestinal effects. We believe that drugs with improved tolerability would be well received by both physicians and patients and will have the potential to accelerate the growth in the market.

SILENORtm and its Advantages

Based on the results of our Phase 3 clinical program for SILENORtm, as well as the results of our earlier SILENORtm Phase 2 clinical trials, we believe that there is the potential to obtain FDA approval of SILENORtm for the treatment of insomnia that will offer a number of advantages:

•	Non-scheduled. Doxepin, at higher dosages, is not a scheduled drug. Additionally, the doxepin package insert states that doxepin has not been demonstrated to produce the physical tolerance or psychological dependence associated with addictive compounds. Because doxepin is the sole active ingredient in SILENORtm, we believe that SILENORtm will likewise be a non-scheduled drug. The FDA has indicated that it will recommend that SILENORtm not be scheduled. Assuming SILENORtm is not a Schedule IV controlled substance, it will be able to be freely sampled, facilitating initial physician and patient trial.

•	Safety and tolerability. SILENORtm will benefit from doxepin’s prior extensive experience in patients, having been prescribed for over 35 years at up to 50 times our proposed maximum insomnia dosage. In our clinical trials for SILENORtm, there was a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects.

•	Efficacy. We believe that SILENORtm may be the first non-scheduled drug to improve all three key sleep parameters: sleep onset, maintenance and duration.

•	Population. We anticipate that SILENORtm will be suitable for the treatment of chronic and transient insomnia in both the adult and elderly populations, demonstrating benefits to a broad segment of insomnia patients.

•	Long-term use. In our Phase 3 clinical trial evaluating SILENORtm for long-term use in the elderly, each of the two doses of SILENORtm studied achieved statistical significance on its primary sleep maintenance endpoint on night one and at the 12-week time point. In addition, in both our Phase 3 clinical trial evaluating SILENORtm in the elderly in the outpatient setting and our Phase 3 clinical trial evaluating SILENORtm in adults with chronic insomnia, patients receiving SILENORtm experienced a sustained drug effect throughout the four week period.

SILENORtm is an oral formulation of doxepin at strengths of 1 mg, 3 mg and 6 mg. Doxepin belongs to a class of psychotherapeutic agents known as dibenzoxepin tricyclic compounds. Doxepin was first approved by the FDA in 1969 and was originally marketed by Pfizer Inc. under the brand name Sinequan. Doxepin is currently available in oral capsule form for depression and anxiety at strengths ranging from 10 mg to 150 mg, and in solution form at a concentration of 10 mg/mL. Therapeutic dosages of doxepin for its indicated uses range from 75 mg to 300 mg daily, and at these dosages, doxepin exhibits potent sedative properties. However, the available strengths of doxepin are seldom used in the treatment of insomnia as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS data, doxepin accounted for less than 0.2% of the insomnia prescriptions written during 2005. It has been hypothesized that doxepin’s sleep promoting effects derive primarily from potent H1 histamine-blocking properties. It is believed that the drug does not work via any of the GABA receptors and, according to its current FDA-approved labeling, does not appear to have any potential for dependency, addiction or abuse.

Phase 3 Clinical Trial Results

We have completed four Phase 3, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical trials designed to assess the efficacy and safety of SILENORtm for the treatment of insomnia. In each of these clinical trials, SILENORtm demonstrated statistically significant results in the designated primary endpoint. These endpoints included measures of both sleep maintenance and sleep onset. The clinical trials consisted of:

•	a clinical trial that enrolled 229 adults with chronic insomnia and evaluated SILENORtm in the sleep laboratory setting;

•	a clinical trial that enrolled 565 healthy adults experiencing transient insomnia and evaluated SILENORtm in the sleep laboratory setting;

•	a clinical trial that enrolled 255 elderly patients with primary sleep maintenance insomnia and evaluated SILENORtm in an outpatient setting; and

•	a clinical trial that enrolled 240 elderly patients with chronic primary insomnia and evaluated SILENORtm in both the sleep laboratory and an outpatient setting.

In each clinical trial, the drug effects were measured against the placebo using statistical methods which generate a p-value. A p-value is a measurement of statistical significance that represents the risk that the observed difference is caused by chance alone. A p-value of <0.05 indicates that the probability of concluding that the two groups are different, when they are actually not different, is less than five percent, and is usually the threshold for which one can declare with increased confidence that the observed difference is not a result of chance alone.

Phase 3 Clinical Trial of Adults with Chronic Insomnia

In April 2006, we announced the results of our Phase 3, randomized, double-blind, placebo-controlled, parallel-group, multi-center 35-day clinical trial designed to assess the efficacy and safety of 3 mg and 6 mg dose levels of SILENORtm in adults with primary insomnia characterized by sleep maintenance difficulties in a sleep laboratory setting. This clinical trial enrolled 229 adult male and female patients with chronic primary insomnia as defined by the Diagnostic and Statistics Manual, Fourth Edition. The primary endpoint was WASO, which is defined as the number of minutes a patient is awake from the time the patient initially falls asleep until the end of the evaluation period. WASO is the FDA’s preferred endpoint for the purpose of demonstrating sleep maintenance in sleep laboratory studies. We also evaluated TST, which is the total minutes of sleep recorded; SE, which is the total minutes of sleep divided by the total minutes in bed (8 hours); and LPS, which is the number of minutes it takes to achieve persistent sleep. We also evaluated a number of patient-reported sleep outcomes including sTST, which is the patient’s estimate of the total minutes of sleep, and LSO, which is the patient’s estimate of how long it took to fall asleep.

The objective sleep efficacy parameters are illustrated in the following diagram:

The above diagram assumes two awakenings: one of “X” minutes duration and one of “Y” minutes duration. The actual number and length of awakenings during the night will vary by patient.

Results of this Phase 3 clinical trial can be summarized as follows:

Wake After Sleep Onset.  SILENORtm demonstrated improvement in mean WASO of 25 minutes for 3 mg (p<0.0001) and 30 minutes for 6 mg (p<0.0001) versus placebo at the initial treatment period, which was the primary analysis of the primary endpoint. Statistical significance versus placebo was maintained at both doses for all time points, with WASO improving 15 minutes for SILENORtm 3 mg (p=0.0299) and 21 minutes for SILENORtm 6 mg (p=0.0012) versus placebo at the final time point.

Total Sleep Time.  Improvement on TST was statistically significant (p<0.0001) for both doses at the initial treatment period, with TST being 374 minutes for placebo, 415 minutes for SILENORtm 3 mg and 421 minutes for SILENORtm 6 mg. After four weeks of nightly administration, improvement in TST remained statistically significant for both doses relative to placebo, with TST being 391 minutes for placebo, 408 minutes for SILENORtm 3 mg (p=0.0262) and 419 minutes for SILENORtm 6 mg (p=0.0003).

Sleep Efficiency.  SILENORtm demonstrated SE results that were statistically significant and consistent with those observed for TST. In the final third of the night, SILENORtm generally demonstrated statistically significant improvement in Sleep Efficiency versus placebo for each dose.

Sleep Onset.  SILENORtm demonstrated a statistically significant reduction in LPS for both doses at the initial treatment period. Compared to LPS for placebo of 45 minutes, LPS for both 3 mg and 6 mg SILENORtm was 27 minutes (p=0.011 and p=0.0018, respectively) on the first night of treatment. Although the LPS values for 3 mg and 6 mg generally remained improved from baseline after four weeks of nightly administration, statistical significance was not achieved at the later time points largely due to a substantial placebo response.

Safety.  Both doses of SILENORtm were well tolerated. Side effects in the SILENORtm groups were comparable to placebo and there were no statistically significant differences versus placebo in next day residual measures.

There was no evidence of tolerance to SILENORtm over the treatment period and sleep stages were preserved. Rebound insomnia, withdrawal effects, memory impairment, weight gain and anticholinergic effects were not observed.

Phase 3 Clinical Trial of Transient Insomnia

In October 2006, we announced the results of our Phase 3, randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial that enrolled 565 adults in a sleep laboratory setting using a phase-advance, first night assessment model of induced transient insomnia. Efficacy assessments evaluated both objective and subjective measures of sleep. The primary endpoint was LPS. LPS is the FDA’s preferred endpoint for the purpose of demonstrating sleep onset in sleep laboratory studies. We also evaluated a number of other sleep outcomes, including LSO, WASO, TST, sWASO, sTST and SE. Results of this Phase 3 clinical trial can be summarized as follows:

Latency to Persistent Sleep.  SILENORtm demonstrated a statistically significant improvement in LPS, which was the primary endpoint. Compared to LPS for placebo of 34 minutes, LPS for 6 mg SILENORtm was 21 minutes (p<0.0001).

Latency to Sleep Onset.  Improvement in LSO was statistically significant, with LSO being 48 minutes for placebo and 32 minutes for SILENORtm (p<0.0001).

Wake After Sleep Onset.  SILENORtm demonstrated a statistically significant improvement in WASO, with WASO being 78 minutes for placebo and 38 minutes for SILENORtm (p<0.0001).

Total Sleep Time.  Improvement on TST was statistically significant (p<0.0001), with TST being 374 minutes for placebo and 425 minutes for SILENORtm.

Subjective Wake After Sleep Onset.  SILENORtm demonstrated a statistically significant improvement in sWASO, with sWASO being 37 minutes for placebo and 26 minutes for SILENORtm (p=0.0063).

Subjective Total Sleep Time.  Improvement on sTST was statistically significant (p<0.0001), with sTST being 394 minutes for placebo and 427 minutes for SILENORtm.

Sleep Efficiency.  SILENORtm achieved statistically significant results compared to placebo in SE for the entire night and in each third of the night.

Safety.  SILENORtm was well tolerated in this clinical trial. The incidence of adverse events was low and comparable to placebo. There were no reports of amnesia, memory impairment, or anticholinergic effects, and there were no clinically meaningful effects on measures of next day impairment.

Phase 3 Clinical Trial of Elderly Patients with Primary Sleep Maintenance Insomnia in an Outpatient Setting

In November 2006, we announced the results of our Phase 3, randomized, double-blind, placebo-controlled, multi-center, parallel group outpatient clinical trial designed to assess the efficacy and safety of 6 mg of SILENORtm in elderly patients with primary sleep maintenance insomnia. The clinical trial enrolled 255 elderly subjects with at least a three month history of insomnia. Safety and efficacy were evaluated over a four week period. The primary endpoint was sTST. We also evaluated a number of other sleep outcomes, including WASO, LSO and Clinical Global Impression, or CGI, which can be either a patient-reported rating of the patient’s improvement over time, or a clinician-reported rating of the patient’s severity of illness and improvement over time.

Results of this Phase 3 clinical trial can be summarized as follows:

Subjective Total Sleep Time.  SILENORtm demonstrated a statistically significant improvement compared to placebo in sTST as measured at week one. Improvement compared to baseline at week one was 23 minutes for placebo and 52 minutes for SILENORtm (p<0.0001). Statistical significance was maintained for all time points measured throughout the four week treatment period. At week four, improvement compared to baseline at week one was 43 minutes for placebo and 63 minutes for SILENORtm (p=0.0017).

Subjective Wake After Sleep Onset.  SILENORtm achieved a statistically significant improvement compared to placebo in sWASO at week one (p<0.0001). This effect was maintained at the four week time point. Improvement in sWASO compared to baseline at week one was 15 minutes for placebo and 37 minutes for SILENORtm (p<0.0001). At week four, improvement compared to baseline was 33 minutes for placebo and 50 minutes for SILENORtm (p=0.0026).

Latency to Sleep Onset.  SILENORtm also demonstrated improvements relative to baseline in LSO. This improvement was sustained throughout the four week treatment period, but statistical significance relative to placebo was not demonstrated.

Patient-Reported Clinical Global Impression.  SILENORtm achieved statistically significant improvements relative to placebo for patient-reported CGI measuring the percentage of patients reporting reduced time to fall asleep. These differences were statistically significant at weeks 2, 3 and 4.

Safety.  SILENORtm was well tolerated in this clinical trial. The incidence of adverse events was generally comparable to placebo. There were no reports of amnesia, memory impairment or weight gain.

Phase 3 Clinical Trial of Long-Term Dosing of Elderly Patients with Chronic Primary Insomnia

In December 2006, we announced the results of our Phase 3, randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial designed to assess the efficacy and safety of 1 mg and 3 mg of SILENORtm in elderly patients with chronic primary insomnia. The clinical trial enrolled 240 elderly subjects, and efficacy assessments evaluated both objective sleep laboratory and subjective measures of sleep. Subjective efficacy assessments were made both in the sleep laboratory and on an outpatient basis. Safety and efficacy were evaluated over a 12 week period, which we believe represents the longest clinical trial reported to date for insomnia that evaluated efficacy in both the sleep laboratory and outpatient settings. The primary endpoint was WASO. We also evaluated a number of other sleep outcomes, including TST, LPS, SE, sTST, LSO and CGI. Results of this Phase 3 clinical trial can be summarized as follows:

Wake After Sleep Onset.  SILENORtm demonstrated a statistically significant improvement compared to placebo in WASO as measured at night one, for both doses studied (1 mg: p=0.0053; 3 mg: p<0.0001), with WASO decreasing from 109 minutes for placebo to 92 minutes for SILENORtm 1 mg and 75 minutes for SILENORtm 3 mg. Statistical significance for this endpoint was also achieved at the end of the 12 week treatment period for both doses studied (1 mg: p=0.0330; 3 mg: p<0.0001). Improvement in WASO compared to baseline at night one was 28 minutes for SILENORtm 1 mg and 43 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 23 minutes for SILENORtm 1 mg and 42 minutes for SILENORtm 3 mg.

Total Sleep Time.  Improvement on TST was statistically significant for both doses at the initial time point. After 12 weeks of nightly administration, improvement in TST remained statistically significant for both doses relative to placebo. Improvement in TST compared to baseline at night one was 37 minutes for SILENORtm 1 mg and 56 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 38 minutes for SILENORtm 1 mg and 47 minutes for SILENORtm 3 mg.

Latency to Persistent Sleep.  SILENORtm demonstrated improvements relative to baseline in LPS for both doses. These improvements were maintained after 12 weeks of nightly administration. Statistical significance relative to placebo was not observed at either time point. Improvement in LPS compared to baseline at night one was 7 minutes for SILENORtm 1 mg and 13 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 16 minutes for SILENORtm 1 mg and 4 minutes for SILENORtm 3 mg.

Sleep Efficiency.  Both doses of SILENORtm achieved a statistically significant improvement compared to placebo in SE at the first time point. These effects were also statistically significant at the last time point following 12 weeks of nightly administration. Both doses of SILENORtm also achieved statistically significant results compared to placebo in SE for the final third of the night as measured at the first time point. This effect was maintained throughout the clinical trial for the 3 mg dose.

Subjective Total Sleep Time.  SILENORtm 3 mg achieved a statistically significant improvement compared to placebo in sTST at the first time point. Both doses achieved a statistically significant improvement at week four and at the last time point following 12 weeks of nightly administration.

Latency to Sleep Onset.  SILENORtm achieved statistically significant results compared to placebo in LSO in the outpatient setting for the 3 mg dose. Both doses achieved a statistically significant improvement at week four and at the last time point following 12 weeks of nightly administration.

Patient-Reported Clinical Global Impression.  SILENORtm achieved statistically significant improvements relative to placebo for patient-reported CGI measuring the percentage of patients reporting improved sleep. These differences were statistically significant for the 1 mg dose at nights 57 and 85, and for the 3 mg dose at all time points assessed.

Clinician-Reported Clinical Global Impression.  SILENORtm achieved improvements relative to placebo for clinician-reported CGI measuring the percentage of patients with a moderate or marked improvement. These improvements relative to placebo were observed at nights 29, 57 and 85 for the 1 mg dose, and at all time points measured for the 3 mg dose. We did not assess these variables for statistical significance.

Safety.  SILENORtm was well tolerated in this clinical trial. The incidence of adverse events was comparable to placebo. There were no statistically significant differences relative to placebo in next day residual effects. No amnesia or memory impairment was reported in the SILENORtm treated group, and there were no differences compared to placebo in weight gain.

Phase 2 Clinical Trial Results

Prior to the initiation of our Phase 3 clinical trial program for SILENORtm, we completed two Phase 2 randomized, multi-center, double-blind, placebo-controlled, dose-response clinical trials in a sleep laboratory setting in patients with primary sleep maintenance insomnia. One clinical trial evaluated SILENORtm in adults and the other in the elderly. The goal of these clinical trials was to evaluate a range of sleep efficacy parameters, and to evaluate the safety and tolerability profile of various strengths of doxepin (1 mg, 3 mg and 6 mg). Each clinical trial was conducted at 11 sites throughout the United States. All patients participated in four double-blind treatment periods (three dosages of low-dose doxepin as well as placebo) using a crossover design. Each patient received, in a random fashion, all clinical trial doses including placebo in a sleep laboratory setting, and the clinical trial included a five-or 12-day drug-free period between each dose designed to assure drug clearance.

Results of the Phase 2 clinical trials can be summarized as follows:

Adult Phase 2 Clinical Trial (67 patients)

Wake After Sleep Onset.  WASO at all tested dosages of SILENORtm (1 mg, 3 mg and 6 mg) showed statistically significant improvements as compared to placebo (1 mg: p=0.009; 3 mg and 6 mg: p<0.0001). The mean number of minutes of WASO for placebo was 61 minutes, as compared to 47 minutes at 1 mg, 39 minutes at 3 mg and 38 minutes at 6 mg dosages of SILENORtm.

Total Sleep Time.  TST improved significantly at all SILENORtm dosages (1 mg: p=0.0005; 3 mg and 6 mg: p<0.0001) as compared to placebo. The mean number of minutes of TST for placebo was 390 minutes, as compared to 408 minutes at 1 mg, 415 minutes at 3 mg and 418 minutes at 6 mg dosages of SILENORtm.

Sleep Efficiency.  SE was measured for the entire night, and analyzed for the initial, middle and final thirds of the night. All dosage levels of SILENORtm showed a significant improvement in SE for the entire night (1 mg: p=0.0005; 3 mg and 6 mg: p<0.0001). As measured in percentages, the mean SE for placebo was 81.2%, as compared to 84.9% at 1 mg, 86.5% at 3 mg and 87.2% at 6 mg dosages of SILENORtm. SILENORtm showed a positive effect on SE in the first and middle thirds of the night. Even in the last third of the night, when many insomnia patients tend to wake up and are unable to fall back asleep, SILENORtm at all dosages significantly improved SE (p<0.0001) as compared to placebo. In the final third of the night, the mean SE for placebo was 79.6%, as compared to 86.8% at 1 mg, 88.2% at 3 mg and 89.3% at 6 mg dosages of SILENORtm.

Sleep Onset.  LPS improved numerically (up to 19%) over placebo, but did not reach statistical significance. Patients’ subjective assessment of LSO was superior to placebo at all dosages, reaching statistical significance at 6 mg (p<0.03). The mean number of minutes for LSO was 50 minutes for placebo, as compared to 47 minutes at 1 mg, 45 minutes at 3 mg and 43 minutes at 6 mg dosages of SILENORtm.

Other Parameters.  Other objective and subjective parameters, such as Wake Time During Sleep, or WTDS, and subjective TST were generally consistent with the above-described results.

Safety.  SILENORtm was well tolerated at all dosages evaluated. The number of patients reporting adverse events, as well as the incidence and nature of adverse events, was similar across all dosages of SILENORtm and placebo. There were no reports of memory impairment and no serious adverse events. There were no clinically relevant changes noted in laboratory parameters, electrocardiograms, or ECGs, vital signs, physical examinations or neurological assessments. Tests specifically administered to assess hangover/residual effects exhibited no significant differences versus placebo.

Elderly Phase 2 Clinical Trial (76 patients)

Wake After Sleep Onset.  WASO at all tested dosages of SILENORtm (1 mg, 3 mg and 6 mg) produced statistically significant improvements as compared to placebo (p<0.0001). The mean number of minutes of WASO for placebo was 98 minutes, as compared to 80 minutes at 1 mg, 71 minutes at 3 mg and 64 minutes at 6 mg dosages of SILENORtm.

Total Sleep Time.  TST improved significantly at all SILENORtm dosages (p<0.0001) as compared to placebo. The mean number of minutes of TST for placebo was 361 minutes, as compared to 377 minutes at 1 mg, 391 minutes at 3 mg and 398 minutes at 6 mg dosages of SILENORtm.

Sleep Efficiency.  SE for the entire night was significantly improved for all dosages (p<0.0001) versus placebo. As measured in percentages, the mean SE for placebo was 75.1%, as compared to 78.6% at 1 mg, 81.4% at 3 mg and 83.0% at 6 mg dosages of SILENORtm.  SILENORtm showed a positive effect on SE in the first and middle thirds of the night. In the final third of the night, 3 mg and 6 mg dosages showed significantly improved SE versus placebo (p<0.0001). In the final third of the night, the mean SE for placebo was 69.2%, as compared to 73.0% at 1 mg, 78.9% at 3 mg and 80.8% at 6 mg dosages of SILENORtm.

Sleep Onset.  SILENORtm improved LPS numerically as compared to placebo. Subsets analyses of patients with greater difficulty falling asleep at baseline suggest a more pronounced effect of SILENORtm versus placebo. LSO demonstrated a statistically significant improvement (p<0.02) at the 6 mg dosage as compared to placebo. The mean number of minutes for LSO was 46 minutes for placebo and 34 minutes for the 6 mg dosage of SILENORtm.

Safety.  SILENORtm was well tolerated at all dosages. The number of patients reporting adverse events, as well as the incidence and nature of adverse events, was similar across all dosages of SILENORtm and placebo. There were no reports of memory impairment, and no drug-related serious adverse events. There were no clinically relevant changes noted in laboratory parameters, vital signs, physical examinations, neurological assessments or ECGs. Results of tests specifically administered to assess hangover/residual effects exhibited no significant differences versus placebo.

Regulatory Plan and Preclinical Program

Based upon discussions with the FDA, we anticipate that our SILENORtm clinical development program will support the submission of an NDA. The FDA has indicated that we may submit the NDA for SILENORtm using an application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, an approach to seek regulatory approval for, among other things, new indications of drugs which have previously been approved by the FDA. The process allows a company to rely on published literature reports or the FDA’s findings of safety and efficacy for a previously-approved drug for which the company does not have a right of reference. This may mean that we would not be required to duplicate some previously conducted research, accordingly saving us time and money. In addition, we may qualify for a period of three-year marketing exclusivity for a new condition of approval.

In connection with a planned pre-NDA meeting for SILENORtm, the FDA requested that we conduct preclinical work regarding the product candidate. We then initiated a preclinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. With respect to the timing of these studies, the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENORtm. The FDA also indicated to us that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted by us as a post-NDA approval commitment.

We completed the genotoxicity studies, which consisted of an in vitro bacterial reverse mutation test, an in vitro mammalian chromosomal aberration test and an in vivo rat micronucleus test to assess for chromosomal damage. In our assessment of the results, we did not observe a signal indicative of genotoxicity in any of the assays. We submitted the data from the genotoxicity studies to the FDA and, based on our assessment, requested that the agency permit us to submit the data from the requested carcinogenicity studies of SILENORtm as a post-NDA approval commitment. In recent correspondence, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other preclinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a Phase 4 commitment. We are exploring the subject of a shorter-term carcinogenicity study which we believe could be completed by the first half of 2008.

We are also conducting the reproductive toxicology studies of SILENORtm requested by the FDA and plan to complete those studies in the first half of 2007. We plan to file the NDA for SILENORtm in the third quarter of 2007, assuming that our reproductive toxicology studies for SILENORtm proceed as currently scheduled.

Commercialization Strategy

While our efforts in commercializing SILENORtm would focus on psychiatrists and neurologists, we believe that the commercial success of SILENORtm will largely depend upon gaining access to primary care physicians, who according to IMS Health write more than 60% of the prescriptions for insomnia. We are in discussions with a number of other pharmaceutical companies with the goal of optimizing the commercial success of SILENORtm.  The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

Nalmefene for Impulse Control and Substance Abuse Disorders

Disease Background

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

We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before we make any determinations regarding the future of the nalmefene program.

Our Clinical Trial Results

Pilot Phase 2 Clinical Trial in Smoking Cessation

In July 2006, we announced the results of our pilot Phase 2 clinical trial evaluating nalmefene in smoking cessation. This clinical trial was a single center, randomized, placebo-controlled study in which 76 smokers were enrolled. Patients in the nalmefene 40mg group demonstrated numerically higher abstinence rates at all time points relative to placebo. Patients in the nalmefene 80 mg group did not consistently achieve abstinence rates that were numerically superior to placebo. This clinical trial was not powered to demonstrate statistical significance.

Nalmefene was generally well tolerated, with an adverse event profile similar to that observed in studies previously conducted with nalmefene. The most commonly reported adverse events were insomnia and nausea. The adverse events tended to be transient in nature and largely resolved after the first week on study drug. Elevation in liver enzymes was observed with a similar frequency in all groups.

Phase 2/3 Clinical Trial in Pathological Gambling

In December 2006, we announced the results of our Phase 2/3 clinical trial evaluating 20 mg and 40 mg of nalmefene in patients with a diagnosis of pathological gambling. This clinical trial was a multi center, randomized, placebo-controlled study that enrolled 233 patients, aged 18 to 70 years, with a current diagnosis of pathological gambling as defined by DSM-IV. The clinical trial duration was 15 weeks and included an initial 14-day screening period, a one-week placebo lead-in period, a two-week double-blind titration period and a ten-week double-blind treatment period.

Nalmefene did not demonstrate a statistically significant difference compared to placebo on the primary endpoint, mean change from baseline on the Yale Brown Obsessive Compulsive Scale modified for Pathological Gambling, or PG-YBOCS, a clinician-administered questionnaire for assessing gambling thoughts/urges and behavior as measured at week 12 of the treatment period, for either of the doses studied. In addition, neither dose achieved statistical significance on the secondary endpoints in the clinical trial. The most frequently reported adverse events were insomnia, nausea and dizziness. Elevation in liver enzymes was observed in some nalmefene-treated patients.

We are assessing the results from this clinical trial, as well as the results from our pilot Phase 2 clinical trial evaluating nalmefene for smoking cessation before making determinations regarding the future of the nalmefene program.

Acamprosate for Movement Disorders

Disease Background and Market Opportunity

Tardive dyskinesia is a debilitating movement disorder that limits a person’s ability to perform activities of daily living and impairs quality of life. Tardive dyskinesia is often caused by the long-term use of certain drugs prescribed to treat some psychiatric or neurological conditions, such as schizophrenia or Parkinson’s disease. It is characterized by involuntary and repetitive movements of the face, trunk and limbs. According to Datamonitor, tardive dyskinesia affects approximately 600,000 people in the United States. We believe that fewer than 200,000 people in the United States exhibit moderate to severe symptoms.

Development Plan

We in-licensed the patents associated with acamprosate’s use in movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. We have developed new formulations of acamprosate. Acamprosate is a compound characterized by poor bioavailability (11%). As a result, the approved form of acamprosate requires that patients take two tablets, three times a day for the current indication. In the first quarter of 2005 we entered into a product formulation and development agreement to develop an improved, patent-protected form of acamprosate. If a formulation is achieved that can significantly reduce the amount of drug required to demonstrate a clinical effect, it may result in less frequent and/or lower dosages. We have selected several formulations, and we are conducting a Phase 1 clinical trial that we expect to complete during 2007. We have filed an application under the Orphan Drug Act seeking a designation of acamprosate as an orphan drug for the treatment of moderate to severe tardive dyskinesia. The FDA has raised questions regarding our application, and we are in the process of responding to those questions. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. We do not currently believe that a designation of acamprosate as an orphan drug is required to move forward with our acamprosate program. We intend to rely on and reference certain available data for our regulatory submission as a basis for FDA approval.

Technology In-Licenses

ProCom One Agreement (SILENORtm)

In a license agreement entered into in August 2003, as amended in October 2003 and September 2006, we acquired the exclusive, worldwide license from ProCom One, Inc. to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although our license to the low-dose doxepin patents is a worldwide license, we currently intend to develop and commercialize SILENORtm in the United States only, since patent protection for the current dosage form is limited to the United States. The term of the license extends until the last licensed patent expires, which is expected to occur in 2020. The license agreement is cancelable at any time by us with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party.

As consideration for the license, we paid $100,000 as an option payment and $400,000 as the first milestone payment for a total of $500,000 for the period ended December 31, 2003. We paid $500,000 in January 2005 and an additional $500,000 in December 2006 in connection with the achievement of milestones. We also issued 84,000 shares of common stock to ProCom One contemporaneously with our Series A preferred stock financing. Future payments of an aggregate of $1.0 million may be payable upon the achievement of various milestones related to the lapse of time or the occurrence of various clinical or regulatory events. We are also obligated to pay a royalty on worldwide net sales of the licensed products. We have the right to grant sublicenses to third parties.

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

As consideration for the license, we paid $35,000 upon entering the license, $20,000 upon commencement of the Phase 1 clinical trial for the treatment of nicotine dependence, $50,000 upon completion of the Phase 1 clinical trial for the treatment of nicotine dependence, and are obligated to make immaterial annual license payments. Future payments of an aggregate of $325,000 may be payable upon achievement of various clinical, regulatory or commercial events. We are also obligated to pay the University of Miami a royalty on net sales of licensed products. We have the right to sublicense to third parties and we are required to pay the University of Miami part of any sublicense revenue we receive.

Synchroneuron Agreement (acamprosate for movement disorders)

In September 2004, we in-licensed exclusive worldwide rights from Synchroneuron, LLC to certain patents to develop, manufacture and market acamprosate for movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. The term of the license extends through the expiration of the last patent. The agreement is cancelable by us at any time with 30 days’ written notice. Synchroneuron may terminate the agreement upon 30 days’ written notice to us of a material breach of the contract, including our failure to pay a quarterly license payment, subject to certain cure periods, or immediately upon written notice as to our insolvency or certain bankruptcy proceedings.

As consideration for the license, we paid $100,000 upon entering the license and currently make additional quarterly license payments. Future obligations include increased quarterly payments and equity issuances after the achievement of certain product development milestones, up to a maximum of $250,000 per quarter and an aggregate of 83,000 shares of our common stock. In addition, we are obligated to pay a royalty on net sales of the licensed product. The royalty payment will be reduced by the initial license fee and quarterly license payments until all such license fees are applied against any royalties earned. We also have the right to sublicense to third parties and we are required to pay to Synchroneuron part of any sublicense revenue we receive.

Intellectual Property

SILENORtm

We are the exclusive licensee of four U.S. patents from ProCom One claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020. U.S. Patent No. 5,502,047, “Treatment For Insomnia,” claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. Due to some prior art that was identified, we initiated a reexamination of this patent. The reexamination proceedings now are terminated and the U.S. Patent and Trademark Office, or USPTO, has now issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. Because we are seeking to develop SILENORtm for indications consistent with the subject matter of our patent claims, we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling. In addition, we have requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art. We have received an initial communication from the USPTO raising no prior art objections to 32 of the 34 claims we are seeking and raising a prior art objection to the other two, as well as raising some technical objections. We have discussed these objections with the USPTO examiner assigned to our case and have submitted a formal response seeking to overcome those objections. Our failure to overcome these objections or any additional objections that may be raised by the USPTO could result in narrowing or cancellation of some or all of the claims of this patent.

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

We have filed multiple patent applications resulting from unexpected findings from our development program. We intend to include these findings in our proposed label and, if the patents issue, to list them in the FDA’s Orange Book. The combination of these patents, if issued, and our proposed label could result in our patent protection being extended to 2027.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates infringe their intellectual property rights. If any of these intellectual property rights was found to cover our product candidates or their uses, we could be required to pay damages and could be restricted from commercializing our product candidates or use our proprietary technologies unless we or they obtained a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable right, which could prohibit us from making, using or selling our product candidates.

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

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates or methods. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege that they have patent rights encompassing our product candidates or methods.

Research and Development

Our research and development expenses were $37.5 million in 2006, $29.0 million in 2005, and $7.6 million in 2004. Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our CROs and costs associated with non-clinical activities, such as regulatory expenses. Our most significant costs are for clinical trials. These expenses include payments to vendors such as CROs, investigators, consultants and clinical supplies.

Competition

SILENORtm

In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. While the new entrants bring additional competition to the insomnia market, they are also expected to substantially increase the awareness of insomnia and further expand the market. Additionally, market growth will also be driven by the aging of the population and the emerging links between sleep, health and overall well-being.

Ambien, which is marketed by Sanofi-Synthélabo Inc., is the market leader in the insomnia segment. The drug accounted for approximately $2.4 billion in retail sales for the year ended December 31, 2006 according to data obtained from Wolters Kluwer. The original patent for Ambien expired in October 2006. Sanofi-Synthélabo, Inc., the owner of the patent for Ambien, extended its exclusivity for the product into the second quarter of 2007. Generic versions of Ambien are expected to reach the market shortly after exclusivity for Ambien expires, which can be expected to be priced significantly lower than approved, branded insomnia products.

A new, controlled-release version of Ambien, Ambien CR, was launched in September 2005. This product is approved for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. Unlike Ambien, Ambien CR does not have a label restriction limiting the length of time of its use. Ambien CR accounted for approximately $669 million in sales during the year 2006.

Lunesta, marketed by Sepracor Inc., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately $713 million in retail sales for the year ended December 31, 2006. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.

Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and had retail sales of approximately $87 million for the year ended December 31, 2006 according to data obtained from Wolters Kluwer. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It is the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are Schedule IV controlled substances.

Sonata, marketed by King Pharmaceuticals, accounted for approximately $118 million in retail sales for the year ended December 31, 2006 according to Wolters Kluwer. The remaining market was comprised of older generic benzodiazepines and sedative antidepressants.

A number of other biotechnology and pharmaceutical companies have drugs in development for the treatment of insomnia. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine has indicated that it plans to resubmit its NDA for indiplon immediate release capsules by the end of the second quarter of 2007. Merck and Company, Inc.’s gaboxadol is currently in Phase 3 clinical trials. Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 clinical trials before seeking FDA approval. In addition, we have become aware that Takeda Pharmaceuticals North America, Inc. is conducting a clinical trial to evaluate the administration of a combination of Takeda’s product Rozeremtm and 3 mg of doxepin in patients with insomnia.

Several companies, including Sanofi-Synthélabo, Inc., Arena Pharmaceuticals, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several companies are evaluating different compounds in Phase 1 and 2 clinical trials for the treatment of insomnia.

Nalmefene

Although there are no approved drugs for the treatment of pathological gambling or other impulse control disorders, the opioid antagonist naltrexone has been investigated in the treatment of pathological gambling but is used in clinical practice on a limited basis. Efficacy appears to require dosing at levels significantly higher than approved in the product’s current label, which carries a “black box” warning related to liver toxicity. Currently, the standard of care of pathological gambling is behavioral and cognitive therapy. Various pharmacological interventions have shown inconsistent results in efficacy studies in the treatment of pathological gambling. SSRIs, such as Paxil from GlaxoSmithKline and Luvox from Solvay Pharmaceuticals, which have been demonstrated to have anti-compulsive and anti-impulsive effects, were theorized to have potential in treating impulse control disorders. The SSRIs have reportedly demonstrated mixed results in the treatment of pathological gambling and other impulse control disorders in controlled studies.

The majority of FDA-approved products for smoking cessation are nicotine replacement therapies, such as nicotine gums, patches, nasal sprays, inhalers and lozenges. There are two additional FDA-approved products for this indication, GlaxoSmithKline plc’s Zyban, an aminoketone antidepressant, and Pfizer, Inc.’s Chantix, a nicotine receptor partial agonist, neither of which delivers nicotine to the patient. In addition, Nabi Biopharmaceuticals is developing a vaccine to aid in smoking cessation.

Acamprosate

There are no approved products for the treatment of tardive dyskinesia. A variety of medications are prescribed off-label to lessen the symptoms associated with tardive dyskinesia, including benzodiazepines, adrenergic antagonists, reserpine (an antihypertensive agent) and dopamine agonists. Requip, a dopamine agonist, has been shown to reduce the risk for developing dyskinesias in patients with Parkinson’s disease, while maintaining comparable control of motor symptoms in patients on levodopa therapy. Additionally, Juvantia Pharma Ltd. is investigating fipamezole, an adrenergic antagonist, in Phase 2 clinical trials for treatment-associated dyskinesias in Parkinson’s disease and Acadia Pharmaceuticals Inc. is investigating ACP-103, a 5-HT2A inverse agonist, in Phase 1 clinical trials for levodopa-induced dyskinesias in patients with Parkinson’s disease.

Manufacturing

The active pharmaceutical ingredient, or API, doxepin hydrochloride is currently available from multiple suppliers. We utilized a contract laboratory to incorporate doxepin API into a pharmaceutically acceptable capsule formulation, which we used in our Phase 2 clinical trials of SILENORtm. We contracted with Patheon Inc. to manufacture, test and quality-control Phase 3 clinical trial supplies of SILENORtm. Patheon produced clinical supplies of both a capsule and tablet formulation of SILENORtm which we used in our Phase 3 clinical program. We intend to commercialize the tablet form of the product to allow for improved branding and distinction from the higher strength, generic capsule forms currently available.

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

BioTie Therapies contracted with Patheon to manufacture clinical supplies of nalmefene. Under the terms of our agreement with BioTie Therapies, we purchase clinical supplies manufactured by Patheon from BioTie Therapies. We are currently developing a new formulation of acamprosate calcium; however, we have not yet entered into a definitive agreement for the long-term supply of this product candidate.

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

FDA Approval Process

To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product and proposed labeling including a proposed proprietary name for the product. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.

The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations, submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, and submission and approval of an NDA by the FDA. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more dosages. In Phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks in a patient population. Phase 3 clinical trials typically involve testing for safety and clinical efficacy in an expanded population at geographically-dispersed test sites.

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

The applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months of the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA is not satisfied with the information in the NDA, the FDA may issue an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for new indications, formulations or strengths of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA filing under Section 505(b)(1) as described above. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product or on published information. We intend to submit a Section 505(b)(2) application for SILENORtm. This application will rely, in part, on the FDA’s previous findings of safety and effectiveness for doxepin.

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

If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA and patent holders once the NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. For drugs with five-year exclusivity, if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA with five-year exclusivity. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay. There are currently no patents listed in the Orange Book for doxepin, nalmefene or acamprosate. Therefore, at this time we do not anticipate submitting a paragraph IV certification.

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

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Acamprosate is currently protected by five years of new chemical entity exclusivity, which expires on July 29, 2009. This exclusivity would not prevent the FDA from approving our marketing application if it is submitted as a full

Section 505(b)(1) NDA. We anticipate receiving three years of marketing exclusivity for SILENORtm if the FDA approves our marketing application.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States if there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States of that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity. We have submitted to the FDA an orphan drug designation request for acamprosate for the treatment of moderate to severe tardive dyskinesia. If the FDA designates the drug and approves our marketing application, we will be granted seven years of orphan drug exclusivity. This period of exclusivity will run concurrently with any three-year period of exclusivity applicable to our product candidate awarded upon FDA approval.

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

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act, which was signed into law January 4, 2002, and which reauthorized Section 111 of the 1997 FDA Modernization Act, provides in some cases an additional six months of exclusivity for new or marketed drugs for specific pediatric studies conducted at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain NDAs or supplements to NDAs contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. Unless otherwise required by regulation, PREA does not apply to any drug for an indication with orphan designation. We plan to work with the FDA to determine the need for pediatric studies for our product candidates, and may consider attempting to obtain pediatric exclusivity for some of our product candidates.

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

There are post-marketing safety surveillance requirements that we will need to meet to continue to market an approved product. The FDA also may, in its discretion, require additional post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the sale or use of these products.

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

Employees

As of December 31, 2006, we had 37 employees, consisting of clinical development, regulatory affairs, manufacturing and program management, business development, marketing and administration.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is www.somaxon.com. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov.

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

Risks Related to Our Business

Our near-term success is dependent on the success of our lead product candidate, SILENORtm (doxepin hydrochloride).

To date the majority of our resources have been focused on the development of our most advanced product candidate, SILENORtm, and the majority of our resources are now focused on seeking regulatory approval and identifying a commercialization strategy for SILENORtm. Because of the uncertain nature or early stage of our other product candidates, any failure or significant delay in our SILENORtm program will have a substantial adverse impact on our business.

There is no assurance that we will be granted regulatory approval for SILENORtm or any of our product candidates on a timely basis or at all.

Although we have completed our clinical trials for SILENORtm, we have not yet filed a NDA with the FDA for regulatory approval of this product candidate. Prior to marketing, any product developed by us must undergo an extensive regulatory approval process. This regulatory approval process can take substantial time and require the expenditure of substantial and unanticipated resources, which may include additional preclinical studies, clinical trials, post-marketing studies and surveillance. Data obtained from preclinical testing and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory approval will be obtained for any product candidates developed by us. A failure to obtain requisite regulatory approvals or to obtain approvals of the scope requested will delay or preclude us from marketing our products or limit the commercial use of the products, and would have a material adverse effect on our business, financial condition and results of operations.

The preclinical requirements requested by the FDA for SILENORtm could substantially delay any regulatory approval of this product candidate.

We have completed four Phase 3 clinical trials for SILENORtm. Although we have completed all of our planned Phase 3 clinical trials for SILENORtm, based on a request from the FDA in connection with a planned pre-NDA meeting for SILENORtm, we initiated a preclinical program consisting of genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENORtm. We completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. The FDA previously indicated to us that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. We submitted the results of the genotoxicity studies to the FDA in September 2006. In recent correspondence, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other preclinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a Phase 4 commitment.

We expect the reproductive toxicology studies to be completed in the middle of 2007, and we have initiated dose range finding studies in preparation for our definitive carcinogenicity studies. Any delays in our ongoing preclinical development program or unexpected requests from the FDA relating to our preclinical program are likely to result in delays in the NDA submission for SILENORtm, and may result in additional costs in completing the studies. Any delay in submission or acceptance for filing of the NDA for SILENORtm will result in a delay in regulatory approval, if any, and in our ability to derive revenues from sales of the product, if any. If the FDA requires us to submit data to allow a complete assessment of the carcinogenic potential of SILENORtm, including data from standard two-year carcinogenicity studies, prior to approval of the NDA, delays in regulatory approval are likely to occur. If toxicology questions arise as a result of our preclinical study results, it could adversely affect our potential regulatory approval or product labeling. Even if our preclinical studies are completed as planned, their results may not support our assumptions, and additional studies may be required.

Although we are pursuing discussions with other pharmaceutical companies to facilitate the commercialization of SILENORtm, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.

Even if SILENORtm receives FDA approval, it may never be successfully commercialized. While our efforts in commercializing SILENORtm would focus on psychiatrists and neurologists, we believe that the commercial success of SILENORtm will largely depend upon gaining access to primary care physicians, who according to IMS Health write more than 60% of the prescriptions for insomnia. We are in discussions with a number of other pharmaceutical companies with the goal of optimizing the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms. If we are unable to complete such a transaction, we may be required to build the necessary infrastructure to commercialize SILENORtm ourselves. This would require substantial resources and could adversely affect the timing and results of a commercial launch of the product.

We also face competition in our search for parties with whom we may enter into a collaboration or other strategic transaction. These competitors may have access to greater financial resources than us and may have greater expertise in identifying, evaluating and consummating strategic transactions. Moreover, we may devote resources to potential collaborations or other strategic transactions that are never completed, or we may fail to realize the anticipated benefits of such efforts.

The patent rights that we have in-licensed covering SILENORtm are limited to certain low-dosage strengths in the United States, and our market opportunity for this product candidate may be limited by the lack of patent protection for higher dosage strengths and the lack of patent protection in other territories.

Although we have an exclusive, worldwide license for SILENORtm for the treatment of insomnia through the life of the last patent to expire, which is expected to occur in 2020, we do not have patent protection for SILENORtm in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for SILENORtm, a competitor could attempt to market doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for SILENORtm for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.

In addition, we do not have patent protection for SILENORtm in any jurisdiction outside the United States. Others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for SILENORtm. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for SILENORtm and adversely affect our overall business and financial results. We have submitted additional patent applications for SILENORtm but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.

We rely on third parties to conduct our preclinical studies and clinical trials and prepare our planned electronic NDA filing. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on CROs and independent clinical investigators to conduct our preclinical testing and clinical trials for our product candidates, and we intend to continue to rely on CROs and independent clinical investigators to conduct any future preclinical testing and clinical trials that we initiate. We also will rely on a CRO to prepare our planned electronic NDA filing for SILENORtm. CROs play a significant role in the conduct of our preclinical testing and clinical trials and the subsequent collection and analysis of data. CROs and investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If CROs or independent investigators fail to devote sufficient time and resources to our programs, or if their performance is substandard or does not comply with applicable laws or regulations, it will delay the approval of our FDA applications and our introductions of new products. Failure of the CROs to meet their obligations could adversely affect clinical development or commercialization of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

We expect intense competition in the insomnia marketplace for SILENORtm and in the target markets for our other product candidates, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.

We are developing SILENORtm for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-acting hypnotics, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine has indicated that it plans to resubmit its NDA for indiplon immediate release capsules by the end of the second quarter of 2007. Merck and Company, Inc.’s gaboxadol is currently in Phase 3 trials. Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 clinical trials before seeking FDA approval. In addition, we have become aware that Takeda Pharmaceuticals North America, Inc. is conducting a clinical study to evaluate the administration of a combination of Takeda’s product Rozeremtm and 3 mg of doxepin in patients with insomnia.

Several companies, including Sanofi-Synthélabo, Inc., Arena Pharmaceuticals, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several companies are evaluating different compounds in Phase 1 and 2 clinical trials for the treatment of insomnia.

Furthermore, the original patent for Sanofi-Synthélabo, Inc.’s form of zolpidem (Ambien), which accounted for $2.4 billion of the $4.6 billion insomnia market in 2006, expired in October 2006. Sanofi-Synthélabo, Inc. extended its exclusivity for the product into the second quarter of 2007. Generic versions of Ambien are expected to reach the market shortly after exclusivity for Ambien expires, which can be expected to be priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.

Currently, there are no FDA-approved products for pathological gambling. However, controlled clinical trials using the opioid antagonist, naltrexone, which is available in generic form, have demonstrated clinical benefit for patients diagnosed with pathological gambling. Additionally, some controlled clinical trials suggest that selective serotonin reuptake inhibitors, or SSRIs, such as GlaxoSmithKline plc’s Paxil and Solvay Pharmaceuticals’ Luvox, may have a potential clinical effect for the treatment of pathological gambling.

The majority of FDA-approved products for smoking cessation are nicotine replacement therapies, such as nicotine gums, patches, nasal sprays, inhalers and lozenges. There are two additional FDA-approved products for this indication, GlaxoSmithKline plc’s Zyban, an aminoketone antidepressant, and Pfizer, Inc.’s Chantix, a nicotine receptor partial agonist, neither of which delivers nicotine to the patient. In addition, Nabi Biopharmaceuticals is developing a vaccine to aid in smoking cessation.

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

Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical trial experience and resources;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution and sales and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than we are in manufacturing and marketing their products.

In addition, if we receive regulatory approvals for our products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability, sales force or marketing infrastructure.

A recent reexamination at the U.S. Patent and Trademark Office has resulted in the narrowing of certain claims and the cancellation of other claims for one of our patents covering SILENORtm. In addition, we have initiated a reissue of that patent which may result in the U.S. Patent and Trademark Office further narrowing certain claims and could result in the cancellation or rejection of certain or all of the claims of the patent.

Due to some prior art that was identified, we initiated a reexamination of one of the patents we have in-licensed covering SILENORtm, specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings have terminated and the USPTO has now issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We have also requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art. We have received an initial communication from the USPTO raising no prior art objections to 32 of the 34 claims we are seeking and raising a prior art objection to the other two, as well as raising some technical objections. We have discussed these objections with the USPTO examiner assigned to our case and have submitted a formal response seeking to overcome those objections. Our failure to overcome these objections or any additional objections that may be raised by the USPTO could result in narrowing or cancellation of some or all of the claims of this patent.

Restrictions on our patent rights relating to our product candidates and limitations on our other intellectual property rights may limit our ability to prevent third parties from competing against us.

Our success will depend on our ability to obtain and maintain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of any of our product candidates. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.

The principal patent protection that covers, or that we expect will cover, our product candidates is method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. One of our in-licensed patents is currently involved in post-issuance proceedings in the USPTO, and two other in-licensed applications and multiple internally developed applications are pending. No assurance can be given that any claims in either application will survive those proceedings in their current form, or at all. In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If any of these intellectual property rights was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the intellectual property rights holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods.

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

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, technology or methods. Because of the number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENORtm, if any, may include a restriction on the term of its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement. Similarly, although doxepin, at higher dosages than we plan to incorporate in SILENORtm, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for SILENORtm that it will not recommend that it be a Schedule IV controlled substance, we cannot be certain that SILENORtm will be a non-scheduled drug until the DEA completes its review. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or could cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing our product candidates and generating revenues from their sale.

In addition, if any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product candidate, which in turn could delay or prevent us from generating significant revenues from its sale.

Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The active ingredient in SILENORtm, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENORtm is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we do not currently intend to evaluate SILENORtm for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.

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

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and reimbursement of them by third-party payors, including government payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings associated with the active ingredient in SILENORtm;

•	availability of alternative treatments, including, in the case of SILENORtm, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

•	pricing and cost effectiveness;

•	off-label substitution by chemically similar or equivalent products;

•	effectiveness of our or our collaborators’ sales and marketing strategies; and

•	our ability to obtain sufficient third-party coverage or reimbursement.

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

We do not manufacture any of our product candidates, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of our SILENORtm product candidate, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENORtm. We also plan to contract with one or more third parties to manufacture our acamprosate product candidate, and we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch our products, if approved, or provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.

Moreover, our manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, Patheon has recently reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern is uncertain and is dependent upon the successful outcome of a review of strategic and financial alternatives. Patheon also recently announced that it has an agreement in place to secure $150 million in financing that would allow it to perform a capital restructuring. If Patheon is not able to complete this financing and implement a long term improvement in its capital structure, Patheon may be in default of covenants under certain of its existing loan facilities. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of its supply of SILENORtm.

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

In addition, all manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our manufacturers’ facilities as part of their review of our marketing applications. If our manufacturers are not in compliance with cGMP requirements, it may delay approval of our marketing applications. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

Although we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates, we rely on the manufacturers of our product candidates to purchase from third-party suppliers the other materials necessary to produce the compounds for us. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our preclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates would be delayed, significantly impacting our ability to develop our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of our product candidates.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability or lack of commercial rationale to commercialize our product candidates.

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

We license rights to product candidates that are important to our business, and we expect to enter into similar licenses in the future. For instance, we acquired our product candidates through exclusive licensing arrangements. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results. For example, our license agreement for SILENORtm requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize the product candidate. To the extent we are unable to comply with these obligations, the license may be terminated.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through clinical trials that the product is safe and effective for use in each target indication. Although we have successfully completed all of our planned four Phase 3 clinical trials for SILENORtm, we have not completed all clinical trials for our other product candidates.

For example, with regard to acamprosate, various formulation development work, preclinical studies, and Phase 1 clinical trials are underway to facilitate the selection and evaluation of a formulation for the product candidate to be tested in subsequent clinical trials in patients with tardive dyskinesia.

The results from clinical trials that we have completed may not be predictive of results obtained in future clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If our drug candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully acquire, develop and market additional product candidates or approved products may impair our ability to grow.

As part of our growth strategy, we may seek to acquire, develop and market additional products and product candidates. Because we neither have, nor currently intend to establish, internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies, university scientists and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

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

If we acquire or in-license products and fail to successfully integrate them into our operations, we may incur unexpected costs and disruptions to our business.

We may in the future continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our business and complement our existing product candidates. Future acquisitions, however, may entail numerous operational and financial risks, including:

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

As of December 31, 2006, we had 37 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage the preparation and submission to the FDA of our NDA for SILENORtm;

•	manage our preclinical studies and clinical trials effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

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

We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENORtm and are able to establish a collaboration or other strategic transaction with another pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENORtm or commercialize the product candidate ourselves.

The development and approval of SILENORtm and our other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the costs and timing of regulatory approval;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the rate of progress and cost of our preclinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the costs of establishing or contracting for sales and marketing capabilities, if required;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2006 will be sufficient to fund our operations into the middle of 2008. We believe that these funds will allow us to finance our ongoing and planned development work and an NDA submission for SILENORtm and certain of our formulation and drug development work for acamprosate. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.

Raising additional funds by issuing securities or through collaborations or other strategic transactions may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.

We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $46.4 million for the year ended December 31, 2006, $38.5 million for the year ended December 31, 2005 and $13.6 million for the year ended December 31, 2004. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to our existing product candidates or future development programs;

•	our entering into collaborations or other strategic transactions, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting our product candidates or those of our competitors.

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

Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $81.9 million and state net operating loss carryforwards of approximately $80.3 million, the majority of which were generated in California. We have federal research and development tax credits of $3.0 million and California research and development tax credits of $1.2 million. Both federal net operating loss carryforwards and research and development tax credits have a 20 year carry forward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a 10 year carry forward period and begin to expire in 2013. California research and development tax credits have no expiration.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated. Additionally, approximately $18.3 million and $17.3 million of our federal and California net operating loss carryforwards, respectively, and $0.9 million of our federal research and development credits were subject to limitation. A portion of the limited net operating loss carryforwards become available for use each year and we estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter.

Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are not subject to limitations. At December 31, 2006, we had federal and state net operating loss carryforwards generated after the ownership change and therefore not limited of approximately $63.6 million and $63.0 million, respectively. We also had research and development credits generated after the ownership change and therefore not limited of approximately $2.1 million. These net operating loss carryforwards and credit carryforwards could be subject to future limitations if additional ownership changes occur.

Risks Relating to Securities Markets and Investment in Our Stock

Future sales of our common stock may cause our stock price to decline.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, certain of our directors, executive officers and large stockholders have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through March 1, 2007, the trading prices for our common stock have ranged from a high of $21.24 to a low of $9.69.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of SILENORtm or our other product candidates, including requirements to conduct or results of our preclinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of March 1, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 76.4% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.

We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our projected operating requirements into the middle of 2008. Because we will need to raise additional capital to fund our clinical development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, will result in dilution to investors.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We expend substantial costs and management resources as a result of changes in laws and regulations relating to corporate governance matters.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We were required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. In December 2006, the Securities and Exchange Commission provided guidance for management for implementing Section 404 of the Sarbanes-Oxley Act of 2002. Also, the Public Company Accounting Oversight Board proposed a new auditing standard, expected to be approved during 2007. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

Item 1B.	Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2.	Properties

We lease approximately 25,700 square feet of space for our headquarters in San Diego, California. This lease expires in February 2013. We have no laboratory, research or manufacturing facilities.

Item 3.	Legal Proceedings

We are not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since December 15, 2005 under the symbol SOMX. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the period indicated.

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2005
Fourth Quarter (from December 15, 2005)	$11.20	$9.69
Year Ended December 31, 2006
First Quarter	$21.05	$9.90
Second Quarter	21.24	13.93
Third Quarter	16.37	10.09
Fourth Quarter	$15.50	$11.90

As of March 1, 2007, there were approximately 700 holders of record of our common stock.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 15, 2005, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 15, 2005.

	December 31,	December 31,	December 15,
	2006	2005	2005
Somaxon Pharmaceuticals, Inc.	$132.49	$92.90	$100.00
Nasdaq Composite Index	$106.84	$97.55	$100.00
Nasdaq Biotechnology Index	$101.09	$100.07	$100.00

The foregoing graph and table are furnished solely with this report, and are not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of December 31, 2006.

	Shares Issuable	Weighted	Number of
	Upon Exercise of	Average	Securities Available
	Outstanding	Exercise	for Future
	Awards	Price	Issuance
	(in thousands, except per share data)

Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	1,058	$2.90	—
2005 Equity Incentive Award Plan	1,353	12.33	665

Total Equity Incentive Award Plans	2,411	$8.20	665
2005 Employee Stock Purchase Plan	—	—	300

Total Equity compensation plans approved by security holders	2,411	$8.20	965

Equity compensation plans not approved by security holders:
None.

We have stock options outstanding under two stock option plans for the benefit of our eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan was discontinued upon the adoption of the 2005 Equity Incentive Award Plan which took place in November 2005. No additional options will be granted under the 2004 Equity Incentive Award Plan and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Equity Incentive Award Plan. The 2005 Employee Stock Purchase Plan was adopted at the time of our initial public offering. Stock options granted under the 2005 Equity Incentive Award Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, generally vest over a period of between one and four years, and have a ten year life. The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (18,082,000 shares were outstanding at December 31, 2006), or (iii) such lesser amount as determined by the board of directors. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (18,082,000 shares were outstanding at December 31, 2006), or (iii) such lesser amount as determined by the board of directors.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not Applicable.

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

As of March 1, 2007, we had invested the $49.8 million in net proceeds from the offering in commercial paper with strong credit ratings, United States government agency and corporate notes with strong credit ratings. Through March 1, 2007, we have not used the net proceeds from the offering. We intend to use the proceeds to fund the remaining preclinical and other requirements to support the filing and potential approval of our planned NDA for SILENORtm; to fund potential commercialization activities for SILENORtm; to fund the development of our other product candidates, to the extent we determine it to be warranted; and for general corporate purposes, including capital expenditures and working capital.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the period from August 14, 2003 (inception) through December 31, 2003 and the balance sheet data as of December 31, 2004 and 2003 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

				August 14,	August 14,
				2003 (inception)	2003 (inception)
	Year Ended December 31,			through December 31,	through December 31,
	2006	2005	2004	2003	2006
	(in thousands, except per share data)

Statement of Operations Data:
Operating Expenses:
License fees	$1,165	$482	$4,038	$520	$6,205
Research and development	37,462	28,955	7,574	166	74,157
Marketing, general and administrative	11,744	4,814	2,143	778	19,479
Remeasurement of Series C warrant liability	—	5,649	—	—	5,649

Total operating expenses	50,371	39,900	13,755	1,464	105,490

Loss from operations	(50,371)	(39,900)	(13,755)	(1,464)	(105,490)
Interest and other income	3,961	1,413	157	1	5,532

Net loss	(46,410)	(38,487)	(13,598)	(1,463)	(99,958)
Accretion of redeemable convertible stock to redemption value	—	(86)	—	—	(86)

Net loss applicable to common stockholders	$(46,410)	$(38,573)	$(13,598)	$(1,463)	$(100,044)

Basic and diluted net loss applicable to common stockholders per share(1)	$(2.58)	$(33.30)	$(38.08)	$(10.03)
Shares used to calculate net loss applicable to common stockholders per share(1)	17,981	1,158	357	146

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the method used to calculate net loss per common share and the number of shares used in the computation of the per share amount.

	As of December 31,
	2006	2005	2004	2003
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$57,914	$103,965	$12,835	$906
Working capital	51,334	93,088	9,900	811
Total assets	59,452	106,256	13,599	919
Deficit accumulated during development stage	(99,958)	(53,548)	(15,061)	(1,463)
Total stockholders’ equity	$52,357	$93,455	$10,274	$819

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Background

We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We have completed our Phase 3 clinical program for our lead product candidate, SILENORtm (doxepin hydrochloride) for the treatment of insomnia. We expect to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for SILENORtm in the third quarter of 2007, assuming that our ongoing preclinical studies requested by the FDA proceed as currently scheduled.

We have also in-licensed two additional product candidates. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders.

We were incorporated in August 2003 and are a development stage company. During 2003, we focused on hiring our executive team and initial operating employees and on in-licensing our first product candidate, SILENORtm. During 2004, we initiated two Phase 2 clinical trials for SILENORtm and entered into in-license agreements for nalmefene and acamprosate. During 2005, we initiated Phase 3 clinical trials for SILENORtm, commenced a Phase 2/3 clinical trial on nalmefene for the treatment of pathological gambling, initiated a pilot Phase 2 clinical trial for nalmefene for smoking cessation, and began working on a new formulation for acamprosate. In December 2005, we completed our initial public offering in which we issued 5,000,000 shares of common stock at a price of $11.00 per share for gross proceeds of $55.0 million, and net proceeds of $49.8 million after deducting issuance costs of $5.2 million. In conjunction with the completion of our initial public offering, all outstanding shares of convertible preferred stock were converted into 12,242,000 shares of common stock.

During 2006, we completed four Phase 3 clinical trials for SILENORtm which demonstrated statistically significant and clinically meaningful improvements across multiple endpoints measuring sleep onset, sleep maintenance and sleep duration. Based on a request we received in July 2006 from the U.S. Food and Drug Administration, or FDA, we initiated a preclinical program for SILENORtm consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. In September 2006, we completed the genotoxicity studies and no signal indicative of genotoxicity was found in any of the assays. Reproductive toxicology studies are underway and are expected to be completed in the middle of 2007. We have also commenced dose finding studies in preparation for our carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the NDA for SILENORtm. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. We submitted the results of the genotoxicity studies to the FDA in September 2006. In recent correspondence, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other preclinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a Phase 4 commitment. We are exploring the subject of a shorter-term carcinogenicity study which we believe could be completed by the first half of 2008.

In July 2006, we announced the results from our pilot Phase 2 clinical trial evaluating the use of nalmefene for smoking cessation. In this trial, nalmefene demonstrated numerically higher smoking abstinence rates relative to placebo and incidences of adverse events were comparable to those observed in clinical trials previously conducted with nalmefene. In December 2006, we completed our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling. Nalmefene did not demonstrate a statistically significant difference compared to placebo and the most frequently reported adverse events were insomnia, nausea and dizziness. Elevation in liver enzymes was observed in some nalmefene-treated patients. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

In the first quarter of 2005 we entered into a product formulation and development agreement to develop an improved, patent-protected form of acamprosate. Acamprosate is a compound characterized by poor bioavailability (11%). As a result, the approved form of acamprosate requires patients to take two tablets, three times a day for the current indication. If a formulation is achieved that can significantly reduce the amount of drug required to demonstrate a clinical effect, it may result in less frequent and/or lower dosages. We have selected several formulations, and are conducting a Phase 1 clinical trial that we expect to complete during 2007.

We have incurred significant net losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $100.0 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of our SILENORtm and selectively pursue development of our other product candidates.

Revenues

We have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones, or product sales until we enter into a strategic collaboration or are able to commercialize SILENORtm ourselves.

License Fees

Our license fees consist of the costs incurred to in-license our product candidates. We charge all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with preclinical studies and clinical trials managed by our clinical research organizations, or CROs, costs associated with non-clinical activities, such as regulatory expenses, salaries and related employee benefits, as well as share-based compensation expense. Our most significant costs incurred to date relate to conducting our clinical trials for SILENORtm.

We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our preclinical studies and file our NDA for SILENORtm, selectively further the development our other product candidates and if we in-license additional product candidates.

We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to conduct our preclinical studies and clinical trials and to manufacture the product candidates used in our studies. These external costs are tracked on a project basis and are expensed as incurred.

At this time, due to the risks inherent in the filing of our planned NDA for SILENORtm and preclinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the regulatory filing process and continued development of our product candidates for potential commercialization. Preclinical and clinical development timelines, the probability of success and development costs vary widely. The lengthy process of completing preclinical testing, seeking regulatory approval, and conducting clinical trials for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing preclinical testing or clinical trials, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.

We cannot forecast with any degree of certainty which product candidates will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates or collaboration agreements, if at all.

Marketing, General and Administrative

Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, comply with obligations applicable to publicly-held companies, and continue to develop and prepare for the commercialization of SILENORtm.

Remeasurement of Series C Warrant Liability

In conjunction with our Series C redeemable convertible preferred stock financing in June 2005, we issued a warrant that provided for the sale of additional shares of redeemable preferred stock at the election either by us or the Series C preferred stock investors. The warrant instrument was treated as a net liability and periodically remeasured to its fair value with corresponding expense or income recognized within operating expenses. In September 2005, we exercised our right to require the Series C preferred stock investors to purchase additional shares of Series C preferred stock. Immediately prior to exercise, the value of the warrant was remeasured to its fair value, resulting in total expense relating to the warrant of $5.6 million for the year ended December 31, 2005. Because the Series C warrant was exercised, we will not record any future remeasurement of the Series C warrant liability in future periods.

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

Clinical Trial Expenses

Expenditures relating to clinical trials and studies are expensed as incurred and included within research and development expenses. Our clinical trial and study expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct and manage clinical trials and studies on our behalf. Measurement of clinical trial and study expenses require judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.

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

Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including stock options, based on estimated fair values. Prior to adopting SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro-forma disclosure of net income (loss) as if a fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized to the extent that the price of the underlying common stock at the date of grant, as determined in our retrospective fair value analysis performed in conjunction with our initial public offering, exceeded the exercise price of the stock options.

Measurement and recognition of share-based compensation involves significant estimates and the use of an option valuation model, such as the Black-Scholes model which we use. Determining the fair value of share-based payment awards on the date of grant is affected by many complex and subjective assumptions, including estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility of comparable companies since the volatility of our own stock price has minimal observable history as a result of our recent initial public offering in December 2005. We applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in estimating the expected service period for our options. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The value of options which ultimately vest is recorded as such amounts become known in future periods.

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

Results of Operations

Comparisons of the Years Ended December 31, 2006, 2005 and 2004

License fees.  License fees were $1.2 million, $0.5 million and $4.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our license fees.

				Dollar Change		Percent Change
	Years Ended December 31,			2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)

SILENORtm	$500	$—	$601	$500	$(601)	N/A	(100)%
Nalmefene	65	69	3,200	(4)	(3,131)	(6)%	(98)%
Acamprosate	600	413	237	187	176	45%	74%

Total license fees	$1,165	$482	$4,038	$683	$(3,556)	142%	(88)%

License fees increased $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a $0.5 million payment to ProCom One, for achievement of a milestone for SILENORtm as well as an increase in quarterly license payments to Synchroneuron relating to our acamprosate product candidate.

License fees decreased $3.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to an up front license payment for the in-licensing of our nalmefene product candidate during 2004, as well as a milestone payment and the value of shares of common stock issued to ProCom One in conjunction with our in-license agreement for SILENORtm made during 2004.

Research and Development Expenses.  Research and development expenses were $37.5 million, $29.0 million and $7.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our research and development expenses.

				Dollar Change		Percent Change
	Years Ended December 31,			2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)

SILENORtm clinical trials	$25,072	$21,210	$6,522	$3,862	$14,688	18%	225%
Nalmefene clinical trials	5,291	4,780	96	511	4,684	11%	4,879%
Acamprosate drug development	428	215	—	213	215	99%	N/A
Personnel and other costs	5,534	2,461	938	3,073	1,523	125%	162%
Employee and consultant stock options	1,137	289	18	848	271	293%	1,506%

Total research and development expense	$37,462	$28,955	$7,574	$8,507	$21,381	29%	282%

Research and development expenses increased $8.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a $3.9 million increase in expenses associated with SILENORtm clinical trials as a result of four Phase 3 clinical trials conducted during the year ended December 31, 2006 compared to two Phase 3 clinical trials being underway during the year ended December 31, 2005. Expenses associated with nalmefene increased $0.5 million as the Phase 2/3 clinical trial for the treatment of pathological gambling and the exploratory smoking study completed during 2006. Personnel and other costs increased

$3.1 million primarily due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Employee and consultant stock option expense increased $0.8 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.

Research and development expenses increased $21.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to a $14.7 million increase in SILENORtm clinical trial expense as the result of the commencement of our Phase 3 SILENORtm clinical trial program during 2005, while we were conducting less expensive Phase 2 clinical trials during 2004. Nalmefene clinical trial expenses increased $4.7 million primarily due to the pathological gambling clinical trial and the smoking cessation pilot trial which commenced during 2005. Personnel and other costs increased $1.5 million mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities, as well as the adoption of our corporate bonus plan in 2005.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses were $11.7 million, $4.8 million and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

				Dollar Change		Percent Change
	Years Ended December 31,			2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)

Marketing, personnel and general costs	$7,765	$3,928	$2,133	$3,837	$1,795	98%	84%
Share-based compensation	3,979	886	10	3,093	876	349%	8,760%

Total marketing, general and administrative expenses	$11,744	$4,814	$2,143	$6,930	$2,671	144%	125%

Marketing, general and administrative expenses increased $6.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a $3.8 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in marketing, general and administrative headcount as our operations continued to grow, and an increase in market research associated with SILENORtm. Share-based compensation increased $3.1 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options.

Marketing, general and administrative expenses increased $2.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to a $1.8 million increase in marketing, personnel and general costs which was the result of an increase in marketing, general and administrative headcount as our operations continued to grow, an increase in market research and branding efforts associated with SILENORtm, and the adoption of our corporate bonus plan in 2005. Share-based compensation increased $0.9 million due to stock options issued during 2005 prior to our initial public offering with an exercise price that was deemed to be less than the fair market value of the underlying common stock as determined in our retrospective stock price analysis conducted in conjunction with our initial public offering.

Remeasurement of Series C Warrant Liability.  Remeasurement of Series C warrant liability was zero, $5.6 million and zero for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes the expense related to the remeasurement of our Series C warrant liability.

				Dollar Change		Percent Change
	Years Ended December 31,			2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)

Remeasurement of Series C warrant liability	$—	$5,649	$—	$(5,649)	$5,649	(100)%	N/A

Remeasurement of Series C warrant liability of $5.6 million incurred during the year ended December 31, 2005 was due to a financial instrument that was issued in conjunction with our Series C financing during June 2005 which provided for the sale of additional shares of Series C redeemable preferred stock at either the election of Somaxon or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005, the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable preferred stock with no further expense recognized thereafter.

Interest and Other Income.  Interest and other income was $4.0 million, $1.4 million and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. The following table summarizes our interest and other income.

				Dollar Change		Percent Change
	Years Ended December 31,			2006 vs.	2005 vs.	2006 vs.	2005 vs.
	2006	2005	2004	2005	2004	2005	2004
	(dollar amounts in thousands)

Interest and other income	$3,961	$1,413	$157	$2,548	$1,256	180%	800%

Interest and other income increased $2.5 million for year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to higher average cash and investment balances during the year ended December 31, 2006 as a result of the completion of our initial public offering in December 2005, the proceeds of which we have not spent as of December 31, 2006, as well as higher interest rates earned on our cash and investments during a portion of 2006.

Interest and other income increased $1.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of cash receipts received during the year ended December 31, 2005 of $64.8 million from the issuance of preferred stock and $49.8 million from the completion of our initial public offering. Our higher cash and investment balances, along with higher interest rates earned on our cash and investments during 2005 compared to 2004, created an increase in our interest income.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through December 31, 2005, we received net proceeds of approximately $139.8 million from the sale of shares of our preferred and common stock as follows:

•	from August 2003 to January 2004, we issued and sold a total of 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold a total of 40,741,000 shares of Series C preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the Series C warrant was exercised and we issued 7,407,000 shares of Series C preferred stock for net proceeds of $10.0 million; and

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock.

As of December 31, 2006, we had $57.9 million in cash, cash equivalents and investments. We have invested a substantial portion of our available cash funds in commercial paper, United States securities, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to credit rating, diversification and maturities of our investments to preserve principal and maintain liquidity.

For the year ended December 31, 2006, net cash used in operating activities was $45.6 million, compared to $23.6 million for the year ended December 31, 2005. The increase in net cash used in operating activities was due primarily to an increase in our net loss as a result of increased expenses related to the clinical development of SILENORtm and nalmefene and increased salaries and overhead of our personnel. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our operating expenses to be substantial over the next few years as we seek to continue the advancement and commercialization of SILENORtm, as well as selectively further the development of our other product candidates.

We have entered into several license agreements to acquire the rights to develop and commercialize three product candidates. Pursuant to these agreements, we obtained exclusive, sub-licenseable rights to the patents and know-how for certain indications. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity following the first commercial sale.

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Payments Due By Period
		2008	2010
		through	through	After
	2007	2009	2011	2011	Total
	(In thousands)

Operating lease obligations	$988	$2,035	$2,152	$1,315	$6,490
Minimum payments under license agreements	615	1,230	1,230	6,675	9,750

Total	$1,603	$3,265	$3,382	$7,990	$16,240

In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events, the majority of which pertains to nalmefene. We are assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, a significant amount of the $11.3 million of milestones would not be paid. Minimum license payments are subject to increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials, and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements.

We do not have any off balance sheet arrangements.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs and timing of regulatory approvals;

•	the progress of our clinical trials and studies;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including milestone payments to ProCom One, BioTie Therapies and/or Synchroneuron;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into the middle of 2008.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, debt financing, strategic collaborations or other strategic transactions. We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. This registration statement could allow us to obtain additional financing of up to $75.0 million. However, we may not be successful in obtaining additional financing, entering into collaboration agreements or other strategic transactions, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006 and will first be effective for us for the year beginning January 1, 2007. We are in the process of analyzing the effects of this pronouncement. Since we have a full valuation allowance against our deferred tax assets, no net effect on our deferred tax balances is expected; however, changes in the value of the components of our deferred tax assets may result from the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures. This statement is effective for fiscal years beginning after November 15, 2007 and will first be effective for us for the year beginning January 1, 2008. We are in the process of analyzing the effects of this pronouncement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our cash and investments at December 31, 2006 consisted primarily of money market funds, commercial paper and U.S. government agency and corporate notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. A change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and corporate debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.	Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Part IV — Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006, the end of our most recent fiscal year. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Part IV — Item 15(a)(1) in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

At March 1, 2007, our board of directors consisted of the following members:

Name	Age	Position with the Company

Terrell A. Cobb	57	Director
Kenneth M. Cohen	51	President, Chief Executive Officer and Director
David F. Hale	58	Chairman of the Board of Directors
Cam L. Garner	58	Director
Scott L. Glenn	56	Director
Jesse I. Treu, Ph.D.	59	Director, Chairman of the Compensation Committee
Daniel K. Turner III	45	Director, Chairman of the Audit Committee
Kurt von Emster	39	Director, Chairman of the Nominating / Corporate Governance Committee
Kurt C. Wheeler	54	Director

Terrell A. Cobb has served as a member of our board of directors since August 2003. Mr. Cobb is the founder and currently serves as President of ProCom One, a drug development company, a position he has held since 1998. We license SILENORtm from ProCom One, Inc. as described in further detail under Part III — Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this report. From 1995 to the present, Mr. Cobb has served as a consultant focusing on business development activities in the pharmaceutical industry. Mr. Cobb previously spent 15 years in various positions at Johnson and Johnson. Mr. Cobb has founded four specialty pharmaceutical companies, has held senior management positions in several start-up organizations, including Pharmaco and Scandipharm, and has acted as an advisor and consultant to other drug development companies. He received a B.A. degree from Mercer University in Chemistry and Psychology.

Kenneth M. Cohen is one of our co-founders and has served as our President and Chief Executive Officer and as a member of our board of directors since our inception in August 2003. Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Synbiotics Corporation, Applied NeuroSolutions, Inc. and Highbridge Capital Management. From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a diagnostics company. From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996. Prior to

joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation. Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

David F. Hale is one of our co-founders and has been the chairman of our board of directors since August 2003. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, since October 2000 and as a director of CancerVax since December 2000. CancerVax merged with Micromet AG in 2006 and Mr. Hale currently serves as Chairman of its board of directors. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor and which was sold to Teva Pharmaceutical Industries Limited in 2004, from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as chairman of the board of Santarus, Inc. and Metabasis Therapeutics, Inc. He also serves on the board of directors of privately held Skin Medica, Inc., Verus Pharmaceuticals, Inc. and Conatus Pharmaceuticals, Inc. Mr. Hale is a co-founder and a member of the boards of directors of industry organizations including BIOCOM/ San Diego, the California Healthcare Institute and CONNECT, and is a member of the board of directors of the Biotechnology Industry Organization, Children’s Hospital, and the Burnham Institute. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University.

Cam L. Garner is one of our co-founders and has been a member of our board of directors since August 2003. Mr. Garner co-founded the specialty pharmaceutical companies Verus Pharmaceuticals, Inc., Cadence Pharmaceuticals, Inc., Zogenix, Inc., DJ Pharma and Xcel Pharmaceuticals, Inc. He serves as Chairman and CEO of Verus, Chairman of Cadence and Zogenix and served as Chairman of Xcel until it was acquired in March 2005 by Valeant Pharmaceuticals International. He was Chief Executive Officer of Dura Pharmaceuticals, Inc., a pharmaceutical company, from 1989 to 1995 and its Chairman and Chief Executive Officer from 1995 to 2000 until it was sold to Elan in November 2000. Mr. Garner also serves on the board of directors of Pharmion Corporation, Favrille, Inc., SkinMedica, Inc. and Aegis Therapeutics. Mr. Garner earned his M.B.A from Baldwin-Wallace College and his B.A. in Biology from Virginia Wesleyan College.

Scott L. Glenn is one of our co-founders and has served as a member of our board of directors since August 2003. Mr. Glenn serves as a General Partner of Glenn Holdings and a Managing Member of Windamere Venture Partners, Windamere, LLC, Windamere II, LLC and Windamere III, LLC since 1996. Since November 2004, Mr. Glenn has served as Chairman, President and Chief Executive Officer of Planet Technologies, Inc., which is engaged in the business of manufacturing, selling, and distributing products for use by allergy sensitive persons. Since January 2005, Mr. Glenn has also served as the President and Chief Executive Officer of Kanisa Pharmaceuticals, Inc., a specialty pharmaceutical company. He also currently serves as a director and founder of GlobalEdge, Inc., a medical education company, and Oculir, Inc., a non-invasive diabetes testing company. Previously, from 1988 until 1995, Mr. Glenn served as President and Chief Executive Officer and then Chairman of Quidel Corporation, a leading point of care diagnostic business. Before serving in those capacities, from 1983 through 1988, Mr. Glenn was vice president of development/operations of Quidel. From 1974 to 1982, Mr. Glenn served in numerous management positions, including Division/General Manager at Allergan Pharmaceuticals, Inc. Mr. Glenn has a B.S. degree in Finance and Accounting from California State University at Fullerton.

Jesse I. Treu, Ph.D. has served as a member of our board of directors since December 2003. Dr. Treu has been a Partner of Domain Associates since its inception 21 years ago. He has been a director of over thirty early-stage health care companies, seventeen of which have so far become public companies. Present board memberships include Altea Therapeutics, Aesthetic Sciences, CoLucid, Northstar Neuroscience, Regado Biosciences, and SenoRx. He has also served as a Founder, President and Chairman of numerous venture stage companies. Prior to the formation of Domain, Dr. Treu had twelve years of experience in the health care industry. He was Vice President of the predecessor organization to The Wilkerson Group, and its venture capital arm, CW Ventures. While at CW Ventures, he served as President and CEO of Microsonics, a pioneer in computer image processing for cardiology. From 1977 through 1982, Dr. Treu led new product development and marketing planning for immunoassay and histopathology products at Technicon Corporation, which is now Bayer Diagnostics. Dr. Treu began his career with

General Electric Company in 1973, initially as a research scientist developing thin film optical sensors for immunoassay testing, and later serving on the corporate staff with responsibility for technology assessment and strategic planning. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute and his M.A. and Ph.D. in physics from Princeton University.

Daniel K. Turner III has served as a member of our board of directors since April 2004. Mr. Turner is a General Partner of Montreux Equity Partners, a position he has held since February 1993. Mr. Turner has 18 years of experience as an entrepreneur, operating manager and venture capitalist. Prior to Montreux, Mr. Turner managed the Turnaround Group for Berkeley International, where he had responsibility for a portfolio of $200 million. Previously, Mr. Turner was the founding Chief Financial Officer of Oclassen Pharmaceuticals Inc., a specialty pharmaceutical company focused in dermatology, which merged with Watson Pharmaceuticals. Mr. Turner started his career with Price Waterhouse in the high technology group. Mr. Turner holds a B.S. degree from Sacramento State University (magna cum laude) and attended the MBA program at the Haas School of Business at the University of California, Berkeley, where he has established the Turner Fellowship. Mr. Turner is a Certified Public Accountant.

Kurt von Emster, CFA has served as a member of our board of directors since August 2005. Mr. von Emster is a General Partner and Portfolio Manager for the MPM BioEquities Fund. Prior to joining MPM, Mr. von Emster spent 11 years with Franklin Templeton Group as a Vice President and Portfolio Manager where he managed over $2 billion in health and biotech funds. In his tenure at Franklin, Mr. von Emster was responsible for building the health care group and was responsible for conceiving and developing seven different life science investment products for Franklin. Mr. von Emster holds the Chartered Financial Analyst designation (CFA), is a member of the Association for Investment Management and Research and is a member of the Security Analysts of San Francisco. He has a degree from the University of California at Santa Barbara in Business and Economics.

Kurt C. Wheeler has served as a member of our board of directors since June 2005. Mr. Wheeler is a Managing Director of Clarus Ventures, a venture capital firm, a position he has held since February 2005, and is a General Partner of MPM Capital BioVentures II and III funds, a position he has held since March 2000. Prior to joining MPM, Mr. Wheeler was Chairman and CEO of InControl, a publicly traded medical device company that designed, developed, and marketed implantable medical devices to treat irregular heart rhythms. In September 1998, Mr. Wheeler negotiated the sale of InControl to Guidant. He serves on the boards of directors of HemoSense, Inc., CryoCor, Inc. and SenoRx Inc., as well as a number of private medical device and biopharmaceutical companies. He began his professional career at Eli Lilly & Co. He holds a B.A. from Brigham Young University and a M.B.A. from Northwestern University.

Audit Committee and Financial Expert

Our audit committee currently consists of Mr. Turner (chair), Mr. Garner, and Mr. Glenn, each of whom our board of directors has determined is independent within the meaning of the independent directors standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Turner qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission.

Audit Committee Report

The audit committee oversees our financial reporting process on behalf of our board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in our annual report with management, including a discussion of any significant changes in the selection or application of accounting principles, the reasonableness of significant judgments, the clarity of disclosures in the financial statements and the effect of any new accounting initiatives.

The audit committee reviewed with PricewaterhouseCoopers LLP, who are responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with

Audit Committees. In addition, the audit committee has discussed with PricewaterhouseCoopers LLP their independence from management and our company, has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has considered the compatibility of non-audit services with the auditors’ independence.

The audit committee met with PricewaterhouseCoopers LLP to discuss the overall scope of their audit. The meetings with PricewaterhouseCoopers LLP were held, with and without management present, to discuss the results of their examination, their evaluation of our internal controls and the overall quality of our financial reporting.

Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2006. The audit committee and our board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007.

This Audit Committee Report is furnished solely with this report, and is not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

The foregoing report has been furnished by the audit committee.

Daniel K. Turner III, Chairman
Cam L. Garner
Scott L. Glenn

Executive Officers

At March 1, 2007, our executive officers consisted of the following:

Name	Age	Position with the Company

Kenneth M. Cohen	51	President, Chief Executive Officer and Director
Susan E. Dubé	59	Senior Vice President, Corporate and Business Development
Philip Jochelson, M.D.	46	Senior Vice President and Chief Medical Officer
Jeffrey W. Raser	46	Senior Vice President, Sales and Marketing
Brian T. Dorsey	38	Vice President, Product Development
Robert L. Jones	62	Vice President, Human Resources
Meg M. McGilley	47	Vice President, Chief Financial Officer and Treasurer
Matthew W. Onaitis	36	Vice President, General Counsel and Secretary

Susan E. Dubé is one of our co-founders and has served as our Senior Vice President, Corporate Development since our inception in August 2003. Throughout 2002 and 2003, she served as a consultant to a number of specialty pharmaceutical companies and venture firms, including Cypress Bioscience, Inc., Women First HealthCare, Inc. and Windamere Venture Partners. From October 2000 to February 2002, she was the Senior Vice President of Corporate Development for Women First HealthCare, a specialty pharmaceutical company. She joined Women First as the Vice President, Strategic Planning & Acquisitions in June 1998 and became the Senior Vice President, Strategic Planning & Acquisitions in December 1999. Prior to Women First, Ms. Dubé served as the Senior Vice President, Strategy and Corporate Development at Imagyn Medical Technologies, Inc., a medical device company, from October 1997 to June 1998. She joined Imagyn Medical Technologies upon its acquisition of Imagyn Medical, Inc. where she served as the Vice President of Marketing and Corporate Development from February 1996 until its acquisition. She has also served as the Chief Executive Officer of BioInterventions, Inc., Executive Vice President and Chief Operating Officer of Adeza Biomedical Corporation, Vice President, Ventures at the Brigham and Women’s Hospital, and as a consultant to a number of health care companies. Ms. Dubé holds an M.B.A. from Harvard University and a B.A. in government from Simmons College.

Philip Jochelson, M.D. has served as our Senior Vice President and Chief Medical Officer since April 2005. From November 1998 to March 2005, Dr. Jochelson was employed by Neurocrine Biosciences, Inc., a biopharmaceutical company, where he had responsibility for the clinical development of the company’s programs for the treatment of insomnia. During his more than six year tenure with Neurocrine, Dr. Jochelson successfully progressed the insomnia programs from Phase I through to NDA submission. Previously, Dr. Jochelson held positions of increasing responsibility in clinical development at Boehringer Ingelheim Canada, a pharmaceutical company, and Alliance Pharmaceutical Corp. Dr. Jochelson is a licensed physician in California, Canada and South Africa. He graduated from the University of Witwatersrand Medical School in South Africa and subsequently received postgraduate residency training in internal medicine and anesthesiology in Canada.

Jeffrey W. Raser is one of our co-founders and has served as our Senior Vice President, Sales and Marketing since our inception in August 2003. From 2000 to 2003, Mr. Raser was the Senior Vice President, Corporate Development and Marketing for CancerVax Corporation, a biopharmaceutical company focused on the development of immunotherapeutic products for the treatment of cancer. Prior to CancerVax, from 1998 to 2000 he served as Senior Vice President of Sales and Marketing for Women First HealthCare, a specialty pharmaceutical company. Mr. Raser also held a variety of positions at Roche Laboratories, a pharmaceutical company, in sales, marketing and strategic planning and at Lederle Laboratories, a pharmaceutical company, in government and corporate affairs. Mr. Raser holds a B.A. from Franklin and Marshall College.

Brian T. Dorsey joined Somaxon as Executive Director, Manufacturing and Program Management in March 2005. He was later promoted to Vice President, Manufacturing and Program Management in November 2006 and later named Vice President, Product Development in January 2007. From April 2002 to March 2005, Mr. Dorsey served as Head of Project Management, Medical Writing and Library Services at Maxim Pharmaceuticals Inc., a biopharmaceutical company. From May 2001 to April 2002, Mr. Dorsey served as Director, Head of Biopharmaceutical Project Management at Baxter Bioscience, a division of Baxter Healthcare Corporation. Previously, Mr. Dorsey served as a Global Project Leader / Project Director at Pfizer Global Research and Development (Agouron). Mr. Dorsey received his B.S. in chemistry and his Masters degree in executive leadership, both from the University of San Diego.

Robert L. Jones joined us in January 2007 as our Vice President, Human Resources. From April 2006 until January 2007, Mr. Jones served as Executive Vice President of DHR International, an executive recruiting firm. From 2001 to 2006, he was Vice President, Human Resources at Cancervax Corporation. Prior to that, from 1998 to 2001, he was Vice President, Human Resources at Women First Healthcare, Inc., and he has held senior management positions in human resources in several other organizations. He earned a bachelor’s degree in education and speech and a master’s degree in personnel administration, both from Ball State University in Indiana.

Meg M. McGilley is one of our co-founders and has served as our Vice President, Chief Financial Officer and Treasurer since our inception in August 2003. Earlier in 2003 and in support of the founding of Somaxon, Ms. McGilley worked as a consultant to Windamere Venture Partners. From 2000 to 2002, Ms. McGilley was previously the Chief Financial Officer for Instromedix, Inc. and LifeWatch Holdings Inc., sister companies in the cardiac device monitoring business. She has also held positions as the Senior Director of Finance for Women First HealthCare, a specialty pharmaceutical company, from 1998 to 2000 and as Director of Finance for Gensia Automedics, a partially-owned subsidiary of Gensia Sicor, and LMA North America, a medical device company, from 1997 to 1998. Ms. McGilley also worked for twelve years beginning in 1985 in a variety of financial, business development, sales and marketing positions with Alaris Medical Systems (formerly IVAC Corporation). She is a Certified Public Accountant with over three years in the San Diego office of Ernst and Young LLP. Ms. McGilley holds a B.S. in Accounting from the University of San Diego.

Matthew W. Onaitis joined us as Vice President, Legal Affairs and Secretary in May 2006, and became our Vice President, General Counsel and Secretary in January 2007. From January 2006 to May 2006, Mr. Onaitis served as Associate General Counsel at Biogen Idec Inc., a biopharmaceutical company. From June 2004 to December 2005, Mr. Onaitis was Director, Legal Affairs at Elan Corporation plc, a biopharmaceutical company. Mr. Onaitis practiced corporate and commercial law with the law firm of Clifford Chance US LLP from July 2002 to June 2004, which included a secondment to Elan from October 2003 to June 2004. From April 2000 to July 2002, Mr. Onaitis practiced corporate and commercial law with the law firm of Brobeck, Phleger & Harrison LLP. Mr. Onaitis holds a J.D. from Stanford Law School and a B.S. in mechanical engineering from Carnegie Mellon University.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock are required to file with the Securities and Exchange Commission on a timely basis initial reports of beneficial ownership and reports of changes regarding their beneficial ownership of our common stock. Officers, directors and 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.

Code of Ethics

Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our internet website at www.somaxon.com. The Code of Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy

All of our compensation programs are designed to attract and retain key employees, to motivate them to achieve key strategic performance measures and to reward them for superior performance. Different compensation programs are geared toward short and longer-term performance with the overarching goal of enhancing our employees’ incentives to increase stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should largely reflect their success as a management team, rather than as individual contributors, in attaining key operating objectives. We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.

Overview of Total Compensation and Process

Elements of total compensation for our executives include:

•	salary,

•	annual variable performance-based bonus awards, payable in cash,

•	long-term stock-based incentive awards, and

•	other benefits.

Each of these is described in more detail below.

The compensation committee has the primary authority to determine our company’s compensation philosophy and to establish compensation for our executive officers. In the first quarter of each year, the compensation committee, which consists of members of our board of directors, reviews the performance of each of our executive officers during the previous year. In connection with this review, the compensation committee typically reviews and resets base salaries for our executive officers, determines their incentive bonuses relating to prior year performance, approves elements of the incentive bonus plan for the current year, including target bonuses and corporate objectives, and grants stock options to all of our executive officers and certain other eligible employees.

In making these compensation decisions, it has been the practice of our compensation committee to review the historical levels of each element of each executive officer’s total compensation (salary, bonus, stock incentive awards and other benefits) and to compare each element with that of the executive officers in an appropriate market comparison group.

In the first quarter of 2006, the comparison of each executive officer’s base salary to market compensation data was prepared by our internal human resources staff. Each executive’s base salary was compared to two market surveys, the 2005 Biotech Employee Development Coalition — San Diego survey and the 2005 Radford Survey — Biotechnology Benchmark. In addition, each executive’s base salary was compared to base salaries of executives from a specific market comparison group. This group consisted of San Diego based specialty pharmaceutical companies of a similar size to our company that we feel we generally compete with to fill senior management positions. The companies in the group were:

•	Acadia Pharmaceuticals Inc.

•	Arena Pharmaceuticals, Inc.

•	CancerVax Corporation, which has since been acquired by Micromet AG,

•	Neurocrine Biosciences, Inc., and

•	Santarus, Inc.

Also during the first quarter of 2006, we engaged Top 5, a compensation consultant, to recommend annual stock option grant sizes which they prepared based on their analysis of comparable companies. They did not disclose the identities of the comparable companies.

With respect to the compensation committee’s executive compensation review in early 2007, the committee authorized management to engage Compensia, an independent compensation consultant, to perform a competitive assessment of each executive officer’s compensation utilizing a specific market comparison group of specialty pharmaceutical companies. We selected this group using the following criteria:

•	market capitalizations between $175 million and $625 million at the time of selection,

•	most advanced product candidate in Phase 2 or later, but no products approved by the FDA,

•	limited or no commercial infrastructure at the time of selection, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee approved the companies comprising the comparison group. The companies in the group are:

• Acadia Pharmaceuticals Inc.	• Nastech Pharmaceutical Company, Inc.
• Adolor Corporation	• Neurocrine Biosciences, Inc.
• Affymax, Inc.	• Neurogen Corporation
• Alexza Pharmaceuticals, Inc.	• NPS Pharmaceuticals, Inc.
• Allos Therapeutics, Inc.	• Nuvelo, Inc.
• Altus Pharmaceuticals Inc.	• Pain Therapeutics, Inc.
• Arena Pharmaceuticals, Inc.	• Pozen, Inc.
• Cadence Pharmaceuticals, Inc.	• Trubion Pharmaceuticals, Inc.
• Cypress Bioscience, Inc.	• Vanda Pharmaceuticals Inc.
• Cytokinetics, Incorporated	• Xenoport, Inc.
• Memory Pharmaceuticals Corp.

Compensia also compared each executive’s compensation to two market surveys, the 2006 Biotech Employee Development Coalition Survey and the 2006 Radford Survey — Biotechnology Benchmark.

The data regarding the compensation history and market comparisons for each executive officer are provided to our Chief Executive Officer and the chairman of our board. Our Chief Executive Officer then makes compensation recommendations to the compensation committee with respect to the executive officers who report to him, and the chairman of the board makes compensation recommendations to the compensation committee with respect to the Chief Executive Officer. No executive officer is allowed to be present at the time of his or her compensation is being discussed or determined. The compensation committee is also provided the compensation history and market comparison data for each executive officer. The compensation committee in its sole discretion may accept or adjust the executive compensation recommendations it is given.

The amount of each element of compensation for our executive officers is determined by our compensation committee, which uses the following factors to determine the amount of salary, bonus, stock-based awards and other benefits to provide to each executive:

•	the company’s performance against corporate objectives for the previous year,

•	the executive’s performance against individual objectives for the previous year,

•	difficulty in achieving desired results in the previous year and the current year,

•	value of their unique skills and capabilities to support long-term performance of the company,

•	historical compensation versus performance, and

•	status relative to similarly-situated executives from our market comparison group.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. A significant percentage of total compensation is allocated to incentives compensation as a result of the philosophy mentioned above. We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the compensation committee reviews historical and competitive information regarding current and long-term goals to determine the appropriate level and mix of incentive compensation.

Elements of Executive Compensation

The following “Summary Compensation Table” provides a summary of the compensation received by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (our “Named Executive Officers”) in 2006. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. The “Salary” column is the gross wages earned during 2006. The “Option Awards” column is the non-cash charge for stock options recorded during 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment, or SFAS No. 123(R). The “Non-Equity Incentive Plan Compensation” is the bonus earned during 2006. No Named Executive Officer earned any signing bonuses, stock awards, pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	Compensation	Total

Kenneth M. Cohen,	2006	$320,833	$—	$—	$825,733	$115,500	N/A	$—	$1,262,066
President, Chief Executive
Officer and Director
Meg M. McGilley,	2006	220,833	—	—	312,347	61,281	N/A	—	594,461
Vice President and Chief
Financial Officer
Philip Jochelson,	2006	262,500	—	—	354,050	74,493	N/A	—	691,043
Senior Vice President and
Chief Medical Officer
Susan E. Dubé,	2006	243,333	—	—	291,747	67,342	N/A	—	602,422
Senior Vice President,
Corporate Development
Jeffrey W. Raser,	2006	$243,333	$—	$—	$290,955	$67,160	N/A	$—	$601,448
Senior Vice President,
Sales and Marketing

Base Salary

As a general matter, the base salary for each executive officer is initially established through negotiation at the time the officer is hired, taking into account the officer’s qualifications, experience, prior salary and competitive salary information. The compensation committee annually reviews and sets the base salaries of our Chief Executive Officer and other members of senior management. Each of our executive officers has entered into an employment agreement with us that prohibits the compensation committee from decreasing his or her base salary as part of this annual review process. Salaries are also reviewed in the case of promotions or other significant changes in responsibilities. In each case, the compensation committee assesses individual performance against job responsibilities, our overall company performance, our budget for merit increases and competitive salary information. Base salary is intended to provide a baseline of compensation that does not fluctuate, absent merit-based increases.

In March 2007, the compensation committee set base salaries for our Named Executive Officers to be in effect until the next annual review by the compensation committee. These base salaries are $350,000 for Kenneth M. Cohen, our President and Chief Executive Officer, $236,250 for Meg M. McGilley, our Vice President and Chief Financial Officer, $278,250 for Philip Jochelson, our Senior Vice President and Chief Medical Officer, $257,250 for Susan E. Dubé our Senior Vice President, Corporate Development, and $257,250 for Jeffrey W. Raser, our Senior Vice President, Sales and Marketing.

Non-Equity Incentive Plan Compensation

It is the compensation committee’s objective to have a significant percentage of each executive officer’s total compensation contingent upon the company’s performance as well as upon his or her own level of performance and contribution toward the company’s performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and, if applicable, individual performance measures are achieved.

In the first quarter of 2006, our compensation committee adopted the 2006 Incentive Plan. This plan was designed to reward our executive officers for the achievement of annual performance goals. Pursuant to the plan, each year the committee designates for each executive officer a target bonus amount, expressed as a percentage of his or her base salary. For 2006, the target bonus percentage for our Chief Executive Officer was 40% of his base salary. For each other executive officer, the target bonus was 30% of his or her base salary. In March 2007, the committee approved our 2007 Incentive Plan, which includes the same target bonus percentages for our Chief Executive Officer and each of our other executive officers as were in effect under our 2006 Incentive Plan.

The calculation of the bonus to be paid to our Chief Executive Officer is entirely dependent upon the achievement of our corporate performance goals. The corporate performance goals for 2006 were established by the compensation committee and included the achievement of performance targets with respect to our clinical and product development activities, strategic transactions and administrative and corporate matters. The 2007 corporate performance goals established by the committee include the achievement of performance targets with respect to regulatory activities, strategic transactions, our stock price performance, and administrative and corporate matters, including our financial performance relative to plan. With respect to each year, the corporate performance goals were generally designed to be achievable given effective performance of the executive officers and the company.

For our other executive officers, the calculation of the bonus depends on the achievement of both corporate and individual goals. The individual goals vary between executive officers based upon each executive officer’s job responsibilities, but they are generally designed to provide incentive for the executive officer to help us achieve our corporate goals. For 2006, the bonus for each of our executive officers other than our Chief Executive Officer was based 75% on the achievement of corporate goals and 25% on the achievement of individual goals. The compensation committee approved the same weighting in the 2007 Incentive Plan.

With respect to both corporate goals and individual goals, our compensation committee places performance into one of four categories: excellent in view of prevailing conditions, acceptable in view of prevailing conditions, meeting some but not all objectives, or not acceptable in view of prevailing conditions. Each of these categorizations results in range of multipliers to the target amount of the bonus that is applicable to the corporate or individual goals. The compensation committee has discretion with respect to the actual multiplier to apply in each case. For 2006, the ranges were 75% to 150% for excellent performance, 50% to 75% for acceptable performance, 25% to 50% for performance meeting some but not all objectives and 0% for unacceptable performance. The compensation committee approved the same ranges in the 2007 Incentive Plan.

If any executive officer was not employed with us for the full year, his or her incentive compensation will be pro-rated based on the portion of the year he or she was employed with us. To be eligible for a pro-rated bonus, the executive must have served in that capacity for at least the last three months of the year and through the time the bonus is paid.

In March 2007, the compensation committee awarded incentive compensation to our executive officers relating to 2006 performance. For a summary of the bonuses received by our Named Executive Officers, see the “Summary Compensation Table” which was provided above.

Stock-Based Awards

We generally provide stock-based incentive award compensation to our executive officers through grants of stock options. Stock option grants allow us to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation,

•	provide an opportunity for increased equity ownership by executives, and

•	maintain competitive levels of total compensation.

Stock option grant levels are determined based on market data and vary among executive officers based on their positions and performance. Newly hired or promoted executive officers also typically receive stock option grants in connection with those events.

The 2005 Stock Incentive Plan initially defined the exercise price of our stock option grants to be the closing price of our common stock on the Nasdaq Global Market on the trading day immediately prior to the grant date. In January 2007, the Board amended our 2005 Stock Incentive Plan to define the exercise price to be the closing price of our common stock on the Nasdaq Global Market on the grant date.

In addition, in January 2007 the Board approved a Policy Regarding Equity Awards. With respect to stock options that may be granted to our executive officers, this policy provides that:

•	stock options may be granted only at meetings of the compensation committee or the Board,

•	the grant date shall be the date that the meeting approving the option grant was held or the date of commencement of employment of a newly-hired executive officer, if later,

•	the exercise price of a stock option may not be less than the fair market value of a share of our common stock on the grant date,

•	no grant of any stock option to an executive officer shall be permitted if the compensation committee determines that at the time of grant its members are in possession of material, non-public information concerning the company, and

•	the material terms of each option grant are communicated to the executive officer in a timely manner.

The policy also provides that we shall not, and shall not have any program, plan or practice to, coordinate stock option grants with the release by us of material non-public information or any other investor relations activities.

All of the stock options that have been granted to our executive officers to date have a ten year term and vest over four years, with 25% vesting after one year and the remainder vesting in equal monthly installments over subsequent three years. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our 2005 Stock Incentive Plan also allows us to provide other types of equity awards to our executive officers. To date, stock options have been the only type of award granted to executive officers under this plan.

We do not have any security ownership requirements for our executive officers.

The following series of tables summarize our stock options for our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding stock options as of December 31, 2006 for our Named Executive Officers. We have not granted any stock awards or other types of equity awards to our executive officers other than stock options.

								Stock Awards
											Equity
											Incentive
											Plan
										Equity	Awards:
	Option Awards									Incentive	Market or
					Equity					Plan	Payout
					Incentive					Awards:	Value of
					Plan					Number of	Unearned
					Awards:					Unearned	Shares,
			Number of	Number of	Number of			Number of	Market	Shares,	Units or
			Securities	Securities	Securities			Shares or	Value of	Units or	Other
			Underlying	Underlying	Underlying	Option		Units of	Stock That	Other	Rights That
	Option	Option Vesting	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock That	Have Not	Rights That	Have not
	Grant	Commencement	Options (#	Options (#	Unearned	Price	Expiration	Have Not	Vested	Have not	Vested
Name and Principal Position	Date	Date(1)	Exercisable)(1)	Unexercisable)(1)	Options (#)	($/Share)	Date	Vested (#)	($)	Vested (#)	($)

Kenneth M. Cohen,	6/28/2004	6/01/2004	29,614	16,219	—	$1.20	6/27/2014	—	$—	—	$—
President, Chief Executive	3/02/2005	3/02/2005	4,586	5,414	—	2.40	3/01/2015	—	—	—	—
Officer and Director	7/19/2005	7/19/2005	74,204	129,963	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	1/06/2006	—	225,000	—	$10.60	1/05/2016	—	$—	—	$—

			108,404	376,596

Meg M. McGilley,	6/28/2004	6/01/2004	32,307	17,693	—	$1.20	6/27/2014	—	$—	—	$—
Vice President and	3/02/2005	3/02/2005	13,758	16,242	—	2.40	3/01/2015	—	—	—	—
Chief Financial Officer	7/19/2005	7/19/2005	30,287	53,046	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	1/06/2006	—	62,000	—	$10.60	1/05/2016	—	$—	—	$—

			76,352	148,981

Philip Jochelson,	4/04/2005	4/04/2005	18,542	30,550	—	$2.40	4/03/2015	—	$—	—	$—
Senior Vice President	7/19/2005	7/19/2005	30,287	53,046	—	3.00	7/18/2015	—	—	—	—
and Chief Medical Officer	1/06/2006	1/06/2006	—	77,000	—	$10.60	1/05/2016	—	$—	—	$—

			48,829	160,596

Susan E. Dubé,	6/28/2004	6/01/2004	32,307	17,693	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	3/02/2005	3,821	4,512	—	2.40	3/01/2015	—	—	—	—
Corporate Development	7/19/2005	7/19/2005	30,287	53,046	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	1/06/2006	—	62,000	—	$10.60	1/05/2016	—	$—	—	$—

			66,415	137,251

Jeffrey W. Raser,	6/28/2004	6/01/2004	32,307	17,693	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	3/02/2005	3,439	4,061	—	2.40	3/01/2015	—	—	—	—
Sales and Marketing	7/19/2005	7/19/2005	30,287	53,046	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	1/06/2006	—	62,000	—	$10.60	1/05/2016	—	$—	—	$—

			66,033	136,800

(1)	The vesting information presented in the table above is as of December 31, 2006. All of the options presented in the table above vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date.

Grants of Plan-Based Awards Table

The following table summarizes stock options granted to our Named Executive Officers during the last fiscal year. We do not have any shares of stock or stock options granted under performance based plans at this time.

								All Other
								Stock	All Other
								Awards:	Option
								Number	Awards:	Grant Date	Exercise or
								of Shares	Number	Fair Value	Base Price	Market
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			of Stock	of Securities	of All Other	of Option	Price on
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Option	Awards	Grant Date
Name and Principal Position	Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	Awards(2)	($/Share)(1)	($/Share)(1)

Kenneth M. Cohen,	1/6/06	$—	$—	$—	—	—	—	—	225,000	$1,674,675	$10.60	$10.63
President, Chief Executive Officer
and Director
Meg M. McGilley,	1/6/06	—	—	—	—	—	—	—	62,000	461,466	10.60	10.63
Vice President and
Chief Financial Officer
Philip Jochelson,	1/6/06	—	—	—	—	—	—	—	77,000	573,111	10.60	10.63
Senior Vice President and
Chief Medical Officer
Susan E. Dubé,	1/6/06	—	—	—	—	—	—	—	62,000	461,466	10.60	10.63
Senior Vice President,
Corporate Development
Jeffrey W. Raser,	1/6/06	$—	$—	$—	—	—	—	—	62,000	$461,466	$10.60	$10.63
Senior Vice President,
Sales and Marketing

(1)	The 2005 Stock Incentive Plan initially defined the exercise price of our stock option grants to be the closing price of our common stock on the Nasdaq Global Market on the trading day immediately prior to the grant date. In January 2007, the Board amended our 2005 Stock Incentive Plan to define the exercise price to be the closing price of our common stock on the Nasdaq Global Market on the grant date.

(2)	The Grant Date Fair Value of All Other Option Awards is the fair value of the stock option at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here. See also Note 6 in the “Notes to Financial Statements” for additional information.

We routinely grant our executive officers stock options under our stock incentive plans. For a description of the change of control provisions applicable to these stock options, see “Severance Benefits and Change of Control Arrangements” below.

In March 2007, the compensation committee granted stock options to our executive officers. A summary of the options granted to our Named Executive Officers in March 2007 is as follows:

		All Other
		Option Awards:
		Number of	Grant Date	Exercise or
		Securities	Fair Value of	Base Price of	Market Price
		Underlying	All Other	Option Awards	on Grant Date
Name and Principal Position	Grant Date(1)	Options (#)	Option Awards(2)	($/Share)	($/Share)

Kenneth M. Cohen,	03/02/07	100,000	$835,000	$11.78	$11.78
President, Chief Executive Officer and Director
Meg M. McGilley,	03/02/07	50,000	417,500	11.78	11.78
Vice President and Chief Financial Officer
Philip Jochelson,	03/02/07	50,000	417,500	11.78	11.78
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	03/02/07	50,000	417,500	11.78	11.78
Senior Vice President, Corporate Development
Jeffrey W. Raser,	03/02/07	50,000	$417,500	$11.78	$11.78
Senior Vice President, Sales and Marketing

(1)	All of the options presented in the table above vest such that 25% are vested one year after the grant date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date.

(2)	The Grant Date Fair Value of All Other Option Awards is the fair value of the stock option at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here. See also Note 6 in the “Notes to Financial Statements” for additional information.

Stock Option Exercises and Stock Vested Table

The following table summarizes the exercises of stock options made by our Named Executive Officers during our last fiscal year.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares	Value Realized on
	Acquired on	Value Realized on	Acquired on	Vesting
Name and Principal Position	Exercise (#)	Exercise ($)(1)	Vesting (#)	($)

Kenneth M. Cohen,	—	$—	—	$—
President, Chief Executive Officer and Director
Meg M. McGilley,	—	—	—	—
Vice President and Chief Financial Officer
Philip Jochelson,	5,075	64,013	—	—
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	—	—	—	—
Senior Vice President, Corporate Development
Jeffrey W. Raser,	—	$—	—	$—
Senior Vice President, Sales and Marketing

(1)	The value realized on exercise presented in the table above is the difference between the stock price at the date of exercise and the exercise price, multiplied by the number of shares exercised.

Other Benefits

In order to attract, retain and pay market levels of compensation, we provide our Named Executive Officers and our other employees the following benefits and perquisites.

Medical Insurance

The company provides to each Named Executive Officer and their spouses and children such health, dental and vision insurance coverage as the company may from time to time make available to its other eligible employees.

Life and Disability Insurance

The company provides each Named Executive Officer such disability and/or life insurance as the company may from time to time make available to its other eligible employees.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers and other eligible employees are eligible to participate in our 401(k) contributory defined contribution plan. The company currently does not make matching contributions to the 401(k) plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites

We limit the perquisites that we make available to our executive officers, particularly in light of recent developments with respect to corporate crime and abuse involving perquisites. Our executives are entitled to few benefits with de minimis value that are not otherwise available to all of our employees.

Post-Termination Benefits

Severance Benefits and Change of Control Arrangements

We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time. We also believe that it is important to protect our executive officers in the event of a change in control transaction involving us. In addition, it is our belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders. Accordingly, the employment agreements we have entered into with each of our executive officers provide for severance benefits in specified circumstances, as well as benefits in connection with a change of control.

The employment agreements provide each executive with certain severance benefits in the event his or her employment is terminated as a result of his or her disability. Specifically, in the event of such a termination, each executive will receive any accrued but unpaid base salary or unused paid time-off as of the date of termination, 12 months of salary continuation payments (six months in the case of each executive officer other than Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser), and, in the discretion of the Board, a pro-rated bonus for the year in which the termination occurs.

The employment agreements also provide each executive with certain severance benefits in the event his or her employment is terminated by us other than for cause or if the executive resigns with good reason. Specifically, in the event of such a termination or resignation, each executive will receive any accrued but unpaid base salary or unused paid time-off as of the date of termination, 12 months of salary continuation payments (six months in the case of each executive officer other than Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser), 12 months of health care benefits continuation at our expense (six months in the case of each executive officer other than Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser), and, in the discretion of our Board, a pro-rated bonus for the year in which the termination or resignation occurs. In addition, that portion of the executive’s stock awards, and any unvested shares issued upon the exercise of such stock awards, which would have vested if the executive had remained employed for an additional 12 months, will immediately vest on the date of termination or resignation and the executive will be entitled to exercise such stock awards for 180 days following the date of termination.

In the event of a change of control of the company, 50% of each executive’s unvested stock awards will immediately become vested and exercisable on the date of the change of control and any remaining unvested stock awards will become vested and exercisable on the one year anniversary of the date of the change of control. In addition, in the event an executive’s employment is terminated by us other than for cause or if the executive resigns with good reason, in each case within 12 months of a change of control, all of such executive’s unvested stock awards will immediately become vested and exercisable on the date of termination and the executive will be entitled to exercise such stock awards for 180 days following the date of termination.

For purposes of the employment agreements, “cause” means, generally, the executive’s breach of the non-solicitation, nondisparagement or confidentiality provisions of the employment agreement, the executive’s conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent and final jurisdiction for any crime involving moral turpitude or punishable by imprisonment in the jurisdiction involved, the executive’s commission of an act of fraud, the executive’s continuing, willful failure or refusal to perform his or her duties as required by the employment agreement, the executive’s gross negligence, insubordination or material violation of any duty of loyalty to us or any other material misconduct on the part of the executive, the executive’s commission of any act which is detrimental to our business or goodwill, or the executive’s breach of any other provision of the employment agreement after he or she has been afforded a specified period to correct the alleged breach.

For purposes of the employment agreements, “good reason” means, generally, a change by us in the executive’s position or responsibilities (including reporting responsibilities) that represents a substantial reduction in the position or responsibilities as in effect immediately prior thereto, our assignment to the executive of any duties or responsibilities that are materially inconsistent with such position or responsibilities, any removal of the executive from or failure to reappoint or reelect the executive to any of such positions, except in connection with the termination of the executive’s employment for cause, as a result of his or her disability or death, or a resignation by the executive other than for good reason, a reduction in the executive’s base salary (other than in connection with a general reduction in wages for all employees of the company and its parent and subsidiaries), our requiring the executive (without the executive’s consent) to be based at any place outside a 50-mile radius of his or her initial place of employment with us, except for reasonably required travel on our business, our failure to provide the executive with compensation and benefits substantially equivalent (in terms of benefit levels and/or reward opportunities) to those provided for under each of our material employee benefit plans, programs and practices as in effect from time to time, or any material breach by us of our obligations to the executive under the employment agreement.

If the employment of each of our Named Executive Officers was terminated due to disability or was terminated without cause as of December 31, 2006, the estimated benefits that each would receive under their employment agreements would be as follows:

				Incremental Received if
				Terminated Without Cause
			Total Received		Intrinsic Value	Total Received
			Due to		of Additional	Due to
		Unused Paid	Termination	Health Care	Vested Stock	Termination
Name and Principal Position	Salary	Time-Off	from Disability	Benefits	Options(1)	Without Cause

Kenneth M. Cohen,	$325,000	$16,084	$341,084	$15,643	$1,149,802	$1,506,529
President, Chief Executive Officer and Director
Meg M. McGilley,	225,000	13,407	238,407	9,449	594,045	841,901
Vice President and Chief Financial Officer
Philip Jochelson,	132,500	22,440	154,940	4,431	529,677	689,048
Senior Vice President and
Chief Medical Officer
Susan E. Dubé,	245,000	7,885	252,885	9,143	530,225	792,253
Senior Vice President,
Corporate Development
Jeffrey W. Raser,	$245,000	$6,236	$251,236	$14,872	$527,777	$793,885
Senior Vice President,
Sales and Marketing

(1)	The intrinsic value of additional stock options shown above is the difference between the closing stock price of $14.19 per share at December 31, 2006 and the exercise price, times the number of shares that would vest.

If the employment of each of our Named Executive Officers was terminated without cause in connection with a change of control of the Company that was consummated as of December 31, 2006, the estimated benefits that each would receive under their employment agreements would be as follows:

				Intrinsic Value of	Total Received
				Additional	Due to
		Unused Paid	Health Care	Vested Stock	Termination
Name and Principal Position	Salary	Time-Off	Benefits	Options(1)	Without Cause

Kenneth M. Cohen,	$325,000	$16,084	$15,643	$2,536,552	$2,893,279
President, Chief Executive
Officer and Director
Meg M. McGilley,	225,000	13,407	9,449	1,237,494	1,485,350
Vice President and
Chief Financial Officer
Philip Jochelson,	132,500	22,440	4,431	1,230,195	1,389,566
Senior Vice President and
Chief Medical Officer
Susan E. Dubé,	245,000	7,885	9,143	1,099,189	1,361,217
Senior Vice President,
Corporate Development
Jeffrey W. Raser,	$245,000	$6,236	$14,872	$1,093,877	$1,359,985
Senior Vice President,
Sales and Marketing

(1)	The intrinsic value of additional stock options which would vest in the event of termination without cause in conjunction with a change of control of the company is based on a closing stock price of $14.19 per share at December 31, 2006. In the event of a change in control of the company, 50% of the unvested stock options vest at the time of the ownership change with the remaining 50% vesting if the employee is terminated without cause within 12 months of the ownership change.

Policy Regarding Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the corporation’s Chief Executive Officer and four other most highly paid executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met.

The non-performance based compensation paid in cash to our executive officers in 2006 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2007 will exceed that limit. In addition, our 2005 Stock Incentive Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation. Therefore, it will not be subject to the $1 million deduction limitation.

We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this report. Based on the reviews and discussions referred to above, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this report.

Compensation Committee
Jesse I. Treu, Ph.D. (Chair)
David F. Hale
Kurt C. Wheeler

Compensation of our Board of Directors

We compensate non-employee directors for their service on our board of directors. Each non-employee director is eligible to receive a quarterly retainer of $5,000, or $20,000 per year, for service on our board of directors. The chairman of the board is eligible to receive a quarterly retainer of $20,000, or $80,000 per year, which was increased to $25,000 per quarter or $100,000 per year in January 2007. Each non-employee director is also eligible to receive an incremental stipend of $1,500 for each board meeting attended in person, or $750 for each board meeting attended by telephone, and $1,000 for each committee meeting attended in person, or $500 for each committee meeting attended by telephone. We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

Our directors may participate in our stock incentive plans and employee-directors may participate in our employee stock purchase plan. Any non-employee director who is elected to our board of directors is granted an option to purchase 35,000 shares of our common stock on the date of his or her initial election to our board of directors. In addition, on the date of each annual meeting of our stockholders, (1) each continuing non-employee director will be eligible to receive an option to purchase 15,000 shares of common stock, (2) the chairman of the board of directors will be eligible to receive an additional annual option to purchase 15,000 shares of common stock (for a total of 30,000 shares), (3) the chairman of our audit committee will be eligible to receive an additional annual option to purchase 5,000 shares of common stock (for a total of 20,000 shares) and (4) the chairmen of our nominating/corporate governance committee and our compensation committee will be eligible to receive an additional annual option to purchase 2,500 shares of common stock (for a total of 17,500 shares). Such options will have an exercise price per share equal to the fair market value of our common stock on such date. The initial options granted to non-employee directors described above will vest over three years in 36 equal monthly installments on each monthly anniversary of the date of grant, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee directors described above will vest in 12 equal monthly installments on each monthly anniversary of the date of grant, subject to the director’s continuing service on our board of directors (and, with respect to grants to a chairman of the board or board committee, service as chairman of the board or a committee) on those dates. The term of each option granted to a non-employee director shall be ten years.

The following table summarizes our director compensation for the 2006 fiscal year.

Director Compensation Table

					Change in Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	($)	($)	($)(2)	($)	($)	($)	($)

David F. Hale,	$95,750	$—	$303,042	$—	$—	$—	$398,792
Chairman of the
Board of Directors
Daniel K. Turner III,	36,000	—	240,166	—	—	—	276,166
Director, Chairman of the
Audit Committee
Jesse I. Treu, Ph.D.,	36,000	—	210,738	—	—	—	246,738
Director, Chairman of the
Compensation Committee
Kurt von Emster,	31,750	—	188,118	—	—	—	219,868
Director, Chairman of the
Nominating/Corporate
Governance Committee
Terrell A. Cobb,	31,250	—	247,895	—	—	—	279,145
Director
Cam L. Garner,	31,000	—	194,216	—	—	—	225,216
Director
Scott L. Glenn,	33,250	—	194,216	—	—	—	227,466
Director
Kurt C. Wheeler,	33,500	—	223,537	—	—	—	257,037
Director
Louis C. Bock,(1)	$13,500	$—	$75,776	$—	$—	$—	$89,276
Former Director

(1)	Louis C. Bock resigned from our Board of Directors in April 2006.

(2)	The value of Option Awards provided in the table above is the fair value of the stock option at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here. See also Note 6 in the “Notes to Financial Statements” for additional information.

Compensation Committee Interlocks and Insider Participation

Dr. Treu (chair) and Messrs. Hale, Garner and Wheeler served on our compensation committee during the 2006 fiscal year. No member of the compensation committee was at any time during the 2006 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2007 for:

•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our Named Executive Officers and directors as a group.

The following table sets forth information regarding ownership of our common stock as of March 1, 2007 based on information available to us and filings with the Securities and Exchange Commission by (a) each person known to the Company to own more than 5% of the outstanding shares of our common stock, (b) each director and nominee for director of the Company, (c) the Company’s Chief Executive Officer and each other Named Executive Officer and (d) all directors and Named Executive Officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of April 30, 2007, which is 60 days after March 1, 2007.

Percentage of beneficial ownership is based on 18,111,717 shares of common stock outstanding as of March 1, 2007.

Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 3721 Valley Centre Drive, Suite 500, San Diego, CA 92130.

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned

5% Stockholders:
Funds affiliated with MPM Capital, L.P.(1)	4,001,675	22.1%
601 Gateway Boulevard, Suite 350
South San Francisco, CA 94080
Scale Venture Management I, LLC, (formerly BAVP, L.P.)(2)	1,981,582	10.9%
950 Tower Lane, Suite 700
Foster City, CA 94404
Funds affiliated with Domain Associates, L.L.C.(3)	1,768,790	9.8%
One Palmer Square, Suite 515
Princeton, NJ 08542
Funds affiliated with Montreux Equity Partners LLC(4)	1,344,443	7.4%
3000 Sand Hill Road
Building 1, Suite 260
Menlo Park, CA 94025
FrontPoint Partners LLC(5)	1,331,457	7.4%
Two Greenwich Plaza
Greenwich, CT 06830
Prospect Venture Partners III, LP(6)	1,167,226	6.4%
435 Tasso Street, Suite 200
Palo Alto, CA 94301
Federated Investors, Inc.(7)	1,129,600	6.2%
5800 Corporate Drive
Pittsburgh, PA 15222

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned

Directors and Named Executive Officers:
Kenneth M. Cohen(8)	283,310	1.5%
Susan E. Dubé(9)	147,612	*
Philip Jochelson, M.D.(10)	80,871	*
Meg M. McGilley(11)	115,509	*
Jeffrey W. Raser(12)	161,668	*
Terrell A. Cobb(13)	77,966	*
Cam L. Garner(14)	150,784	*
Scott L. Glenn(15)	365,588	2.0%
David F. Hale(16)	305,123	1.7%
Jesse I. Treu, Ph.D.(17)	1,800,835	9.9%
Daniel K. Turner III(18)	1,378,775	7.6%
Kurt von Emster(19)	505,851	2.8%
Kurt C. Wheeler(20)	3,570,375	19.7%
Named Executive Officers and directors as a group (13 persons)(21)	8,944,267	46.9%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM BioEquities Master Fund, L.P.	473,806
MPM Asset Management Investors 2005 BVIII LLC	52,088
MPM BioVentures III GmbH & Co. Beteiligungs KG	248,503
MPM BioVentures III Parallel Fund, L.P.	88,831
MPM BioVentures III, L.P.	197,736
MPM BioVentures III-QP, L.P.	2,940,711

Total	4,001,675

MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management Investors 2005 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Mr. Wheeler, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. von Emster is the portfolio manager of the MPM BioEquities Master Fund LP and the MPM BioEquities Investors Fund LLC and has complete voting and dispositive authority with respect to the shares held by MPM BioEquities Master Fund LP and MPM BioEquities Investors Fund LLC. Mr. von Emster disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)	The managing members of Scale Venture Management I, LLC, formerly known as BA Venture Partners VI, LLC, the ultimate general partner of BAVP, L.P., share voting and dispositive power with respect to the shares held by BAVP, L.P. The managing members of Scale Venture Management I, LLC are Louis C. Bock, Mark Brooks, Kate Mitchell, and Rory O’Driscoll, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	Includes the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,714,789
DP VI Associates, L.P.	19,379
One Palmer Square Associates VI, L.L.C.	15,456
Domain Associates, L.L.C.	19,166

Total	1,768,790

The managing members of One Palmer Square Associates VI, L.L.C., the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P., share voting and dispositive power with respect to the shares held by Domain Partners VI, L.P. and DP VI Associates, L.P. The managing members of Domain Associates, L.L.C. share voting and dispositive power with respect to the shares held by Domain Associates, L.L.C. The managing members of One Palmer Square Associates VI, L.L.C. and Domain Associates, L.L.C. are James C. Blair, Brian H. Dovey, Robert J. More, Kathleen K. Schoemaker, Dr. Treu and Nicole Vitullo, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. In addition, Brian H. Halak is a managing member of Domain Associates, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Includes the following holdings:

Number
Shareholder Name	of Shares

Montreux Equity Partners II SBIC, LP	632,839
Montreux Equity Partners III SBIC, LP	711,604

Total	1,344,443

Mr. Turner and Howard D. Palefsky are the managing members of Montreux Equity Partners II SBIC, LP and Montreux Equity Partners III SBIC, LP and have shared voting and dispositive power with respect to these shares. Messrs. Turner and Palefsky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(5)	The voting and disposition of the shares held by FrontPoint LLC was obtained from their Schedule 13G filed with the Securities and Exchange Commission on February 15, 2007.

(6)	The voting and disposition of the shares held by Prospect Venture Partners III, L.P. is determined by its general partner, Prospect Management Co. III, L.L.C. David Schnell, M.D. is a managing member of Prospect Management Co. III, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)	The voting and disposition of the shares held by Federated Investors, Inc. was obtained from their Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007.

(8)	Shares held by Kenneth M. Cohen & Elena L. Salsitz, co-trustees Cohen-Salsitz Family Trust dated 3/9/05. Includes 203,682 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(9)	Shares held by Susan E. Dubé, Trustee, U.T.D. May 6, 2002. Includes 98,421 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(10)	Includes 80,871 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(11)	Shares held by the Meg M. McGilley Trust Agreement dated October 29, 1996. Includes 110,137 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(12)	Includes 97,970 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(13)	Includes 59,608 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(14)	Shares held by the Garner Family Trust UTD 10/21/87 as restated 8/9/01. Includes 29,757 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(15)	Includes the following holdings:

Number
Shareholder Name	of Shares

Windamere III, LLC	233,332
Glenn Holdings L.P.	83,333
Common stock subject to outstanding options exercisable within 60 days of March 1, 2007	48,923

Total	365,588

Mr. Glenn is the Managing Member of Windamere III, LLC. Mr. Glenn disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(16)	Shares held by the Hale Family Trust UTD 2/10/86. Includes 71,816 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

(17)	Includes the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,714,789
DP VI Associates, L.P.	19,379
One Palmer Square Associates VI, L.L.C.	15,456
Domain Associates, L.L.C.	19,166
Common stock subject to outstanding options exercisable within 60 days of March 1, 2007	32,045

Total	1,800,835

Dr. Treu is a managing member of Domain Associates, L.L.C. and a managing member of One Palmer Square Associates VI, L.L.C., which is the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P. Dr. Treu disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(18)	Includes the following holdings:

Number
Shareholder Name	of Shares

Montreux Equity Partners II SBIC, LP	632,839
Montreux Equity Partners III SBIC, LP	711,604
Common stock subject to outstanding options exercisable within 60 days of March 1, 2007	34,332

Total	1,378,775

Mr. Turner is a General Partner of Montreux Equity Partners and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(19)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM BioEquities Master Fund, L.P.	473,806
Common stock subject to outstanding options exercisable within 60 days of March 1, 2007	32,045

Total	505,851

Mr. von Emster is the portfolio manager of MPM BioEquities Master Fund L.P. and the MPM BioEquities Investors Fund LLC and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(20)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM Asset Management Investors 2005 BVIII LLC	52,088
MPM BioVentures III GmbH & Co. Beteiligungs KG	248,503
MPM BioVentures III Parallel Fund, L.P.	88,831
MPM BioVentures III, L.P.	197,736
MPM BioVentures III-QP, L.P.	2,940,711
Common stock subject to outstanding options exercisable within 60 days of March 1, 2007	42,506

Total	3,570,375

Mr. Wheeler is a General Partner of the MPM Capital BioVentures II and III funds and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(21)	Includes 942,113 shares of common stock subject to outstanding options which are exercisable within 60 days of March 1, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of fiscal year 2005, with respect to which we were a party, will be a party, or otherwise benefited, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders. We believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Pursuant to our Audit Committee Charter, the audit committee of our board of directors is responsible for reviewing and approving all transactions with related parties. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the audit committee of our board of directors intends to review such transactions on a case by case basis. In addition, the compensation committee of our board of directors and/or our board of directors will review approve all compensation-related policies involving our directors and executive officers.

Our board of directors has determined that the members of our board, with the exception of Mr. Cobb and Mr. Cohen, neither of whom serves on our audit committee, compensation committee, or nominating and corporate governance committee, are independent within the meaning of the independent director standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Additional information concerning the independence of the members of our board of directors and the committees of the board is set forth under Part III — Item 10, “Directors, Executive Officers and Corporate Governance.”

Employment Agreements and Change of Control Arrangements

We have entered into employment agreements with Kenneth M. Cohen, our President and Chief Executive Officer, Brian T. Dorsey, our Vice President, Product Development, Susan E. Dubé, our Senior Vice President, Corporate and Business Development, Dr. Philip Jochelson, our Senior Vice President and Chief Medical Officer, Robert L. Jones, our Vice President, Human Resources, Meg M. McGilley, our Vice President and Chief Financial Officer, Matthew W. Onaitis, our Vice President and General Counsel, and Jeffrey W. Raser, our Senior Vice President, Sales and Marketing. These employment agreements are described in Part III — Item 11, “Executive Compensation” of this report.

Indemnification of Officers and Directors

Our restated certificate of incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Other Transactions

In December 2006, we paid $500,000 to ProCom One pursuant to the terms of our August 2003 license agreement for SILENORtm. Mr. Cobb, co-founder and President of ProCom One, is a member of our board of directors.

During 2006, we paid an aggregate of $120,000 to Mr. Cobb pursuant to our August 2003 consulting agreement with him. The consulting agreement, as amended, currently provides for monthly payments to Mr. Cobb of $10,000 as compensation for consulting services. This is in addition to the regular payments made to Mr. Cobb for his service on our board of directors.

Item 14.	Principal Accountant Fees and Services

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2006 and 2005 in the following categories:

	2006	2005

Audit Fees(1)	$505,000	$617,000
Audit Related Fees(2)	—	—
Tax Fees(3)	47,000	11,000
All Other Fees(4)	—	—

Total	$552,000	$628,000

(1)	Audit Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and S-1, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred during 2006 or 2005.

(3)	Tax Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2006 or 2005.

The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

The audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2006 and 2005

•	Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and the period from August 14, 2003 (inception) through December 31, 2006

•	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 and the period from August 14, 2003 (inception) through December 31, 2003

•	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and the period from August 14, 2003 (inception) through December 31, 2006

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(1)	Amended and Restated Bylaws of the Registrant
4	.1(2)	Form of the Registrant’s Common Stock Certificate
4	.2(3)	Amended and Restated Investor Rights Agreement dated June 2, 2005

Exhibit
Number		Description

10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(3)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(4)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(4)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(3)	2005 Incentive Plan
10	.7#(3)	Employment Agreement between the Registrant and Kenneth M. Cohen dated August 15, 2003
10	.8#(3)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.9#(3)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.10#(3)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.11#(3)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003
10	.12#(3)	Form of Restricted Stock Purchase Agreement
10	.13(3)	Lease dated January 14, 2004 by and between the Registrant and Square 24 Associates L.P.
10	.14(3)	Sublease dated June 12, 2005 by and between the Registrant and Ascenta Therapeutics, Inc.
10	.15†(5)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.16†(3)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.17†(5)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.18†(5)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.19†(5)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.20(3)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.21(3)	Consulting Agreement dated August 25, 2003 by and between the Registrant and Terrell A. Cobb
10	.22(3)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.23(6)	Amendment No. 1 to Consulting Agreement effective September 23, 2005 by and between the Registrant and Terrell A. Cobb.
10	.24†(7)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.25#(8)	Employment agreement between Registrant and Matthew Onaitis dated May 15, 2006
10	.26(9)	Sublease agreement between Registrant and Avnet, Inc. dated June 22, 2006
10	.27#(10)	Employment agreement between Registrant and Brian Dorsey dated November 9, 2006
10	.28#(11)	Employment agreement between Registrant and Robert Jones dated January 29, 2007
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(5)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(6)	Filed with Registrants Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(8)	Filed with Registrants Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(9)	Filed with Registrants Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(10)	Filed with Registrants Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(11)	Filed with Registrants Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

By:	/s/ Kenneth M. Cohen
Kenneth M. Cohen
President and Chief Executive Officer

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth M. Cohen Kenneth M. Cohen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ Meg M. McGilley Meg M. McGilley	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2007

/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 14, 2007

/s/ Terrell A. Cobb Terrell A. Cobb	Director	March 14, 2007

/s/ Cam L. Garner Cam L. Garner	Director	March 14, 2007

/s/ Scott L. Glenn Scott L. Glenn	Director	March 14, 2007

/s/ Jesse I. Treu, Ph.D. Jesse I. Treu, Ph.D.	Director	March 14, 2007

/s/ Daniel K. Turner III Daniel K. Turner III	Director	March 14, 2007

/s/ Kurt von Emster Kurt von Emster	Director	March 14, 2007

/s/ Kurt C. Wheeler Kurt C. Wheeler	Director	March 14, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(1)	Amended and Restated Bylaws of the Registrant
4	.1(2)	Form of the Registrant’s Common Stock Certificate
4	.2(3)	Amended and Restated Investor Rights Agreement dated June 2, 2005
10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(3)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(4)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(4)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(3)	2005 Incentive Plan
10	.7#(3)	Employment Agreement between the Registrant and Kenneth M. Cohen dated August 15, 2003
10	.8#(3)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.9#(3)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.10#(3)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.11#(3)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003
10	.12#(3)	Form of Restricted Stock Purchase Agreement
10	.13(3)	Lease dated January 14, 2004 by and between the Registrant and Square 24 Associates L.P.
10	.14(3)	Sublease dated June 12, 2005 by and between the Registrant and Ascenta Therapeutics, Inc.
10	.15†(5)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.16†(3)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.17†(5)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.18†(5)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.19†(5)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.20(3)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.21(3)	Consulting Agreement dated August 25, 2003 by and between the Registrant and Terrell A. Cobb
10	.22(3)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.23(6)	Amendment No. 1 to Consulting Agreement effective September 23, 2005 by and between the Registrant and Terrell A. Cobb.
10	.24†(7)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.25#(8)	Employment agreement between Registrant and Matthew Onaitis dated May 15, 2006
10	.26(9)	Sublease agreement between Registrant and Avnet, Inc. dated June 22, 2006
10	.27#(10)	Employment agreement between Registrant and Brian Dorsey dated November 9, 2006
10	.28#(11)	Employment agreement between Registrant and Robert Jones dated January 29, 2007
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

Exhibit
Number		Description

32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(5)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(6)	Filed with Registrants Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(8)	Filed with Registrants Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(9)	Filed with Registrants Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(10)	Filed with Registrants Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(11)	Filed with Registrants Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

Somaxon Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Somaxon Pharmaceuticals, Inc.:

We have completed an integrated audit of Somaxon Pharmaceuticals, Inc.’s 2006 financial statements and of its internal control over financial reporting as of December 31, 2006, and audits of its 2005 and 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. (a development stage company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and cumulatively, for the period from August 14, 2003 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Diego, California
March 14, 2007

Somaxon Pharmaceuticals, Inc.
(A development stage company)

BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$28,783	$100,918
Short-term investments	29,131	3,047
Other current assets	515	1,924

Total current assets	58,429	105,889
Long-term restricted cash	600	—
Property and equipment, net	263	190
Other assets	160	177

Total assets	$59,452	$106,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,731	$11,882
Accrued liabilities	1,364	919

Total current liabilities	7,095	12,801

Commitments and contingencies: (Note 3 and 4)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 18,082 and 18,045 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	152,311	150,803
Deferred compensation	—	(3,802)
Deficit accumulated during the development stage	(99,958)	(53,548)
Accumulated other comprehensive income	2	—

Total stockholders’ equity	52,357	93,455

Total liabilities and stockholders’ equity	$59,452	$106,256

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Period from
				August 14,
				2003
				(inception)
				through
	Year Ended December 31,			December 31,
	2006	2005	2004	2006

Operating expenses
License fees	$1,165	$482	$4,038	$6,205
Research and development	37,462	28,955	7,574	74,157
Marketing, general and administrative expense	11,744	4,814	2,143	19,479
Remeasurement of Series C warrant liability	—	5,649	—	5,649

Total operating expenses	50,371	39,900	13,755	105,490

Loss from operations	(50,371)	(39,900)	(13,755)	(105,490)
Interest and other income	3,961	1,413	157	5,532

Net loss	(46,410)	(38,487)	(13,598)	(99,958)
Accretion of redeemable convertible preferred stock to redemption value	—	(86)	—	(86)

Net loss applicable to common stockholders	$(46,410)	$(38,573)	$(13,598)	$(100,044)

Basic and diluted net loss applicable to common stockholders per share	$(2.58)	$(33.30)	$(38.08)
Shares used to calculate net loss applicable to common stockholders per share	17,981	1,158	357

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2006
(in thousands, except per share amounts)

									Deficit
									Accumulated
									During	Accumulated
	Series C Redeemable						Additional	Deferred	the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—	$—
Issuance of Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	—	2,282	2,282	583	—	—	—	(1,463)	—	819
Issuance of Series A convertible preferred stock for cash at $1.00 per share in January	—	—	18	18	—	—	—	—	—	—	18
Issuance of Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	—	22,903
Issuance of common stock in April at $1.20 per share for license agreement	—	—	—	—	84	—	101	—	—	—	101
Common stock issued from exercise of stock options	—	—	—	—	56	—	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13	—	—	13
Expense related to consultant stock options	—	—	—	—	—	—	14	—	—	—	14
Net Loss	—	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$—	$230	$(98)	$(15,061)	$—	$10,274

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2006
(in thousands, except per share amounts)

									Deficit
									Accumulated
									During	Accumulated
	Series C Redeemable						Additional	Deferred	the	Other
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issuance of Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	—	(86)	—	—	—	(86)
Issuance of common stock in initial public offering at $11.00 per share in December 2005, net of issuance costs of $5,180	—	—	—	—	5,000	—	49,820	—	—	—	49,820
Conversion of convertible preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	2	89,487	—	—	—	64,286
Common stock issued from exercise of stock options	—	—	—	—	80	—	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037	—	—	1,037
Expense related to consultant stock options	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	—	—	—	18,045	2	150,803	(3,802)	(53,548)	—	93,455

Net loss	—	—	—	—	—	—	—	—	(46,410)	—	(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Elimination of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Share-based compensation related to employee stock options	—	—	—	—	—	—	4,959	—	—	—	4,959
Expense related to consultant stock options	—	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$2	$152,311	$—	$(99,958)	$2	$52,357

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

				Period from
				August 14,
				2003 (inception)
				through
	Year Ended December 31,			December 31,
	2006	2005	2004	2006

Cash flows from operating activities
Net loss	$(46,410)	$(38,487)	$(13,598)	$(99,958)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	106	50	26	182
Expense related to stock option issuance	5,117	1,174	27	6,318
Amortization of discount or premium on debt securities	(154)	—	—	(154)
Issuance of stock for license agreement	—	—	101	101
Remeasurement of Series C warrant	—	5,649	—	5,649
Loss on disposal of equipment	—	2	—	2
Changes in operating assets and liabilities
Other current assets	1,409	(1,534)	(384)	(515)
Other assets	17	98	(275)	(160)
Accounts payable	(6,151)	9,402	2,477	5,731
Accrued liabilities	492	69	684	1,343

Net cash used in operating activities	(45,574)	(23,577)	(10,942)	(81,461)

Cash flows from investing activities
Purchases of property and equipment	(179)	(143)	(116)	(447)
Purchases of short-term investments	(32,671)	(3,047)	—	(35,718)
Sales and maturities of short-term investments	6,743	—	—	6,743
Restricted cash deposit	(600)	—	—	(600)

Net cash used in investing activities	(26,707)	(3,190)	(116)	(30,022)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	49,820	—	49,820
Issuance of preferred stock, net of issuance costs	—	64,848	22,921	90,051
Exercise of stock options	146	182	67	395

Net cash provided from financing activities	146	114,850	22,988	140,266

Increase (Decrease) in cash and cash equivalents	(72,135)	88,083	11,930	28,783
Cash and cash equivalents at beginning of the period	100,918	12,835	905	—

Cash and cash equivalents at end of the period	$28,783	$100,918	$12,835	$28,783

Supplemental disclosure of noncash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$86	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$89,488	$—	$89,488

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Business

Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. The Company is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. Somaxon has completed its Phase 3 clinical program for its lead product candidate, SILENORtm (doxepin hydrochloride) for the treatment of insomnia. The Company expects to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for SILENORtm in the third quarter of 2007, assuming that its ongoing preclinical studies requested by the FDA proceed as currently scheduled.

The Company has also in-licensed two additional product candidates. The Company has completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company is evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. The Company is also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders.

Capital Resources

The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it prepares the NDA filing and seeks to commercialize SILENORtm, and to the extent it continues to engage in development activities for its other product candidates. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the financial condition and the ability to implement the Company’s business strategy, including conducting current development programs, commercializing products, and in-licensing other products.

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

Cash, Cash Equivalents and Investments

The Company invests its available cash balance in money market funds, United States government notes, and other investment grade debt securities that have strong credit ratings. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments are those with maturities at the date of purchase greater than three months and which mature in less than one year from the balance sheet date. These investments are classified as available-for-sale securities with their balance reported at fair value. Any unrealized holding gains or losses are recorded as a separate component of stockholders’ equity and included in comprehensive loss. The cost of debt securities is adjusted for the amortization to maturity of purchase premiums or discounts, with such amortization, along with dividends and interest, included in interest income as it is earned. See Note 2 for more information on our cash, cash equivalents, and investments.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Fair Value of Financial Instruments

The Company’s cash, cash equivalents, accounts payable, and accrued liabilities are carried at cost which approximates fair value due to the relative short-term maturities of these instruments. Investments are classified as available-for-sale securities with their balance reported at fair value. Changes in the fair value of our investments are included in comprehensive income (loss).

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income (Loss), requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on securities classified as available-for-sale. In the event an available-for-sale investment is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated using the straight-line method over the estimated useful life of the asset or the lease term for leasehold improvements, if shorter. Useful lives generally range from three years for computer equipment to five years for office furniture and equipment.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2006.

License Fees and Research and Development Expenses

Costs related to patents and the licensing or acquisition of intellectual property are expensed as incurred and included in license fees. These costs are expensed since the underlying technology associated with these expenditures relates to the Company’s research and development efforts and has no alternative future use.

Research and development costs are expensed as incurred and include costs associated with services provided by contract organizations for clinical trials, costs to treat the patients, and costs for clinical materials. Measurement of clinical trial expenses recorded in any given period requires judgment as invoices or other notification of actual costs may not exist as of the date of the financial statements, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. The Company’s principal vendors operate within terms of contracts which establish program costs and estimated timelines. The status of the Company’s programs is assessed in relation to the scope of work outlined in the contracts, and the related amount of expense is recognized accordingly. Estimates are adjusted to actual costs as they become known.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Prior to adopting SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS No. 123, Accounting for Stock-Based Compensation.  Under the intrinsic value method, deferred stock compensation was recognized in the statement of operations to the extent the price of the underlying common stock, as determined in the retrospective fair value analysis performed in conjunction with the Company’s initial public offering, exceeded the exercise price of the stock options at the date of grant. Pro-forma disclosure of stock based compensation under SFAS No. 123 was provided in the notes to the financial statements.

In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS No. 123(R), which the Company has applied in its adoption of SFAS No. 123(R) in determining its expected term for stock options of 6.25 years. The Company has two share-based payment plans: the stock option plan and employee stock purchase plan. SFAS No. 123(R) is applicable only to the Company’s stock option plan as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, under which prior period financial statements are not restated for the impact of SFAS No. 123(R). Stock options granted prior to the adoption of SFAS No. 123(R), but not yet fully vested at the time of adoption, are included in compensation expense based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123. SFAS No. 123(R) requires compensation expense to be reduced for an estimate of forfeitures such that expense is recognized for those stock options which ultimately vest. The Company’s pro-forma accounting under SFAS No. 123 also included an estimate for forfeitures; however the Company did not use an estimate of forfeitures when recognizing compensation expense in the statement of operations under APB 25. The cumulative effect of not using an estimate of forfeitures when recognizing compensation expense under APB 25 was immaterial and no cumulative effect from a change in accounting principle was recognized when the Company adopted SFAS No. 123(R).

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

The Company recognizes the calculated value of the portion of the awards that are ultimately expected to vest over the requisite service period, which is the vesting period for the Company’s stock options. Share-based compensation expense recognized under SFAS No. 123(R) for employees and directors for the year ended December 31, 2006 was $4,959,000, of which $980,000 was included in research and development expense and $3,979,000 was included in marketing, general and administrative expense. Pro-forma share-based compensation as determined under SFAS No. 123 for the year ended December 31, 2005 and 2004 was $1,341,000 and $38,000, respectively. See Note 6 for additional information.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

equivalents include convertible preferred stock, options, and warrants. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in basic and dilutive loss per share applicable to common stockholders to be equivalent.

The following table summarizes the Company’s EPS calculations.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Numerator:
Net loss	$(46,410)	$(38,487)	$(13,598)
Accretion of redeemable convertible preferred stock to redemption value	—	(86)	—

Net loss applicable to common stockholders	$(46,410)	$(38,573)	$(13,598)

Denominator:
Weighted average common shares	18,059	1,324	662
Weighted average unvested common shares subject to repurchase	(78)	(166)	(305)

Denominator for basic and diluted net loss per share	17,981	1,158	357

Basic and diluted net loss per share	$(2.58)	$(33.30)	$(38.08)

Weighted average anti-dilutive securities not included in net loss per share:
Weighted average convertible preferred shares outstanding	—	8,538	3,092
Weighted average stock options outstanding	2,320	762	168
Weighted average unvested common shares subject to repurchase	78	166	305

Total weighted average anti-dilutive securities not included in diluted net loss per share	2,398	9,466	3,565

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The Company adopted SFAS No. 123(R) on January 1, 2006, which requires stock option expense to be recognized in the statement of operations. Prior to adoption of SFAS No. 123(R), stock based compensation was recognized in the statement of operations using the intrinsic value method prescribed under APB 25 as allowed under SFAS No. 123. The pro-forma net loss disclosed pursuant to requirements under SFAS No. 123 approximated the net loss and net loss per share that would have resulted had the Company applied the provisions of SFAS No. 123(R) in prior periods. The following table provides the pro-forma net loss and pro-forma net loss per share disclosed under SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) to provide a comparison with the amounts recognized in the statements of operations upon adopting SFAS No. 123(R).

	Year Ended December 31,
	2005	2004
	(in thousands)

Net loss applicable to common stockholders as reported	$(38,573)	$(13,598)
Add: Share-based employee compensation expense included in net loss	1,037	13
Less: Share-based employee compensation expense using the fair value method	(1,340)	(38)

Pro-forma net loss applicable to common stockholders	$(38,876)	$(13,623)

Basic and diluted net loss applicable to common stockholders per share as reported	$(33.30)	$(38.08)
Pro-forma basic and diluted net loss applicable to common stockholders per share	$(33.56)	$(38.15)

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

Prior to the Company’s initial public offering which was completed in December 2005, the Company had 2,300,000 shares of Series A and 23,000,000 shares of Series B convertible preferred stock issued and outstanding, and 48,148,000 shares of Series C redeemable convertible preferred stock issued and outstanding. During the Company’s initial public offering, these shares were converted into 12,242,000 shares of common stock at a ratio of six shares of preferred stock into one share of common stock. No preferred shares were issued and outstanding at December 31, 2005 or December 31, 2006.

Series C Warrant

In conjunction with the Company’s Series C financing in June 2005, a financing instrument was issued which provided for the sale of additional shares of Series C redeemable convertible preferred stock at either the election of the Company or the election of the Series C investors. This warrant instrument provided for the issuance of shares which were potentially redeemable and therefore may ultimately have required cash settlement by the Company. In accordance with guidance provided in FASB Staff Position 150-5, Issuer’s Accounting under Statement 150 for

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, the fair value of each component of this instrument was determined at the time of grant, resulting in the recording of a net liability. A portion of the proceeds received in the Series C financing equal to the net fair value of the financing instrument were allocated to the instrument. In accordance with the guidance provided in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company periodically remeasured the fair value of this financing instrument with the resulting expense recorded in operating expenses.

In September 2005, the Company exercised its right and issued an additional 7,407,000 shares of Series C redeemable convertible preferred stock at $1.35 per share for gross proceeds of $10,000,000. Immediately prior to the exercise, the warrant instrument was remeasured to its fair value of $6,296,000. Upon exercise, the warrant instrument net liability was extinguished with its value charged to additional paid-in capital. See Note 5 for additional information.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income (see Note 7).

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 defines the criterion an uncertain tax benefit position must meet for it to be recognized. Additionally, FIN 48 provides guidance on measurement of the amount to be recognized or derecognized, treatment of interest and penalties, and balance sheet classification and disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006 and will first be effective for the Company for the year beginning January 1, 2007. The Company is in the process of analyzing the effects of this pronouncement. Since the Company has a full valuation allowance against its deferred tax assets, no net effect on the deferred tax balances is expected; however, changes in the value of the components of the deferred tax assets may result from the adoption of FIN 48.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Note 2.  Composition of Certain Balance Sheet Items

Cash, Cash Equivalents, and Short-term Investments

Cash, cash equivalents, and short-term investments consisted of the following at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)

Cash and money market funds	$7,947	$—	$—	$7,947
Commercial paper and corporate notes	38,283	8	—	38,291
United States government agency notes	11,682	—	(6)	11,676

Total cash, cash equivalents and investments	$57,912	$8	$(6)	$57,914

Cash, cash equivalents, and short-term investments consisted of the following at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)

Cash and money market funds	$92	$—	$—	$92
Commercial paper and corporate notes	94,836	—	—	94,836
United States government agency notes	9,037	—	—	9,037

Total cash, cash equivalents and investments	$103,965	$—	$—	$103,965

There were no realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2006 and 2005. At December 31, 2006, the Company also had a $600,000 restricted cash balance for a deposit on the Company’s office space (see Note 4). This restricted cash is invested in certificates of deposit. All fixed income securities mature within one year of December 31, 2006, with the exception of a $750,000 United States government agency note which matures within two years of December 31, 2006. The market value of the company’s fixed income securities approximated the amortized cost.

Other Current Assets

Other current assets consisted of the following:

	December 31,
	2006	2005
	(in thousands)

Deposits	$142	$768
Investment interest receivable	190	—
Prepaid clinical research fees	21	952
Prepaid insurance	58	73
Other current assets	104	131

Total other current assets	$515	$1,924

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(in thousands)

Office furniture and equipment	$213	$169
Computer equipment	232	97

Property and equipment, at cost	445	266
Less: accumulated depreciation	(182)	(76)

Property and equipment, net	$263	$190

Depreciation expense was $106,000, $50,000, and $26,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(in thousands)

Accrued license fees	$139	$139
Accrued compensation and benefits	1,182	611
Refundable proceeds from unvested exercised stock options	22	69
Other accrued liabilities	21	100

Total accrued liabilities	$1,364	$919

Note 3.	License Agreements

Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various in-license agreements are $9,750,000 for milestone and license payments. The Company is also obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11,325,000 upon achieving certain product development events, the majority of which pertains to nalmefene. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, a significant amount of the $11,325,000 of milestones would not be paid. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the in-licensed technologies are used in various treatments.

SILENORtm

In August 2003 and as amended in October 2003 and September 2006, the Company entered into an exclusive worldwide in-license agreement with ProCom One, Inc. (“ProCom”) to develop and commercialize SILENORtm (doxepin hydrochloride) for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur in 2020. The license agreement is cancelable at any time by the Company with 30 days’ notice if the Company believes that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings.

The in-license agreement required the Company to issue shares of the Company’s common stock in conjunction with the Series A convertible preferred stock issuance, and in April 2004, the Company issued 84,000 shares to ProCom and recorded licensing expense for the fair value of the stock of $101,000. Under the in-license agreement, the Company paid $500,000 in January 2005 and an additional $500,000 in December 2006 upon completing certain milestones. Future milestones are payable upon achieving various other clinical and regulatory events, and the Company is obligated to pay a royalty on worldwide net sales of the licensed products. The Company has the right to grant sublicenses to third parties.

Nalmefene

In November 2004, the Company entered into an agreement with BioTie Therapies Corp. (“BioTie”) for the license of oral nalmefene hydrochloride for the treatment of impulse control disorders and substance abuse disorders. The term of the license extends through the expiration of the licensed rights which is expected to occur in 2017. The Company may cancel the agreement with 30 days’ written notice if the product poses an unacceptable safety risk for patients or fails to achieve efficacy in clinical development. Either party may cancel the agreement with 60 days’ written notice upon material breach of the agreement and failure to cure such breach, or if either party becomes insolvent or is adjudged bankrupt.

The Company paid BioTie $3,200,000 during 2004 for rights under the in-licensing agreement. Future milestones are payable upon achievement of various clinical or regulatory events and the Company is obligated to pay BioTie a royalty on net sales of licensed products. The Company has the right to grant sublicenses to third parties and is required to pay BioTie part of any sublicense revenue received.

During 2005, the Company entered into a license agreement with the University of Miami for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence. The term of the license extends generally through the expiration of the patent, which is expected to occur in 2016, and potentially longer under certain circumstances. The agreement is cancelable by the Company at any time with 60 days’ written notice. The University of Miami may terminate the agreement upon a material breach of the agreement, provision of a false report, or the insolvency or certain bankruptcy proceedings against the Company. The Company made immaterial payments to the University of Miami during 2005 and 2006, and is obligated to make immaterial future annual payments pursuant to the terms of the license agreement. The Company is required to pay a royalty on net sales in the United States on the licensed product, subject to credits for prior annual payments already made.

In July 2006, the Company received the results from its exploratory trial evaluating nalmefene for smoking cessation which showed positive results. In December 2006, the Company received the results from its Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling which did not show a statistically significant improvement compared to placebo. The Company is assessing the results from this clinical trial as well as the results from the pilot Phase 2 clinical trial evaluating nalmefene for smoking cessation before making determinations regarding the future of the nalmefene program.

Acamprosate

In September 2004, the Company in-licensed the exclusive worldwide rights from Synchroneuron, LLC (“Synchroneuron”) to certain patents to develop, manufacture, and market acamprosate for movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. The term of the license extends through the expiration of the last patent which is expected to occur in 2018. The agreement is cancelable by the Company at any time with 30 days’ written notice. Synchroneuron may terminate the agreement upon 30 days’ written notice to the

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Company of a material breach of the contract, including failure to pay a quarterly license payment, subject to certain cure periods, or immediately upon written notice as to insolvency or certain bankruptcy proceedings.

As consideration for the license, the Company paid Synchroneuron an upfront license fee of $100,000 during 2004 and is obligated to make future quarterly license payments increasing to a maximum of $250,000 per quarter. In addition, the Company may be required to issue up to 83,000 shares of the Company’s common stock subject to achieving certain milestones. The Company is obligated pay a royalty on net sales of the licensed product, subject to credits for the initial license fee and prior quarterly license payments already made. Somaxon has the right to grant sublicenses to third parties and is required to pay to Synchroneuron part of any sublicense revenue received.

In April 2005, the Company entered into an agreement for the reformulation of acamprosate. The agreement defines various development stages and the related fees for the reformulation and is cancelable at any time by either party. The Company paid $305,000 and $275,000 pursuant to this agreement for the years ended December 31, 2006 and 2005, respectively.

Note 4.  Commitments

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

The Company has also contracted with various clinical research organizations (“CROs”), drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of the NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

In June 2006, the Company entered into a sublease agreement to rent approximately 25,700 square feet of office space for its corporate headquarters. The sublease expires in February 2013 and the Company is obligated to make base monthly lease payments of $80,000 for the first year, increasing each year to a maximum of $95,000 per month in the last year of the sublease, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease also terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $750,000 if the termination occurs in the first year, $500,000 if the termination occurs in the second year, and $350,000 thereafter.

The Company was obligated to make lease payments of $9,700 per month under its lease for its previous facility through the lease term which ended in January 2007. The Company has an outstanding deposit of $8,000 relating to this facility which is expected to be returned to the Company upon expiration of the lease. The Company

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

is also obligated under various operating leases for office equipment. Rent expense was $716,000, $166,000, and $102,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, the future minimum lease payments for the years then ended are as follows (in thousands):

2007	$988
2008	1,006
2009	1,029
2010	1,060
2011	1,092
Thereafter	1,315

Total	$6,490

Note 5.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

Since inception, the Company has issued Series A and Series B convertible preferred stock, and Series C redeemable convertible preferred stock. During the Company’s initial public offering (“IPO”), in December 2005, all of the Company’s preferred shares were converted into common shares at a ratio of six shares of preferred stock into one share of common stock, resulting in the conversion of all the Company’s preferred shares into 12,242,000 shares of common stock. Effective with the IPO, 10,000,000 shares of preferred stock were authorized, none of which were issued and outstanding at December 31, 2006.

Series A and Series B Convertible Preferred Stock

From inception in August 2003 through January 2004, the Company issued 2,300,000 shares of Series A convertible preferred stock at $1.00 per share for cash proceeds of $2,300,000. From April 2004 through June 2004, the Company issued 23,000,000 shares of Series B convertible preferred stock at $1.00 per share for total cash proceeds of $23,000,000 and net proceeds of $22,903,000 after deducting issuance costs of $97,000.

Series C Redeemable Convertible Preferred Stock and Related Warrant

In June 2005, the Company issued 40,741,000 shares of Series C redeemable convertible preferred stock at $1.35 per share for gross proceeds of $55,000,000 and net proceeds of $54,848,000 after deducting offering costs of $152,000. In conjunction with this financing, a warrant instrument (the “Warrant”) was issued which provided for the sale of an additional $10,000,000 of redeemable convertible preferred stock. The Warrant was exercisable by either the Company at $1.35 per share (the “Company Option”) or by the majority of the Series C preferred stockholders (the “Investor Option”) at $1.45 per share.

The Warrant instrument was considered a liability in accordance with guidance provided in FASB Staff Position 150-5, Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable because the Warrant provided for the issuance of redeemable preferred stock which may have ultimately required cash settlement by the Company. The liability related to the warrant instrument was recorded in an amount equal to the difference between the fair value of the Investor Option and the fair value of the Company’s Option, both of which were determined using the Black-Scholes valuation model. The proceeds from the Series C financing were allocated first to the fair value of the net Warrant liability instrument of $648,000 with the remainder to the Series C redeemable convertible preferred stock. The net Warrant liability was periodically remeasured to its fair value through time it was exercised in accordance with the terms of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, with the change in value recorded in operating expense.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

In September 2005, the Company exercised the Warrant and 7,407,000 shares of Series C redeemable convertible preferred stock were issued at $1.35 per share for total proceeds of $10,000,000. Immediately prior to exercise the Warrant was remeasured to its fair value of $6,297,000, resulting in the recognition of $5,649,000 of expense. Upon exercise, the Warrant liability was eliminated with the contribution recognized as a component of additional paid-in capital.

The redemption provision of the Series C redeemable convertible preferred stock provided that after June 1, 2010, upon the request of a majority of the holders, the Company was obligated to redeem the outstanding shares of the Series C preferred stock. Because the redemption features were not in effect during the periods prior to the conversion of the Series C preferred stock into common stock, the Series C preferred stock was considered contingently redeemable and therefore not classified as a liability in accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The redemption price was equal to the original issuance price of $1.35 per share, plus any declared but unpaid dividends. The Company was not obligated to declare a dividend and dividends were not cumulative. Per share prices were subject to adjustment for stock splits or similar equity recapitalizations, and no sinking fund was required for the redemption.

The Company increased the carrying amount of the Series C redeemable convertible preferred stock through periodic accretions so that the carrying amount would equal the minimum redemption value at the earliest possible redemption date. The accretion charges were recorded to additional paid-in capital because the Company did not have retained earnings, but rather had an accumulated deficit. Accretion charges increased the net loss applicable to common stock holders in the calculation of basic and diluted net loss per share. At the time of conversion into shares of common stock at the time of the IPO, $86,000 of accretion charges were incurred.

Common Stock

In August 2003, in conjunction with the founding of the Company, 583,000 shares of common stock were issued to the founders (“Founder’s Stock”) at a price of $0.0006 per share for total proceeds of $350. A portion of the founder shares vest over periods between two and four years and the Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. Any unvested shares immediately vest in the event of termination for reasons other than cause, and vesting accelerates in the event of a merger, sale, or other change in control of the Company. There were 21,000, and 83,000 shares of unvested Founder’s Stock at December 31, 2006 and 2005, respectively.

On December 20, 2005, the Company completed its initial public offering (“IPO”) which resulted in the issuance of 5,000,000 shares of common stock at a price of $11 per share for gross proceeds of $55,000,000 and net proceeds of $49,820,000 after deducting costs related to the offering of $5,180,000.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

There were a total of 100,000,000 shares of common stock authorized at December 31, 2006 and 2005. The following table summarizes the number of shares of the Company’s common stock reserved for future issuance:

	December 31,
	2006	2005
	(in thousands)

Shares of common stock authorized	100,000	100,000
Shares of common stock issued and outstanding	18,082	18,045
Stock options outstanding	2,411	1,403
Shares authorized for future issuance under stock option plans	665	1,710
Shares authorized for future issuance under employee stock ownership plan	300	300

Total common and potential common shares	21,458	21,458

Common stock reserved for future issuance	78,542	78,542

Note 6.	Share-based compensation

Employee Stock Purchase Plan

On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company has initially reserved 300,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance increases on the first day of each year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As of December 31, 2006, no shares were issued under the ESPP.

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

In November 2005, the stockholders approved the 2005 Plan. As of December 31, 2005 and 2006, 2,000,000 shares of common stock were reserved for issuance under the 2005 Plan, plus an additional 25,000 shares from stock options which were available for issuance under the 2004 Plan. The number of shares available for issuance under the 2005 Plan increases on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.

The Company’s stock options generally vest over a period of between one and four years and have a ten year term. Certain of the stock options were exercised in advance of becoming vested. In the event of termination or separation from the Company, any unvested shares that were obtained are subject to repurchase by the Company at the original exercise price. The Company recognized a liability for the proceeds received from the exercise of unvested options of $22,000 and $69,000 at December 31, 2006 and 2005, respectively. No unvested shares have been repurchased by the Company as of December 31, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted Average
		Weighted Average	Grant Date
		Exercise Price per	Calculated Value
	Shares	Share	per Share

Outstanding at December 31, 2003	—	$—
Granted during 2004	316	1.20	$1.08
Exercised during 2004	(56)	1.20

Outstanding at December 31, 2004	260	$1.20

Granted during 2005	1,209	$5.13	$6.60
Exercised during 2005	(76)	2.32
Forfeited during 2005:	(27)	1.20

Outstanding at December 31, 2005	1,366	$4.62

Granted during 2006	1,073	$12.68	$9.07
Exercised during 2006	(37)	3.94
Forfeited during 2006	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

The intrinsic value of stock options at the date of exercise is the difference between the fair value of the stock at the date of exercise and the exercise price. During 2006, employees and directors exercised 37,000 stock options with an intrinsic value of $359,000, during 2005, they exercised 76,000 stock options with an estimated intrinsic value of $648,000, and during 2004, they exercised 56,000 options with an estimated intrinsic value of $61,000. An estimate for intrinsic value is used for stock options exercised during the year ended December 31, 2005 and 2004 because prior to the Company’s IPO in December 2005, the Company’s underlying common stock was not freely traded on a stock exchange. Accordingly, the Company estimated the fair value of its underlying common stock through a retrospective analysis of the stock price performed in conjunction with the IPO. The intrinsic value of employee and director stock options outstanding at December 31, 2006, based on a closing stock price of $14.19 per share, was $15,122,000.

At December 31, 2006, of the 2,374,000 employee and director options outstanding, 670,000 were vested and 1,704,000 were unvested. The weighted average remaining vesting term was 2.3 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $12,631,000. The intrinsic value of exercisable stock options based on a closing stock price at December 31, 2006 of $14.19 per share was $5,951,000.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The calculated value of employee stock options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004

Risk free interest rate	4.31% to 5.10%	3.96% to 4.39%	3.75% to 4.35%
Expected term	6.25 years	6 years	6 years
Expected volatility	76% to 85%	58% to 64%	66% to 68%
Weighted average volatility	78%	61%	61%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$10.35 to $19.74	$4.68 to $13.62	$1.20 to $2.10

The following table summarizes the Company’s activity for stock options granted to consultants (in thousands, except per share amounts).

		Weighted
		Average
		Exercise Price
	Shares	per Share

Outstanding at December 31, 2003	—	$—
Granted during 2004	16	1.20

Outstanding at December 31, 2004	16	$1.20

Granted during 2005	27	$10.34
Exercised during 2005	(4)	1.20
Forfeited during 2005	(2)	1.20

Outstanding at December 31, 2005	37	$7.90

Granted during 2006	—	$—
Exercised during 2006	—	—

Outstanding at December 31, 2006	37	$7.90

At December 31, 2006, of the 37,000 consultant stock options outstanding, 29,000 were vested and 8,000 were unvested. In accordance with EITF Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Expense recognized for stock options granted to consultants was $158,000, $137,000, and $14,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Stock option expense for consultants is included within research and development expense. There were no grants, exercises, or forfeitures of stock options for consultants during the year ended December 31, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

A summary of all stock options outstanding at December 31, 2005 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Exercise		Average	Exercise
Exercise Price	Number	Remaining Life	Price	Number	Remaining Life	Price

$1.20	230	8.5 Years	$1.20	97	8.5 Years	$1.20
$2.40	174	9.2 Years	2.40	43	9.2 Years	2.40
$3.00	644	9.6 Years	3.00	31	9.6 Years	3.00
$8.40	7	9.7 Years	8.40	—	9.7 Years	8.40
$11.00 to $13.62	348	10.0 Years	11.25	14	10.0 Years	12.02

Total stock options outstanding	1,403	9.4 Years	$4.71	185	9.4 Years	$2.62

A summary of all stock options outstanding at December 31, 2006 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Exercise		Average	Exercise
Exercise Price	Number	Remaining Life	Price	Number	Remaining Life	Price

$1.20	224	7.5 Years	$1.20	148	7.5 Years	$1.20
$2.40	159	8.2 Years	2.40	88	8.2 Years	2.40
$3.00	635	8.6 Years	3.00	257	8.6 Years	3.00
$8.40 to $10.99	709	9.0 Years	10.58	3	8.8 Years	8.70
$11.00 to $13.99	313	8.9 Years	11.28	119	8.9 Years	11.48
$14.00 to $15.99	205	9.5 Years	15.23	85	9.4 Years	15.32
$16.00 to $19.74	166	9.3 Years	18.34	—	9.3 Years	18.34

Total stock options outstanding	2,411	8.8 Years	$8.20	700	8.5 Years	$5.51

Shares Available for Future Grant

The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock
	Options	ESPP
	(in thousands)

Shares available for issuance at December 31, 2004	85	—
Increase in authorized shares	2,833	300
Grants and issuances	(1,236)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Note 7.	Income taxes

The Company has incurred losses since inception, therefore no current income tax provision or benefit has been recorded. Significant components of the Company’s net deferred tax assets are shown in the table below.

	December 31,
	2006	2005
	(in thousands)

Deferred Tax Assets:
Net operating loss carryforwards	$32,411	$16,363
Research and development credits	3,799	2,529
Capitalized research and development	2,085	1,891
Non-cash compensation expense	1,471	161
Other, net	481	245

Total deferred tax assets	40,247	21,189
Valuation allowance	(40,247)	(21,189)

Net deferred tax assets	$—	$—

At December 31, 2006, the Company had federal and state net operating loss carryforwards of $81,852,000 and $80,325,000, respectively (the deferred tax assets presented in the table above are tax rate affected). Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively. The Company has federal and state research and development tax credit carryforwards of $3,021,000 and $1,179,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (the “IRC”), annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that an ownership change occurred as of June 30, 2005 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances performed to finance the Company’s development activities. Such ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $284,000 of the Company’s state net operating loss carryforwards were effectively eliminated under Section 382. An additional $18,291,000 and $17,335,000 of the Company’s federal and state net operating loss carryforwards, respectively, and $922,000 of the Company’s federal research and development credits, were restricted. The Company estimates that approximately $2,800,000 of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1,000,000 thereafter.

Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are not subject to limitations. At December 31, 2006, the Company had federal and state net operating loss carryforwards that were generated after the ownership change and therefore not limited of approximately $63,561,000 and $62,990,000, respectively. The Company also had federal research and development credits generated after the ownership change and therefore not limited of approximately $2,133,000. These net operating loss and credit carryforwards could be subject to future limitations if additional ownership changes occur.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Federal income taxes at 34%	$(15,779)	$(13,085)	$(4,623)
State income taxes, net of federal benefit	(2,347)	(2,605)	(773)
Research and development credits	(1,490)	(1,200)	(507)
Share-based compensation expense	578	191	—
Remeasurement of Series C warrant expense	—	1,921	—
Tax effect of non-deductible expenses and credits	(20)	70	4
Increase in valuation allowance	19,058	14,708	5,899

Provision for income taxes	$—	$—	$—

Note 8.	Related Party Transactions

The Company in-licenses certain technologies from ProCom One (“ProCom”) which, as part of the in-license agreement, grants to ProCom the right to designate one member of the Company’s Board of Directors. The in-license agreement also provides a consulting arrangement for two ProCom affiliates under which the Company paid a total of $255,000, $215,000, and $200,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Two individuals from ProCom have an aggregate of 105,000 stock options outstanding at December 31, 2006 with a weighted average exercise price of $10.73. At December 31, 2005, they had 90,000 stock options outstanding with a weighted average exercise price of $9.96 per share. No stock options have been exercised by the two affiliates as of December 31, 2006. See Note 3 for further information regarding the license agreement with ProCom.

The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $616,000, $762,000, and $316,000 for the years ended December 31, 2006, 2005, and 2004, respectively, for legal services rendered by the Company’s outside legal counsel.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Note 9.	Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for 2006 and 2005. The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly compared to an annual basis.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

2006:
Loss from operations	$(14,648)	$(15,781)	$(10,799)	$(9,143)	$(50,371)
Net loss	(13,541)	(14,730)	(9,834)	(8,305)	(46,410)
Net loss applicable to common stockholders	(13,541)	(14,730)	(9,834)	(8,305)	(46,410)
Basic and diluted net loss applicable to common stockholders per share	$(0.75)	$(0.82)	$(0.55)	$(0.46)	$(2.58)
2005:
Loss from operations	$(3,048)	$(8,090)	$(15,488)	$(13,274)	$(39,900)
Net loss	(2,989)	(7,917)	(14,968)	(12,613)	(38,487)
Net loss applicable to common stockholders	(2,989)	(7,931)	(15,007)	(12,646)	(38,573)
Basic and diluted net loss applicable to common stockholders per share	$(5.85)	$(13.77)	$(24.59)	$(4.33)	$(33.30)