Form 10-Q
period 2007-03-31
Somaxon Pharmaceuticals, Inc.
filed 2007-05-10
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 1, 2007 was 18,170,117.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$26,575	$28,783
Short-term investments	22,796	29,131
Other current assets	1,013	515

Total current assets	50,384	58,429
Long-term restricted cash	600	600
Property and equipment, net	245	263
Other assets	160	160

Total assets	$51,389	$59,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,323	$5,731
Accrued liabilities	836	1,364

Total current liabilities	4,159	7,095

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000 shares authorized; 18,116 and 18,082 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	154,056	152,311
Deficit accumulated during the development stage	(106,832)	(99,958)
Accumulated other comprehensive loss	4	2

Total stockholders’ equity	47,230	52,357

Total liabilities and stockholders’ equity	$51,389	$59,452

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

			Period from
			August 14, 2003
			(inception)
	Three months ended March 31,		through
	2007	2006	March 31, 2007
Operating expenses
License fees	$154	$154	$6,359
Research and development	3,754	12,294	77,911
Marketing, general and administrative expense	3,664	2,200	23,143
Remeasurement of Series C warrant liability	—	—	5,649

Total operating expenses	7,572	14,648	113,062

Loss from operations	(7,572)	(14,648)	(113,062)
Interest and other income	698	1,107	6,230

Net loss	(6,874)	(13,541)	(106,832)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)

Net loss applicable to common stockholders	$(6,874)	$(13,541)	$(106,918)

Basic and diluted net loss per share	$(0.38)	$(0.75)
Shares used to calculate net loss per share	18,079	17,936
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2007 (unaudited)
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred				Additional	Deferred	During the	Other
	Stock		Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	—	2,282	2,282	583	—	—	—	(1,463)	—	819
Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	—	18	18	—	—	—	—	—	—	18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	—	101	—	—	—	101
Common stock issued from exercise of stock options	—	—	—	—	56	—	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13	—	—	13
Consultant stock option expense	—	—	—	—	—	—	14	—	—	—	14
Net Loss	—	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	—	25,300	25,203	723	—	230	(98)	(15,061)	—	10,274
Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	64,848	—	—	—	—	—	—	—	—	—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering at $11.00 per share in December, net of issuance costs of $5,180	—	—	—	—	5,000	—	49,820	—	—	—	49,820
Conversion of convertible preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	2	89,487	—	—	—	64,286

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2007 (unaudited)
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred				Additional	Deferred	During the	Other
	Stock		Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Common stock issued from exercise of stock options	—	—	—	—	80	—	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037	—	—	1,037
Consultant stock option expense	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$2	$150,803	$(3,802)	$(53,548)	$—	$93,455

Net loss	—	—	—	—	—	—	—	—	(46,410)	—	(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Share-based compensation from employee stock options	—	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$2	$152,311	$—	$(99,958)	$2	$52,357

Net loss	—	—	—	—	—	—	—	—	(6,874)	—	(6,874)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(6,872)
Exercise of stock options	—	—	—	—	34	—	164	—	—	—	164
Share-based compensation related to employee stock options	—	—	—	—	—	—	1,551	—	—	—	1,551
Consultant stock option expense	—	—	—	—	—	—	26	—	—	—	26
Vesting of early exercised stock options	—	—	—	—	—	—	4	—	—	—	4

Balance at March 31, 2007	—	$—	—	$—	18,116	$2	$154,056	$—	$(106,832)	$4	$47,230

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from
			August 14, 2003
			(inception)
	Three Months Ended March 31,		through
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss	$(6,874)	$(13,541)	$(106,832)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31	20	213
Expense related to stock option issuance	1,577	902	7,895
Amortization of discount or premium on debt securities	11	—	(143)
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	1	—	3
Changes in operating assets and liabilities
Other current assets	(498)	52	(1,013)
Other assets	—	—	(160)
Accounts payable	(2,408)	2,527	3,323
Accrued liabilities	(524)	(221)	819

Net cash used in operating activities	(8,684)	(10,261)	(90,145)

Cash flows from investing activities
Purchases of property and equipment	(14)	(24)	(461)
Purchases of short-term investments	(9,851)	(7,552)	(45,569)
Sales and maturities of short-term investments	16,177	62	22,920
Restricted cash deposit	—	—	(600)

Net cash provided from (used in) investing activities	6,312	(7,514)	(23,710)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Exercise of stock options	164	—	559

Net cash provided from financing activities	164	—	140,430

Increase (Decrease) in cash and cash equivalents	(2,208)	(17,775)	26,575
Cash and cash equivalents at beginning of the period	28,783	100,918	—

Cash and cash equivalents at end of the period	$26,575	$83,143	$26,575

Supplemental disclosure of noncash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,488
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. The Company is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. Somaxon has completed its Phase 3 clinical program for its lead product candidate, SILENOR™ (doxepin hydrochloride) for the treatment of insomnia. The Company is working on its New Drug Application, or NDA, for SILENOR™.
     The Company has in-licensed two product candidates in addition to SILENOR™. The Company has completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company is evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. The Company is also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders.
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it prepares the NDA filing for SILENOR™ and seeks its commercialization, and to the extent it continues to engage in development activities for its other product candidates. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the financial condition and the ability to implement the Company’s business strategy, including conducting current development programs, commercializing products, and in-licensing other products.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. All such adjustments are of a normal and recurring nature.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2006.
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
Recent Accounting Pronouncements
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
Net Loss per Share
     Net loss applicable to common stockholders per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Basic EPS excludes the effects of common stock equivalents. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents using the treasury-stock method to the extent they are dilutive. Common stock equivalents include stock options. The Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect, resulting in basic and dilutive loss per share applicable to common stockholders being equivalent.
     The following table summarizes the Company’s EPS calculations.

	Three months ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(6,874)	$(13,541)

Denominator:
Weighted average common shares	18,105	18,046
Weighted average unvested common shares subject to repurchase	(26)	(110)

Denominator for basic and diluted net loss per share	18,079	17,936

Basic and diluted net loss per share	$(0.38)	$(0.75)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	2,697	2,128
Weighted average unvested common shares subject to repurchase	26	110

Total weighted average anti-dilutive securities not included in diluted net loss per share	2,723	2,238

Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $635,000 reduction in gross deferred tax assets, offset by an equal reduction in the deferred tax asset valuation allowance. None of the amount included in the balance of unrecognized tax benefits at January 1, 2007 would affect the effective tax rate if recognized because the Company’s deferred tax assets are fully reserved. Included in the balance of unrecognized tax benefits at January 1, 2007, are $635,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. There was no change in the unrecognized tax benefits as of March 31, 2007.
     The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of March 31, 2007.
     The Company is subject to taxation in the United States and California. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research and development credits.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Short-term Investments
     Cash, cash equivalents, and short-term investments consisted of the following at March 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$8,136	$—	$—	$8,136
Commercial paper and corporate notes	35,297	5	—	35,302
United States government agency notes	5,934	—	(1)	5,933

Total cash, cash equivalents and investments	$49,367	$5	$(1)	$49,371

     Cash, cash equivalents, and short-term investments consisted of the following at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$7,947	$—	$—	$7,947
Commercial paper and corporate notes	38,283	8	—	38,291
United States government agency notes	11,682	—	(6)	11,676

Total cash, cash equivalents and investments	$57,912	$8	$(6)	$57,914

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2007 and for the year ended December 31, 2006. At March 31, 2007, and December 31, 2006, the Company also had a $600,000 restricted cash balance for a deposit on the Company’s office space (see Note 4). This restricted cash is invested in certificates of deposit. All fixed income securities mature within one year of March 31, 2007.
Other Current Assets
     Other current assets consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Investment interest receivable	$101	$190
Prepaid insurance	653	58
Other current assets	259	267

Total other current assets	$1,013	$515

Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Office furniture and equipment	$227	$213
Computer equipment	231	232

Property and equipment, at cost	458	445
Less: accumulated depreciation	(213)	(182)

Property and equipment, net	$245	$263

     Depreciation expense was $31,000 and $20,000 for the three month periods ended March 31, 2007 and 2006, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Accrued license fees	$127	$139
Accrued compensation and benefits	660	1,182
Other accrued liabilities	49	43

Total accrued liabilities	$836	$1,364

Note 3. Share-based compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS No. 123(R) is potentially applicable to the Company’s stock options and employee stock purchase plan; however, it is applicable only to the Company’s stock options because the Company’s employee stock purchase plan is non-compensatory under the terms of SFAS No. 123(R).
     Stock-based compensation expense for employees and directors for the three months ended March 31, 2007 was $1,551,000 of which $362,000 was included in research and development expense and $1,189,000 was included in marketing, general and administrative expense. Stock-based compensation expense for employees and directors for the three months ended March 31, 2006 was $867,000 of which $183,000 was included in research and development expense and $684,000 was included in marketing, general and administrative expense.
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. As of March 31, 2007, 481,000 shares of common stock were reserved for issuance under the ESPP. The ESPP contains an “evergreen provision” that allows for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 181,000 additional shares were reserved for issuance beginning January 1, 2007. As of March 31, 2007, no shares were issued under the ESPP.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued upon adopting the 2005 Equity Incentive Award Plan (the “2005 Plan”) . These 25,000 available shares transferred into the 2,000,000 initially available shares for issuance under the 2005 Plan for a total number of available shares at the adoption of the 2005 Plan of 2,025,000 shares. No additional options will be granted under the 2004 Plan and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Plan.
     As of March 31, 2007, 2,929,000 shares of common stock were reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 904,000 additional shares were reserved for issuance beginning January 1, 2007.
     The Company’s stock options generally vest over a four year term for employees and a period of one to three years for members of the Company’s board of directors. Certain of the stock options were exercised in advance of becoming vested. Unvested shares obtained from the early exercise of stock options are subject to repurchase by the Company at the original exercise price in the event of termination or separation. The Company recognized a liability for the proceeds received from the exercise of unvested options of $18,000 and $22,000 at March 31, 2007 and December 31, 2006, respectively. No unvested shares have been repurchased by the Company as of March 31, 2007.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2005	1,366	$4.62

Stock options granted during 2006	1,073	12.68	$9.07
Stock options exercised during 2006	(37)	3.94
Stock options forfeited during 2006	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

Stock options granted year-to-date 2007	775	12.14	$8.61
Stock options exercised year-to-date 2007	(31)	5.23
Stock options forfeited year-to-date 2007	(27)	7.84

Outstanding at March 31, 2007	3,091	$9.22

     The intrinsic value of exercised stock options is the difference between the fair value of the stock at the date of exercise and the exercise price. During the three month period ended March 31, 2007, employees exercised 31,000 stock options with an intrinsic value of $243,000. There were no stock options exercised during the three month period ended March 31, 2006.
     At March 31, 2007, of the 3,091,000 employee and director stock options outstanding, 995,000 were vested and 2,096,000 were unvested. The weighted average remaining vesting term was 2.6 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $16,169,000. The intrinsic value of employee and director stock options outstanding at March 31, 2007, based on a closing stock price of $12.20 per share, was $11,058,000, and the intrinsic value of exercisable stock options was $5,551,000.
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2007	2006
Risk free interest rate	4.46% to 4.82%	4.31% to 4.82%
Expected term	6.25 years	6.25 years
Expected volatility	76% to 79%	76% to 78%
Weighted average volatility	77%	76%
Expected dividend yield	0%	0%
Fair value of underlying stock	$11.78 to $14.40	$10.60 to $19.00

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for stock options granted to consultants (in thousands, except per share amounts).

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	37	$7.90

Stock options granted during 2006	—	—
Stock options exercised during 2006	—	—

Outstanding at December 31, 2006	37	$7.90

Stock options granted year-to-date 2007	—	—
Stock options exercised year-to-date 2007	(3)	1.20

Outstanding at March 31, 2007	34	$8.56

     At March 31, 2007, of the 34,000 consultant stock options outstanding, 29,000 were vested and 5,000 were unvested. In accordance with Emerging Issues Task Force (“EITF”) Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Stock options granted to consultants resulted in expense of $26,000 and $35,000 for the three month periods ended March 31, 2007 and 2006, respectively. Stock option expense for consultants is included within research and development expense.
     A summary of all stock options outstanding at December 31, 2006 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	1,018	8.3 Years	$2.51	493	8.2 Years	$2.35
$8.40 to $10.99	709	9.0 Years	10.58	3	8.8 Years	8.70
$11.00 to $13.99	313	8.9 Years	11.28	119	8.9 Years	11.48
$14.00 to $15.99	205	9.5 Years	15.23	85	9.4 Years	15.32
$16.00 to $19.74	166	9.3 Years	18.34	—	9.3 Years	18.34

Total stock options outstanding	2,411	8.8 Years	$8.20	700	8.5 Years	$5.51

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at March 31, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	985	8.0 Years	$2.52	537	7.9 Years	$2.36
$8.40 to $10.99	681	8.8 Years	10.58	210	8.8 Years	10.57
$11.00 to $13.99	1,051	9.6 Years	11.81	147	8.7 Years	11.46
$14.00 to $15.99	242	9.3 Years	15.11	121	9.2 Years	15.32
$16.00 to $19.74	166	9.1 Years	18.34	16	9.0 Years	16.94

Total stock options outstanding	3,125	8.9 Years	$9.21	1,031	8.4 Years	$7.08

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
	(in thousands)
Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(775)	—
Forfeitures	27	—

Shares available for issuance at March 31, 2007	821	481

Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various in-license agreements are $9,585,000 for milestone and license payments. The Company is also obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11,325,000 upon achieving certain product development events, the majority of which pertains to nalmefene. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, a significant amount of the $11,325,000 of milestones would not be paid. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the in-licensed technologies are used in various treatments.
     The Company has contracted with various clinical research organizations (“CROs”), drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of the NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     The Company subleases approximately 25,700 square feet of office space for its corporate headquarters. The sublease expires in February 2013 and the Company is obligated to make base lease payments of $80,000 per month

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
through June 30, 2007, increasing each year on July 1 to a maximum of $95,000 per month in the last year of the sublease, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related liability recorded for the cumulative difference between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease also terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $750,000 if the termination occurs prior to June 30, 2007, $500,000 if the termination occurs between July 1, 2007 and June 30, 2008, and $350,000 after June 30, 2008.
     The Company is also obligated under various operating leases for office equipment. Rent expense was $280,000 and $56,000 for the three month periods ended March 31, 2007 and 2006, respectively.
     At March 31, 2007, the future minimum lease payments for the years then ended are as follows (dollar amounts are in thousands):

2007	$741
2008	1,006
2009	1,029
2010	1,060
2011	1,092
Thereafter	1,315

Total	$6,243

Note 5. Related Party Transactions
     The Company in-licenses certain technologies from ProCom One (“ProCom”). As part of the in-license agreement, ProCom has the right to designate one member of the Company’s Board of Directors. The in-license agreement also provides a consulting arrangement for two ProCom individuals, under which the Company paid a total of $64,000 during both of the three month periods ended March 31, 2007 and 2006.
     Two individuals from ProCom had an aggregate of 105,000 stock options outstanding at both March 31, 2007 and December 31, 2006 with a weighted average exercise price of $10.73. No stock options have been exercised by the two individuals as of March 31, 2007.
     The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $176,000 and $205,000 for legal services rendered by the Company’s outside counsel during the three month period ended March 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2006 and the caption “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2007.
Overview
     Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. In 2006, we completed our Phase 3 clinical program for our lead product candidate, SILENOR™ (doxepin hydrochloride) for the treatment of insomnia. Our four Phase 3 clinical trials for SILENOR™ demonstrated statistically significant and clinically meaningful improvements across multiple endpoints measuring sleep onset, sleep maintenance and sleep duration. The clinical trial results also demonstrated a favorable safety and tolerability profile, with the overall incidence of adverse events comparable to placebo, a low discontinuation rate and no evidence of dependency, withdrawal, tolerance or amnesia.
     Based on a request in May 2006 from the U.S. Food and Drug Administration, or FDA, in connection with a planned meeting with the FDA for SILENOR™, we initiated a non-clinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original New Drug Application, or NDA, for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies and submitted the results to the FDA. No signal indicative of genotoxicity was found in any of the assays. In February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our ongoing 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. This request may result in us delaying our initial NDA submission from the third quarter of 2007 until the first quarter of 2008. We continue to plan to conduct the standard two-year carcinogenicity study and to submit the results of this study as a post-approval commitment.
     We expect the reproductive toxicology studies to be completed in the middle of 2007. We have submitted a protocol for the 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, and this study has recently been initiated. We have also commenced dose range finding studies in preparation for the standard two-year carcinogenicity study.
     While our efforts in commercializing SILENOR™ would focus on psychiatrists and neurologists, we believe that the commercial success of SILENOR™ will largely depend on gaining access to primary care physicians, who according to IMS Health write more than 60% of the prescriptions for insomnia. We are in discussions with a number of pharmaceutical companies with the goal of optimizing the commercial success of SILENOR™. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENOR™, an acquisition of our business relating to SILENOR™, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
     We have also in-licensed two product candidates in addition to SILENOR™. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. Acamprosate is a compound characterized by poor bioavailability (11%). As a result, the approved form of acamprosate requires patients to take two tablets, three times a day for the current indication. If a formulation is achieved that can significantly reduce the amount of drug required to demonstrate a clinical effect, it may result in less frequent and/or lower dosages than required using the approved form of the drug. We have selected several formulations, and are conducting a Phase 1 clinical trial that we expect to complete during 2007.

     We are a development stage company and have incurred significant net losses since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $106.8 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of SILENOR™ and selectively pursue development of our other product candidates.
     Revenues
     We are a development stage company and have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or are able to commercialize SILENOR™ ourselves.
     License Fees
     Our license fees consist of the costs incurred to in-license our product candidates. We charge all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.
     Research and Development Expenses
     Our research and development expenses consist primarily of costs associated with the preparation of our NDA for SILENOR™, costs associated with our non-clinical program for SILENOR™, clinical trials managed by our clinical research organizations, or CROs, regulatory expenses and other costs associated with non-clinical activities, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. Our most significant costs incurred to date relate to conducting our clinical trials for SILENOR™, while our more recent costs relate primarily to the non-clinical program for SILENOR™ and the preparation of the NDA.
     We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies, conduct additional clinical trials, and file our NDA for SILENOR™, selectively further the development of our other product candidates, and possibly if we in-license additional product candidates.
     We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to conduct our non-clinical studies and clinical trials and to manufacture the product candidates used in our studies. These external costs are tracked on a project basis and are expensed as incurred.
     At this time, due to the risks inherent in the filing of our planned NDA for SILENOR™ and non-clinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the regulatory filing process and continued development of our product candidates. Non-clinical and clinical development timelines, the probability of success and the costs of development of our product candidates vary widely. The lengthy process of completing non-clinical testing, conducting clinical trials, and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing non-clinical testing or clinical trials, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
     We cannot forecast with any degree of certainty which product candidates will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from collaboration agreements or the commercialization of our product candidates, if at all.
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
     Clinical Trial, Non-clinical Study and New Drug Application Expenses
     Expenditures relating to clinical trials, non-clinical studies, and our NDA filing for SILENOR™ are expensed as incurred and included within research and development expenses. Our clinical trials, non-clinical studies, and NDA expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct and manage clinical trials, studies and regulatory filings on our behalf. Measurement of clinical trials, non-clinical studies, and NDA expenses require judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
     License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be earned, and the period to which the related expense will apply. Expense associated with license fees are recorded as management determines them to be incurred and payment is probable.
     Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards, including stock option grants, made to employees and directors, based on estimated fair values. SFAS No. 123(R) is potentially applicable to our stock option plans and our employee stock purchase plan; however, it is applicable only to our stock options because our employee stock purchase plan is non-compensatory under the terms of SFAS No. 123(R).
     Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs into an option valuation model, such as the Black-Scholes model which we use. The fair value of share-based payment awards, which is determined on the date of grant, is affected by many complex and subjective assumptions, including estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility observed for comparable companies since the volatility of our own stock price has minimal observable history as a result of our recent initial public offering in December 2005. In estimating the expected service period for our options, we applied the guidance in the Securities and Exchange

Commission’s Staff Accounting Bulletin No. 107, which provides a formula-driven approach for determining the expected service period. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
     As a result of these subjective and forward-looking estimates, the actual value of our stock options and the related expense recognized in our Statement of Operations could differ significantly from those amounts recorded in our financial statements.
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
Results of Operations
Comparisons of the Three Months Ended March 31, 2007, 2006 and 2005
     License fees. License fees were $0.2 million, $0.2 million and $0.1 million for the three month periods ended March 31, 2007, 2006, and 2005, respectively. The following table summarizes the key components of our license fees.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	4	4	39	—	(35)	0%	-90%
Acamprosate	150	150	75	—	75	0%	100%

Total license fees	$154	$154	$114	$—	$40	0%	35%

     License fees remained consistent for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.
     License fees increased $40,000 for the three month period ended March 31, 2006 compared to March 31, 2005 primarily due to an increase in quarterly license payments to Synchroneuron relating to acamprosate, offset by a decrease relating to nalmefene as a result of an upfront payment made in the first quarter of 2005 upon entering a license agreement for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence.

     Research and Development Expenses. Research and development expenses were $3.8 million, $12.3 million and $2.0 million for the three month periods ended March 31, 2007, 2006, and 2005, respectively. The following table summarizes the key components of our research and development expenses.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™ development work	$1,304	$8,971	$1,040	$(7,667)	$7,931	-85%	763%
Nalmefene and acamprosate development work	45	1,944	564	(1,899)	1,380	-98%	245%
Personnel and other costs	2,017	1,163	431	854	732	73%	170%
Employee and consultant stock options	388	216	11	172	205	80%	1,864%

Total research and development expense	$3,754	$12,294	$2,046	$(8,540)	$10,248	-69%	501%

     Research and development expenses decreased $8.5 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 primarily due to a $7.7 million reduction in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. Expenses related to our acamprosate and nalmefene clinical programs decreased $1.9 million primarily due to the completion of trials of nalmefene for smoking cessation and the treatment of pathological gambling at the end of 2006. Our acamprosate program was in a Phase 1 clinical trial during the first quarter of 2007. Personnel and other costs increased $0.9 million primarily due to costs incurred in analyzing data and preparing our NDA for SILENOR™ for filing with the FDA. Our headcount also increased for the first quarter of 2007 compared to the first quarter of 2006 as our operations continued to grow. Employee and consultant stock option expense, which is a non-cash expense item, increased $0.2 million primarily due to stock options granted subsequent to the first quarter of 2006.
     Research and development expenses increased $10.2 million for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 primarily due to SILENOR™ clinical trial expense increasing $7.9 million as a result of our Phase 3 clinical trial program being underway during the first quarter of 2006, compared to the first quarter of 2005 when our Phase 2 clinical trials for SILENOR™ were nearing completion. Expenses associated with nalmefene clinical trials increased $1.4 million primarily due to the pathological gambling trial and the smoking cessation trial which were underway during the first quarter of 2006, while nalmefene expenses during the first quarter of 2005 relate primarily to drug manufacturing costs. Personnel and other costs increased $0.7 million mainly as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005. Employee and consultant stock option expense increased $0.2 million primarily due to the adoption of SFAS No. 123(R) and the resulting recognition of share-based compensation expense.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $3.7 million, $2.2 million and $0.9 million for the three month periods ended March 31, 2007, 2006, and 2005, respectively. The following table summarizes the key components of our marketing, general and administrative expenses.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
Marketing, personnel and general costs	$2,475	$1,514	$761	$961	$753	63%	99%
Employee and Director stock option expense	1,189	686	127	503	559	73%	440%

Total marketing, general and administrative expenses	$3,664	$2,200	$888	$1,464	$1,312	67%	148%

     Marketing, general and administrative expenses increased $1.5 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 primarily due to a $1.0 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in our marketing, general and administrative headcount as our operations continued to grow, and an increase in market research associated with SILENOR™. Share-based compensation increased $0.5 million primarily due stock options granted subsequent to the first quarter of 2006.
     Marketing, general and administrative expenses increased $1.3 million for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 primarily due to a $0.8 million increase in marketing, personnel and general costs as a result of increased headcount in our marketing, general and administrative functions as our operations continued to grow, higher costs associated with complying with the regulations applicable to a public company, and an increase in market research activities. Share-based compensation increased $0.6 million primarily due to the adoption of SFAS No. 123(R) and the resulting recognition of share-based compensation expense.
     Interest and Other Income. Interest and other income was $0.7 million, $1.1 million and $0.1 million for the three month periods ended March 31, 2007, 2006, and 2005, respectively. The following table summarizes our interest and other income.

	Three Months Ended March 31,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)

Interest and other income	$698	$1,107	$60	$(409)	$1,047	-37%	1,745%

     Interest and other income decreased $0.4 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 primarily due to lower average cash balances during the first quarter of 2007 compared to the first quarter of 2006 as a result of continued net losses as a development stage company. The first quarter of 2006 immediately followed our initial public offering which resulted in net proceeds of $49.8 million.
     Interest and other income increased $1.0 million for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 primarily due to higher average cash balances during the first quarter of 2006 compared to the first quarter of 2005 as a result of proceeds received from our Series C preferred stock issuance in June and September of 2005 and our initial public offering in December 2005. Interest rates earned on our cash balances were also higher during the first quarter of 2006 compared to the first quarter of 2005.
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through March 31, 2007, we have received net proceeds of approximately $139.8 million from the sale of shares of our preferred and common stock as follows:

•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the warrant to purchase Series C redeemable convertible preferred stock was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million; and

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock.
     As of March 31, 2007, we had $49.4 million in cash, cash equivalents and short-term investments. We have invested a substantial portion of our available cash funds in commercial paper, United States securities, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the three month period ended March 31, 2007, net cash used in operating activities was $8.7 million, compared to $10.3 million for the three month period ended March 31, 2006. The decrease in net cash used in operating activities was due primarily to a reduction in our net loss as a result of the conclusion of our SILENOR™ clinical trial program and our nalmefene clinical trials for smoking cessation and the treatment of pathological gambling by the end of 2006. This was offset in part by increased salaries and overhead associated with an increase in headcount. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our operating expenses to be substantial over the next few years as we seek to file our NDA for SILENOR™ with the FDA, commercialize SILENOR™ and selectively further the development and advancement of our other product candidates.
     We have entered into several in-license agreements to acquire the rights to develop and commercialize our three product candidates. Pursuant to these agreements, we obtained exclusive, sub-licensable rights to the patents and know-how for certain indications. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patents or the applicable last date of market exclusivity following the first commercial sale.
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2007:

	Payments Due by Period
		2008	2010
	Remainder	through	through	After
	of 2007	2009	2011	2011	Total
	(in thousands)
Operating lease obligations	$741	$2,035	$2,152	$1,315	$6,243
Payments under license agreements	450	1,230	1,230	6,675	9,585

Total	$1,191	$3,265	$3,382	$7,990	$15,828

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
     We do not have any off-balance sheet arrangements.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the costs and timing of regulatory approvals;

•	the progress of our non-clinical studies and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including milestone payments to ProCom One, BioTie Therapies and/or Synchroneuron;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into the middle of 2008.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, debt financing, strategic collaborations or other strategic transactions. We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. This registration statement could allow us to obtain additional financing of up to $75.0 million. However, we may not be successful in obtaining additional financing, entering into collaboration agreements or other strategic transactions, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
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

Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for SILENOR™ to receive regulatory approval for one or more indications on a timely basis or at all; the potential for the FDA to require non-clinical studies or clinical trials to support an NDA filing for SILENOR™, or the imposition of additional requirements to be completed before or after regulatory approval; the results of pending clinical trials or non-clinical studies for SILENOR™ or our other product candidates; unexpected adverse side effects or inadequate therapeutic efficacy of SILENOR™ or our other products that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™ or our other product candidates; the scope and validity of patent protection for SILENOR™ and our other product candidates; the market potential for insomnia and other target markets, and our ability to compete; the potential to attract one or more strategic collaborators and the terms of any related transaction; our ability to raise sufficient capital and other risks detailed in this report under Part II – Item 1A – Risk Factors below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and investments at March 31, 2007 consisted primarily of money market funds, commercial paper and United States government agency and corporate notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to interest rate sensitivity risks that would affect the money market fund’s value because the interest paid on such funds fluctuates with the prevailing interest rate.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Risks Related to Our Business
     The non-clinical requirements requested by the FDA for SILENOR™ could substantially delay any regulatory approval of this product candidate.
     We have completed four Phase 3 clinical trials for SILENOR™. Although we have completed all of our planned Phase 3 clinical trials for SILENOR™, based on a request in May 2006 from the FDA in connection with a planned pre-NDA meeting for SILENOR™, we initiated a non-clinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies and submitted the results to the FDA. No signal indicative of genotoxicity was found in any of the assays. In February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our ongoing 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. We continue to plan to conduct the standard two-year carcinogenicity study and to submit the results of this study as a post-approval commitment.
     We expect our reproductive toxicology studies to be completed in the middle of 2007. In addition, we have submitted a protocol for the 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, or CAC. This study has recently been initiated. If the CAC requires modification of the protocol, we may have to modify or reinitiate the study, which may result in a delay and additional cost in completing the study.
     We also are conducting dose range finding studies in preparation for the standard two-year carcinogenicity study. Any delays in our ongoing non-clinical development program or additional requests from the FDA relating to our non-clinical program are likely to result in delays in the submission, acceptance for filing or approval of the NDA for SILENOR™, and may result in additional costs in completing the studies. Any delay in submission or acceptance for filing of the NDA for SILENOR™ will result in a delay in regulatory approval, if any, and in our ability to derive revenues from sales of the product, if any. If the FDA requires us to submit data to allow a complete assessment of the carcinogenic potential of SILENOR™, including data from standard two-year carcinogenicity studies, prior to approval of the NDA, delays in regulatory approval will occur. If toxicology questions arise as a result of our non-clinical study results, it could adversely affect our potential regulatory approval or product labeling. Even if our non-clinical studies are completed as planned, their results may not support our assumptions, and additional studies may be required.
     We expect intense competition in the insomnia marketplace for SILENOR™ and in the target markets for our other product candidates, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.

     We are developing SILENOR™ for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-acting hypnotics, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine has indicated that it plans to resubmit its NDA for indiplon immediate release capsules by the end of the second quarter of 2007. Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 clinical trials before seeking FDA approval. In addition, we have become aware that Takeda Pharmaceuticals North America, Inc. is conducting a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem™ and 3 mg of doxepin in patients with insomnia.
     Several companies, including Sanofi-Synthélabo, Inc., Arena Pharmaceuticals, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several companies are evaluating different compounds in Phase 1 and 2 clinical trials for the treatment of insomnia.
     Furthermore, the original patent for Sanofi-Synthélabo, Inc.’s form of zolpidem (Ambien), which accounted for $2.4 billion of the $4.6 billion insomnia market in 2006, expired in October 2006. Sanofi-Synthélabo, Inc. extended its exclusivity for the product into April of 2007, but generic versions of Ambien have recently been launched. These generic products can be expected to be priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.
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
     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render SILENOR™ or our other product candidates obsolete or noncompetitive.
     Compared to us, many of our potential competitors have substantially greater:
•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	experience conducting non-clinical studies and clinical trials, and related resources;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution and sales and marketing experience.
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
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENOR™, if any, may include a restriction on the term of its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement.
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children and adolescents being treated with these drugs. The active ingredient in SILENOR™, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENOR™ is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we do not currently intend to evaluate or market SILENOR™ for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.
     Recently the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. It is unclear how and to what extent, if any, these requests and recommendations will affect SILENOR™.
     Further, although doxepin, at higher dosages than we plan to incorporate in SILENOR™, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for SILENOR™ that it will not recommend that it be a Schedule IV controlled substance, we cannot be certain that

SILENOR™ will be a non-scheduled drug until the DEA completes its review. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
     We do not manufacture any of our product candidates, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of our SILENOR™ product candidate, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENOR™. We also plan to contract with one or more third parties to manufacture our acamprosate product candidate, and we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch our products, if approved, or provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
     Moreover, our manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, Patheon reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and dependent upon the successful outcome of a review of strategic and financial alternatives. Patheon recently announced that it secured $150 million in financing through the sale of its preferred stock, and that it refinanced portions of its North American and United Kingdom credit facilities. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of our supply of SILENOR™.
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
     As of March 31, 2007, we had 38 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage the preparation and submission to the FDA of our NDA for SILENOR™;

•	manage our non-clinical studies and clinical trials effectively;

•	manage our internal development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

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
     In addition, we have scientific, clinical and regulatory advisors who assist us in formulating our product development, clinical and regulatory strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development of products that may compete with ours.
Risks Related to Our Finances and Capital Requirements
     We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.
     We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENOR™ and are able to establish a collaboration or other strategic transaction with another pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENOR™ or commercialize the product candidate ourselves.
     The development and approval of SILENOR™ and our other product candidates and the acquisition and development of additional products or product candidates by us, as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the costs and timing of regulatory approval;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the costs of establishing or contracting for sales and marketing capabilities, if required;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2007 will be sufficient to fund our operations into the middle of 2008. We believe that these funds will allow us to finance our ongoing and planned development work and our planned NDA submission for SILENOR™ and certain of our formulation and drug development work for acamprosate. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
     We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $6.9 million for the three month period ended March 31, 2007, $46.4 million for the year ended December 31, 2006 and $38.5 million for the year ended December 31, 2005. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Risks Relating to Securities Markets and Investment in Our Stock
     There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through May 1, 2007, the trading prices for our common stock have ranged from a high of $21.24 to a low of $9.69.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENOR™ or our other product candidates, including requirements to conduct non-clinical studies or clinical trials, or the results or anticipated timing of our non-clinical studies or clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of May 1, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 74.8% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended March 31, 2007.
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
     As of March 31, 2007, we had used $0.4 million of the net proceeds from our initial public offering with approximately $0.2 million spent for work incurred in the preparation of our NDA filing for SILENOR™ and in our ongoing non-clinical studies for SILENOR™. An additional $0.2 million was spent to pursue the development of our other product candidates as well as to fund other working capital and general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and United States government agency and corporate notes.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Form of the Registrant’s Common Stock Certificate

4.2(3)	Amended and Restated Investor Rights Agreement dated June 2, 2005

10.28#(4)	Employment agreement between the Registrant and Robert Jones dated January 29, 2007

10.29#(5)	Employment agreement between the Registrant and James L’Italien, Ph.D., dated March 28, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(3)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(4)	Filed with the Registrant’s Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(5)	Filed with the Registrant’s Current Report on Form 8-K on April 3, 2007 (as Exhibit 10.1).

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2007

/s/ Meg M. McGilley
Meg M. McGilley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)