Form 10-Q
period 2007-06-30
Somaxon Pharmaceuticals, Inc.
filed 2007-08-08
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of August 1, 2007 was 18,225,672.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$20,120	$28,783
Short-term investments	24,197	29,131
Other current assets	1,194	515
Total current assets	45,511	58,429
Long-term restricted cash	600	600
Property and equipment, net	224	263
Other assets	60	160

Total assets	$46,395	$59,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,869	$5,731
Accrued liabilities	1,122	1,364

Total current liabilities	2,991	7,095

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 18,225 and 18,082 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	156,241	152,311
Deficit accumulated during the development stage	(112,851)	(99,958)
Accumulated other comprehensive loss	12	2

Total stockholders’ equity	43,404	52,357

Total liabilities and stockholders’ equity	$46,395	$59,452

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

					Period
					from
					August 14,
					2003
					(inception)
	Three months ended		Six months ended		through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Operating expenses
License fees	$154	$154	$308	$308	$6,513
Research and development	3,039	12,346	6,793	24,640	80,950
Marketing, general and administrative expenses	3,450	3,281	7,114	5,481	26,593
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Total operating expenses	6,643	15,781	14,215	30,429	119,705

Loss from operations	(6,643)	(15,781)	(14,215)	(30,429)	(119,705)
Interest and other income	624	1,051	1,322	2,158	6,854

Net loss	(6,019)	(14,730)	(12,893)	(28,271)	(112,851)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(6,019)	$(14,730)	$(12,893)	$(28,271)	$(112,937)

Basic and diluted net loss per share	$(0.33)	$(0.82)	$(0.71)	$(1.58)
Shares used to calculate net loss per share	18,188	17,960	18,134	17,948
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2007 (unaudited)
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred				Additional	Deferred	During the	Other
	Stock		Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	—	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	—	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13	—	—	13
Consultant stock option expense	—	—	—	—	—	—	14	—	—	—	14
Net Loss	—	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$—	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	—	49,820	—	—	—	49,820
Conversion of convertible preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	2	89,487	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	—	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037	—	—	1,037
Consultant stock option expense	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$2	$150,803	$(3,802)	$(53,548)	$—	$93,455

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2007 (unaudited)
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred				Additional	Deferred	During the	Other
	Stock		Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Net loss	—	$—	—	$—	—	$—	$—	$—	$(46,410)	$—	$(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Share-based compensation related to employee stock options	—	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$2	$152,311	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$—	$(12,893)	$—	$(12,893)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	10	10

Comprehensive loss											(12,883)
Exercise of stock options	—	—	—	—	143	—	447	—	—	—	447
Share-based compensation related to employee stock options	—	—	—	—	—	—	3,417	—	—	—	3,417
Consultant stock option expense	—	—	—	—	—	—	58	—	—	—	58
Vesting of early exercised stock options	—	—	—	—	—	—	8	—	—	—	8

Balance at June 30, 2007	—	$—	—	$—	18,225	$2	$156,241	$—	$(112,851)	$12	$43,404

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from
			August 14,
			2003
			(inception)
	Six Months Ended June 30,		through
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(12,893)	$(28,271)	$(112,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	58	43	240
Amortization of discount or premium on debt securities	(81)	—	(235)
Stock option expense	3,475	2,007	9,793
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	1	—	3
Changes in operating assets and liabilities
Other current assets	(679)	485	(1,194)
Other assets	100	17	(60)
Accounts payable	(3,862)	643	1,869
Accrued liabilities	(234)	114	1,109

Net cash used in operating activities	(14,115)	(24,962)	(95,576)

Cash flows from investing activities
Purchases of property and equipment	(20)	(92)	(467)
Purchases of short-term investments	(20,445)	(13,146)	(56,163)
Sales and maturities of short-term investments	25,470	61	32,213
Restricted cash deposit	—	(600)	(600)

Net cash provided from (used in) investing activities	5,005	(13,777)	(25,017)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Exercise of stock options	447	—	842

Net cash provided from financing activities	447	—	140,713

Increase (Decrease) in cash and cash equivalents	(8,663)	(38,739)	20,120
Cash and cash equivalents at beginning of the period	28,783	100,918	—

Cash and cash equivalents at end of the period	$20,120	$62,179	$20,120

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,489
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. The Company is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. Somaxon has completed its Phase 3 clinical program for its lead product candidate, SILENOR™ (doxepin hydrochloride) for the treatment of insomnia. The Company is currently in the process of preparing its New Drug Application, or NDA, for SILENOR™.
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
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it prepares the NDA filing for SILENOR™ and seeks its commercialization, and to the extent it continues to engage in development activities for its other product candidates. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the Company’s financial condition. The ability to implement the Company’s business strategy, including conducting current development programs, commercializing products, and potentially in-licensing other products could be limited.
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
     Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. During the quarter ended June 30, 2007, the Company reversed accrued expenses of approximately $600,000 as a result of actual clinical trial expenses being less than previously accrued estimates.
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
Net Loss per Share
     Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents using the treasury-stock method to the extent they are dilutive. Common stock equivalents include outstanding stock options. Basic and dilutive net loss per share are equivalent because the Company incurred a net loss in all periods presented, causing inclusion of any potentially dilutive securities to have an anti-dilutive affect.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s EPS calculations:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator
Net loss	$(6,019)	$(14,730)	$(12,893)	$(28,271)

Denominator
Weighted average common shares	18,200	18,046	18,153	18,046
Weighted average unvested common shares subject to repurchase	(12)	(86)	(19)	(98)

Denominator for basic and diluted net loss per share	18,188	17,960	18,134	17,948

Basic and diluted net loss per share	$(0.33)	$(0.82)	$(0.71)	$(1.58)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	3,144	2,354	2,920	2,241
Weighted average unvested common shares subject to repurchase	12	86	20	99

Total weighted average anti-dilutive securities not included in diluted net loss per share	3,156	2,440	2,940	2,340

Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $635,000 reduction in gross deferred tax assets, offset by an equal reduction in the deferred tax asset valuation allowance. None of the amount included in the balance of unrecognized tax benefits at January 1, 2007 would affect the effective tax rate if recognized because the Company’s deferred tax assets are fully reserved. Included in the balance of unrecognized tax benefits at January 1, 2007, are $635,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. There was no change in the unrecognized tax benefits reflected in our financials as of June 30, 2007. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.
     The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of June 30, 2007.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The Company is subject to taxation in the United States and California. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research and development credits.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Short-term Investments
     Cash, cash equivalents, and short-term investments consisted of the following at June 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$7,145	$—	$—	$7,145
Commercial paper and corporate notes	34,660	13	—	34,673
United States government agency notes	2,500	—	(1)	2,499

Total cash, cash equivalents and investments	$44,305	$13	$(1)	$44,317

     Cash, cash equivalents, and short-term investments consisted of the following at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$7,947	$—	$—	$7,947
Commercial paper and corporate notes	38,283	8	—	38,291
United States government agency notes	11,682	—	(6)	11,676

Total cash, cash equivalents and investments	$57,912	$8	$(6)	$57,914

     There were no realized gains or losses on sales of available-for-sale securities for the six months ended June 30, 2007 and for the year ended December 31, 2006. At June 30, 2007, and December 31, 2006, the Company also had a $600,000 restricted cash balance for a deposit on the Company’s office space (see Note 4). This restricted cash is invested in certificates of deposit. All fixed income securities mature within one year of June 30, 2007.
Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Investment interest receivable	$106	$190
Prepaid insurance	471	58
Deposits and prepaid clinical research fees	486	163
Other current assets	131	104

Total other current assets	$1,194	$515

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Office furniture and equipment	$227	$213
Computer equipment	237	232

Property and equipment, at cost	464	445
Less: accumulated depreciation	(240)	(182)

Property and equipment, net	$224	$263

     Depreciation expense was $27,000 and $23,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $58,000 and $43,000 for the six months ended June 30, 2007 and 2006, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Accrued license fees	$131	$139
Accrued compensation and benefits	937	1,182
Other accrued liabilities	54	43

Total accrued liabilities	$1,122	$1,364

Note 3. Share-based compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS No. 123(R) could potentially be applicable to both of the Company’s stock option plans as well as the Company’s employee stock purchase plan; however, it is applicable only to the Company’s stock options because the Company’s employee stock purchase plan is non-compensatory under the terms of SFAS No. 123(R).
     The following table summarizes stock-based compensation expense, a non-cash expense, recorded under SFAS No. 123(R):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense included in research and development expense	$451	$205	$813	$386
Stock-based compensation expense included in marketing, general and administrative expense	1,415	830	2,604	1,516

Total stock-based compensation expense	$1,866	$1,035	$3,417	$1,902

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. As of June 30, 2007, 481,000 shares of common stock were reserved for issuance under the ESPP. The ESPP contains an “evergreen provision” that allows for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 181,000 additional shares were reserved for issuance beginning January 1, 2007. As of June 30, 2007, no shares were issued under the ESPP.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued upon adopting the 2005 Equity Incentive Award Plan (the “2005 Plan”) . These 25,000 available shares were aggregated with the 2,000,000 initially available shares for issuance under the 2005 Plan for a total number of available shares at the adoption of the 2005 Plan of 2,025,000 shares. No additional options will be granted under the 2004 Plan. All options that are repurchased, forfeited, cancelled or expire under either the 2004 Plan or 2005 Plan will become available for grant.
     As of June 30, 2007, 2,929,000 shares of common stock were reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 904,000 additional shares were reserved for issuance beginning January 1, 2007.
     The Company’s stock options generally vest over a four year term for employees and a period of one to three years for members of the Company’s board of directors. Certain of the stock options were exercised in advance of becoming vested and any unvested shares are subject to repurchase by the Company at the original exercise price in the event of termination or separation. The Company recognized a liability for the proceeds received from the exercise of unvested options of $14,000 and $22,000 at June 30, 2007 and December 31, 2006, respectively. No unvested shares have been repurchased by the Company as of June 30, 2007.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2005	1,366	$4.62

Stock options granted during 2006	1,073	12.68	$9.07
Stock options exercised during 2006	(37)	3.94
Stock options forfeited during 2006	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

Stock options granted year-to-date 2007	950	12.67	$8.98
Stock options exercised year-to-date 2007	(139)	3.19
Stock options forfeited year-to-date 2007	(47)	9.21

Outstanding at June 30, 2007	3,138	$9.76

     The intrinsic value of exercised stock options is the difference between the fair value of the stock at the date of exercise and the exercise price. During the six month period ended June 30, 2007, employees and directors exercised 139,000 stock options with an intrinsic value of $1,662,000. There were no stock options exercised by employees and directors during the six month period ended June 30, 2006.
     At June 30, 2007, of the 3,138,000 employee and director stock options outstanding, 1,060,000 were vested and 2,078,000 were unvested. The weighted average remaining vesting term was 2.3 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $16,081,000. The intrinsic value of employee and director stock options outstanding at June 30, 2007, based on a closing stock price of $12.16 per share, was $9,902,000 and the intrinsic value of exercisable stock options was $5,000,000.
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2007	2006
Risk free interest rate	4.46% to 4.86%	4.31% to 5.10%
Expected term	6.25 years	6.25 years
Expected volatility	76% to 79%	76% to 84%
Weighted average volatility	77%	78%
Expected dividend yield	0%	0%
Fair value of underlying stock	$11.78 to $15.00	$10.60 to $19.74

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for stock options granted to consultants (in thousands, except per share amounts).

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	37	$7.90

Stock options granted during 2006	—	—
Stock options exercised during 2006	—	—

Outstanding at December 31, 2006	37	$7.90

Stock options granted year-to-date 2007	—	—
Stock options exercised year-to-date 2007	(3)	1.20

Outstanding at June 30, 2007	34	$8.56

     At June 30, 2007, of the 34,000 consultant stock options outstanding, 32,000 were vested and 2,000 were unvested. In accordance with Emerging Issues Task Force (“EITF”) Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Stock options granted to consultants resulted in expense of $32,000 and $70,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $58,000 and $105,000 for the six month periods ended June 30, 2007 and 2006, respectively. Stock option expense for consultants is included within research and development expense.
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at June 30, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	886	7.8 Years	$2.59	478	7.8 Years	$2.51
$8.40 to $10.99	671	8.5 Years	10.58	232	8.5 Years	10.58
$11.00 to $13.99	1,032	9.3 Years	11.82	169	8.5 Years	11.47
$14.00 to $15.99	417	9.4 Years	15.06	165	9.0 Years	15.30
$16.00 to $19.74	166	8.8 Years	18.34	48	8.8 Years	18.28

Total stock options outstanding	3,172	8.7 Years	$9.75	1,092	8.3 Years	$8.24

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
	(in thousands)
Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(950)	—
Forfeitures	47	—

Shares available for issuance at June 30, 2007	666	481

Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations under the Company’s various in-license agreements are $9,435,000 for milestone and license payments. The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, the majority of which pertains to nalmefene, as well as revenue-based royalty payments. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, $10,325,000 of the $11,325,000 of milestones would not be paid. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the in-licensed technologies are used in various treatments.
     Dosing has been completed in a Phase 1 clinical trial of several formulations of acamprosate, and the data from this study is currently being analyzed. Results are expected by the end of 2007. A milestone payment of $150,000 will be owed if the data shows positive results. This milestone payment is not reflected in the June 30, 2007 financial results as it is not known at this time whether the results from the study will be positive.
     The Company has contracted with clinical research organizations (“CROs”), drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of the NDA with the FDA. The contracts are

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     The Company subleases approximately 25,700 square feet of office space for its corporate headquarters under a sublease agreement which commenced in June 2006 and expires in February 2013. The Company is obligated to make base lease payments which increase at each annual lease anniversary and range from $80,000 per month in the first year of the lease to a maximum of $95,000 per month for the period from July 2012 through expiration in February 2013, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related liability recorded for the cumulative difference between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease also terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $500,000 if the termination occurs between July 1, 2007 and June 30, 2008, and $350,000 after June 30, 2008.
     The Company is also obligated under various operating leases for office equipment. Rent expense was $254,000 and $62,000 for the three month periods ended June 30, 2007 and 2006, respectively and $534,000 and $118,000 for the six month periods ended June 30, 2007 and 2006, respectively.
     At June 30, 2007, the future minimum lease payments for the years then ended are as follows (dollar amounts are in thousands):

2007 (remaining 6 months)	$499
2008	1,008
2009	1,032
2010	1,063
2011	1,095
Thereafter	1,222

Total	$5,919

Note 5. Related Party Transactions
     The Company in-licenses certain technologies from ProCom One (“ProCom”). As part of the in-license agreement, ProCom has the right to designate one member of the Company’s Board of Directors. The in-license agreement also provides a consulting arrangement for two ProCom individuals, under which the Company paid a total of $64,000 during both of the three month periods ended June 30, 2007 and 2006 and $128,000 during both of the six month periods ended June 30, 2007 and 2006.
     The two individuals from ProCom had an aggregate of 120,000 stock options outstanding at June 30, 2007 of which 84,000 shares were vested. The weighted average exercise price was $11.26 and none of the stock options have been exercised as of June 30, 2007.
     The Company’s outside legal counsel holds 13,000 shares of common stock at June 30, 2007 as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $63,000 and $288,000 for legal services rendered by the Company’s outside counsel during the three month periods ended June 30, 2007 and 2006, respectively and $239,000 and $493,000 during the six month periods ended June 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2006 and the caption “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2007.
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
     Based on a request in May 2006 from the U.S. Food and Drug Administration, or FDA, in connection with a planned meeting with the FDA for SILENOR™, we initiated a non-clinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original New Drug Application, or NDA, for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA and in February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.
     In May 2007, we received correspondence from the FDA which stated that the results of our ongoing 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. As a result, we plan to file our initial NDA submission for SILENOR™ in the first quarter of 2008, assuming that the 26-week transgenic mouse carcinogenicity study is successful and proceeds as currently scheduled. We continue to plan to conduct the standard two-year carcinogenicity study and to submit the results of this study as a post-approval commitment. We have submitted a protocol for the 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, or CAC. This study was initiated in May 2007. We have also completed dose range finding studies in preparation for a standard two-year carcinogenicity study, and we submitted a protocol with our dosing recommendations for a two-year rat carcinogenicity study to the CAC. The CAC recently provided feedback on our dosing recommendations for this study, and we plan to initiate the study in August 2007.
     In June 2007, we completed our reproductive toxicology studies. Our interpretation of the study results is that they are consistent with our prior assessment of the safety profile of SILENOR™. We intend to include the results from these studies as part of our planned initial NDA submission for SILENOR™.
     While our efforts in commercializing SILENOR™ would focus on psychiatrists and neurologists, we believe that the commercial success of SILENOR™ will largely depend on gaining access to primary care physicians, who according to IMS Health wrote more than 60% of the prescriptions for insomnia during 2006. We are in discussions with a number of pharmaceutical companies with the goal of optimizing the commercial success of SILENOR™. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to

SILENOR™, an acquisition of our business relating to SILENOR™, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
     We have in-licensed two product candidates in addition to SILENOR™. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. Acamprosate is a compound characterized by poor bioavailability (11%). As a result, the approved form of acamprosate requires patients to take two tablets, three times a day for the current indication. If a formulation is achieved that can significantly reduce the amount of drug required to demonstrate a clinical effect, it may result in less frequent and/or lower dosages than required using the approved form of the drug. We have completed dosing in a Phase 1 clinical trial of several formulations of acamprosate, and data from this trial is currently being analyzed. We expect to have results by the end of 2007.
     We are a development stage company and have incurred significant net losses since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $112.9 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of SILENOR™ and selectively pursue development of our other product candidates.
     Revenues
     As a development stage company, we have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or are able to commercialize SILENOR™ ourselves.
     License Fees
     Our license fees consist of costs incurred to in-license our product candidates. We charge all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.
     Research and Development Expenses
     Our research and development expenses consist primarily of costs associated with our non-clinical program for SILENOR™, clinical trials managed by our clinical research organizations, or CROs, costs associated with the preparation of our NDA for SILENOR™, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. Our most significant costs incurred to date relate to conducting our clinical trials for SILENOR™, while our more recent costs relate primarily to the non-clinical program for SILENOR™ and the preparation of the NDA.
     We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies and prepare for our potential NDA filing for SILENOR™, selectively further the development of our other product candidates, and possibly if we in-license additional product candidates.
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
     Marketing, General and Administrative
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising and market research costs, insurance and facility costs, and professional fees related to our administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, comply with obligations applicable to publicly-held companies, and continue to develop and prepare for the commercialization of our product candidates.
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
     Clinical Trial, Non-clinical Study and New Drug Application Expenses
     Expenditures relating to our clinical trials, non-clinical studies, and our NDA filing for SILENOR™ are expensed as incurred and included within research and development expenses. Our clinical trials, non-clinical studies, and NDA expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct and manage clinical trials, studies and regulatory filings on our behalf. Measurement of expenses related to our clinical trials, non-clinical studies, and NDA preparation require judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. During the quarter ended June 30, 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Changes in estimates could materially affect our results of operations.

     License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be earned, and the period to which the related expense will apply. Expenses associated with license fees are recorded as management determines them to be incurred and payment is probable.
     Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards, including stock option grants, made to employees and directors, based on estimated fair values. SFAS No. 123(R) could potentially be applicable to all of our stock option plans and our employee stock purchase plan. However, it is applicable only to our stock option plans because our employee stock purchase plan is non-compensatory under the terms of SFAS No. 123(R).
     Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs into an option valuation model, such as the Black-Scholes model which we use. The fair value of share-based payment awards, which is determined on the date of grant, is affected by many complex and subjective assumptions, including estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility for comparable companies because the volatility of our own stock price has minimal observable history. Prior to our initial public offering in December 2005, our common stock did not trade in an active market. As a result, periodic common stock price observations were unavailable. In estimating the expected service period for our options, we applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, which provides a formula-driven approach for determining the expected service period. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
     As a result of these subjective and forward-looking estimates, the actual value of our stock options could differ significantly from those amounts recorded in our financial statements.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2007, 2006 and 2005
     License fees. License fees for the three month periods ended June 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	4	4	4	—	—	0%	0%
Acamprosate	150	150	125	—	25	0%	20%

Total license fees	$154	$154	$129	$—	$25	0%	19%

     License fees remained consistent for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.
     License fees increased $25,000 for the three months ended June 30, 2006 compared to June 30, 2005 due to a $75,000 increase in quarterly license payments to our licensor, Synchroneuron, relating to our acamprosate product candidate, offset by a $50,000 license payment made in the second quarter of 2005 for achievement of certain targets relating to drug development work on acamprosate.
     Research and Development Expenses. Research and development expenses for the three month periods ended June 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™ development work	$814	$9,014	$3,474	$(8,200)	$5,540	-91%	159%
Nalmefene and acamprosate development work	32	1,766	534	(1,734)	1,232	-98%	231%
Personnel and other costs	1,710	1,291	553	419	738	32%	133%
Employee and consultant stock options	483	275	33	208	242	76%	733%

Total research and development expense	$3,039	$12,346	$4,594	$(9,307)	$7,752	-75%	169%

     Research and development expenses decreased $9.3 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to a $8.2 million decrease in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses for 2007 relate primarily to non-clinical studies and expenses incurred in the preparation of our NDA. Expenses related to our acamprosate and nalmefene clinical programs decreased $1.7 million primarily due to the completion of trials of nalmefene for smoking cessation and the treatment of pathological gambling at the end of 2006. Also during 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Our acamprosate program was in a Phase 1 clinical trial during the second quarter of 2007. Personnel and other costs increased $0.4 million for the second quarter of 2007 compared to the second quarter of 2006 primarily due to an increase in salary and overhead costs as a result of our research and development headcount being in place during the second quarter of 2007 while many were being hired during the first half of 2006 as operations were growing, as well as higher facility costs and consulting fees. Employee and consultant stock option expense, which is a non-cash expense, increased $0.2 million primarily due to stock options granted subsequent to the second quarter of 2006.
     Research and development expenses increased $7.8 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to SILENOR™ clinical trial expense increasing $5.5 million as a result of four Phase 3 clinical trials being underway during the second quarter of 2006 compared to only one Phase 3 clinical trial being underway during the second quarter of 2005. Expenses associated with our nalmefene and acamprosate clinical programs increased $1.2 million primarily due to the pathological gambling trial and the smoking cessation trial being underway during the second quarter of 2006 while nalmefene expenses during the second quarter of 2005 related primarily to drug manufacturing costs. Personnel and other costs increased $0.7 million primarily as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005. Employee and consultant stock option expense increased $0.2 million primarily due to the adoption of SFAS No. 123(R) in January 2006 and the resulting recognition of share-based compensation expense.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three month periods ended June 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
Marketing, personnel and general costs	$2,035	$2,451	$769	$(416)	$1,682	-17%	219%
Employee and director stock option expense	1,415	830	34	585	796	70%	2,341%

Total marketing, general and administrative expenses	$3,450	$3,281	$803	$169	$2,478	5%	309%

     Marketing, general and administrative expenses increased $0.2 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to an increase in share-based compensation of $0.6 million due to stock options granted subsequent to the second quarter of 2006. Offsetting this increase was a decrease in marketing, personnel and general costs of $0.4 million primarily due to a decrease in professional fees and market research costs which were partially offset by an increase in facility costs as our operations expanded.
     Marketing, general and administrative expenses increased $2.5 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to a $1.7 million increase in marketing, personnel and general costs as a result of increased headcount in our marketing, general and administrative functions as our operations continued to grow, higher costs associated with complying with the regulations applicable to a public company, an increase in market research activities, and the adoption of our corporate bonus plan in the second half of 2005. Share-based compensation increased $0.8 million primarily due to the adoption of SFAS No. 123(R) in January 2006 and the resulting recognition of share-based compensation expense.
     Interest and Other Income. Interest and other income for the three month periods ended June 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
Interest and other income	$624	$1,051	$173	$(427)	$878	-41%	508%

     Interest and other income decreased $0.4 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to lower average cash balances during the second quarter of 2007 compared to the second quarter of 2006 as a result of continued net losses as a development stage company.
     Interest and other income increased $0.9 million for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 primarily due to higher average cash balances during the second quarter of 2006 compared to the second quarter of 2005 due to proceeds received from our Series C financing in June and September 2005 and our initial public offering in December 2005, as well as higher interest rates earned on our cash and investment balances during the second quarter of 2006.
     Comparisons of the Six Months Ended June 30, 2007, 2006 and 2005
     License fees. License fees for the six month periods ended June 30, 2007, 2006 and 2005 are summarized in the following table.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	8	8	41	—	(33)	0%	-80%
Acamprosate	300	300	201	—	99	0%	49%

Total license fees	$308	$308	$242	$—	$66	0%	27%

     License fees remained consistent for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006.
     License fees increased $66,000 for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to a $75,000 increase in quarterly license payments to Synchroneuron relating to our acamprosate product candidate.
     Research and Development Expenses. Research and development expenses for the six month periods ended June 30, 2007, 2006 and 2005 are summarized in the following table.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
SILENOR™ development work	$2,479	$18,051	$4,522	$(15,572)	$13,529	-86%	299%
Nalmefene and acamprosate development work	36	3,722	1,148	(3,686)	2,574	-99%	224%
Personnel and other costs	3,407	2,377	926	1,030	1,451	43%	157%
Employee and consultant stock options	871	490	44	381	446	78%	1,014%

Total research and development expense	$6,793	$24,640	$6,640	$(17,847)	$18,000	-72%	271%

     Research and development expenses decreased $17.8 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to a $15.6 million decrease in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses for 2007 relate primarily to non-clinical studies and expenses incurred in the preparation of our NDA filing. Expenses related to our acamprosate and nalmefene clinical programs decreased $3.7 million primarily due to the completion of our nalmefene clinical trial for the treatment of pathological gambling and our clinical trial for smoking cessation at the end of 2006. Also during 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Our acamprosate program was in a Phase 1 clinical trial during the first half of 2007. Personnel and other costs increased $1.0 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to an increase in salary and overhead costs as a result of our research and development headcount being in place during the first half of 2007 while many were being hired during the first half of 2006 as operations were growing, as well as higher facility costs and consulting fees. Employee and consultant stock option expense, which is a non-cash expense, increased $0.4 million primarily due to stock options granted subsequent to the second quarter of 2006.
     Research and development expenses increased $18.0 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to SILENOR™ clinical trial expense increasing $13.5 million as a result of four Phase 3 clinical trials being underway during the six month period ended June 30, 2006 compared to only one Phase 3 clinical trial being underway during the six month period ended June 30, 2005. Expenses associated with our nalmefene and acamprosate clinical programs increased $2.6 million primarily due to the pathological gambling clinical trial and the smoking cessation trial being underway during the six month period ended June 30, 2006 while nalmefene expenses during the six month period ended June 30, 2005 related primarily to drug manufacturing costs. Personnel and other costs increased $1.5 million primarily as a result of increased headcount to conduct and manage the significant growth in clinical trial activities, as well as the adoption of a corporate bonus plan in the second half of 2005. Employee and consultant stock option expense increased $0.4 million primarily due to the adoption of SFAS No. 123(R) in January 2006 and the resulting recognition of share-based compensation expense.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six month periods ended June 30, 2007, 2006 and 2005 are summarized in the following table.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
Marketing, personnel and general costs	$4,510	$3,964	$1,532	$546	$2,432	14%	159%
Employee and director stock option expense	2,604	1,517	160	1,087	1,357	72%	848%

Total marketing, general and administrative expenses	$7,114	$5,481	$1,692	$1,633	$3,789	30%	224%

     Marketing, general and administrative expenses increased $1.6 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to an increase in share-based compensation of $1.1 million due to stock options granted subsequent to the second quarter of 2006. Marketing, personnel and general costs increased $0.5 million primarily due to an increase in marketing, personnel and general headcount and related employee costs as well as higher facility costs incurred to support our growing operations.
     Marketing, general and administrative expenses increased $3.8 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to a $2.4 million increase in marketing, personnel and general costs as a result of increased headcount in our marketing, general and administrative functions as our operations continued to grow, higher costs associated with complying with the regulations applicable to a public company, an increase in market research activities, and the adoption of our corporate bonus plan in the second half of 2005. Share-based compensation increased $1.4 million primarily due to the adoption of SFAS No. 123(R) in January 2006 and the resulting recognition of share-based compensation expense.

     Interest and Other Income. Interest and other income for the six month periods ended June 30, 2007, 2006 and 2005 are summarized in the following table.

	Six Months Ended June 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)
Interest and other income	$1,322	$2,158	$232	$(836)	$1,926	-39%	830%

     Interest and other income decreased $0.8 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to lower average cash balances during the first half of 2007 compared to the first half of 2006 as a result of continued net losses as a development stage company.
     Interest and other income increased $1.9 million for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 primarily due to higher average cash balances during the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 due to proceeds received from our Series C financing in June and September 2005 and our initial public offering in December 2005, as well as higher interest rates earned on our cash and investment balances during the six month period ended June 30, 2006.
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through June 30, 2007, we have received net proceeds of approximately $140.6 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the warrant to purchase Series C redeemable convertible preferred stock was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million;

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock; and

•	since inception on August 14, 2003 through June 30, 2007, we have issued approximately 316,000 shares of common stock upon exercise of stock options from which we received aggregate proceeds of $0.8 million.
     As of June 30, 2007, we had $44.3 million in cash, cash equivalents and short-term investments. We have invested a substantial portion of our available cash funds in commercial paper, United States securities, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the six month period ended June 30, 2007, net cash used in operating activities was $14.1 million, compared to $25.0 million for the six month period ended June 30, 2006. The decrease in net cash used in operating activities was due primarily to a reduction in our net loss as a result of the conclusion of our SILENOR™ clinical trial program and our nalmefene clinical trials for smoking cessation and the treatment of pathological gambling by the end of 2006. This was offset in part by increased salaries and overhead associated with an increase in employee headcount and an expansion of our facilities. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our operating expenses to be substantial over the next few years as we seek to file our

NDA for SILENOR™ with the FDA, commercialize SILENOR™ and selectively further the development and advancement of our other product candidates.
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
     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2007:

	Payments Due by Period
		2008	2010
	Remainder	through	through	After
	of 2007	2009	2011	2011	Total
	(in thousands)
Operating lease obligations	$499	$2,040	$2,158	$1,222	$5,919
Payments under license agreements	300	1,230	1,230	6,675	9,435

Total	$799	$3,270	$3,388	$7,897	$15,354

     In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events, the majority of which pertains to nalmefene. We are assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, $10.3 million of the $11.3 million of milestones would not be paid. Minimum license payments are subject to increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.
     We have completed dosing in a Phase 1 clinical trial of several formulations of acamprosate, and the data is currently being analyzed. We expect to have results by the end of 2007. We will owe a milestone payment of $150,000 if the data from this trial shows positive results. This milestone payment is not reflected in the June 30, 2007 financial results as it is not known at this time whether the results from the trial will be positive.
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

     We believe that our existing cash and investments will be sufficient to meet our projected operating requirements into at least the middle of 2008.
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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential to enter into and the terms of any strategic transaction; the potential for SILENOR™ or our other product candidates to receive regulatory approval for one or more indications on a timely basis or at all; the results of pending non-clinical studies for SILENOR™ or our other product candidates; the timing of receipt of non-clinical study results and any NDA submission; unexpected findings relating to SILENOR™ or our other product candidates that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; the potential for the FDA to require non-clinical or clinical requirements to support an NDA filing for SILENOR™ or our other product candidates, or the imposition of additional requirements to be completed before or after regulatory approval; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of SILENOR™ is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™ or our other product candidates; the scope and validity of patent protection for SILENOR™ and our other product candidates; the market potential for insomnia and other target markets, and our ability to compete; our ability to raise sufficient capital and other risks detailed in this report under Part II – Item 1A – Risk Factors below.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and investments at June 30, 2007 consisted primarily of money market funds, commercial paper and United States government agency and corporate notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to interest rate sensitivity risks that would affect their value because the interest paid on such funds fluctuates with the prevailing interest rate.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Risks Related to Our Business
     The non-clinical requirements requested by the FDA for SILENOR™ could substantially delay any regulatory approval of this product candidate.
     We have completed four Phase 3 clinical trials for SILENOR™. Although we have completed all of our planned

Phase 3 clinical trials for SILENOR™, based on a request in May 2006 from the FDA in connection with a planned pre-NDA meeting for SILENOR™, we initiated a non-clinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the NDA for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our ongoing 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We have submitted a protocol for a 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, or CAC. We initiated the study in May 2007. If the CAC requires modification of the protocol, we may have to modify or reinitiate the study, which may result in a delay and additional cost in completing the study. We have also completed dose range finding studies in preparation for a standard two-year carcinogenicity study, and we submitted a protocol with our dosing recommendations for a two-year rat carcinogenicity study to the CAC. The CAC recently provided feedback on our dosing recommendations for this study, and we plan to initiate the study in August 2007.
     In June 2007, we completed our reproductive toxicology studies. Our interpretation of the study results is that they are consistent with our prior assessment of the safety profile of SILENOR™. We intend to include the results from these studies as part of the initial NDA submission for SILENOR™
     Any delays in our ongoing non-clinical development program or additional requests from the FDA relating to our non-clinical program are likely to result in delays in the submission, acceptance for filing or approval of the NDA for SILENOR™, and may result in additional costs in completing the studies. Any delay in submission or acceptance for filing of the NDA for SILENOR™ will result in a delay in regulatory approval, if any, and in our ability to derive revenues from sales of the product, if any. If the FDA requires us to submit data to allow a complete assessment of the carcinogenic potential of SILENOR™, including data from standard two-year carcinogenicity studies, prior to approval of the NDA, delays in regulatory approval will occur. If toxicology questions arise as a result of our non-clinical study results, it could adversely affect our potential regulatory approval or product labeling. Even if our non-clinical studies are completed as planned, their results may not support our assumptions, and additional studies may be required.
     Although we are pursuing discussions with other pharmaceutical companies to facilitate the commercialization of SILENOR™, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.
     Even if SILENOR™ receives FDA approval, it may never be successfully commercialized. While our efforts in commercializing SILENOR™ would primarily focus on psychiatrists and neurologists, we believe that the commercial success of SILENOR™ will largely depend upon gaining access to primary care physicians, who according to IMS Health wrote more than 60% of the prescriptions for insomnia during 2006. We are in discussions with a number of other pharmaceutical companies with the goal of optimizing the commercial success of SILENOR™. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENOR™, an acquisition of our business relating to SILENOR™, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
     If we are unable to complete any strategic transaction, we may be required to build the necessary infrastructure to commercialize SILENOR™ ourselves. This would require substantial resources and could adversely affect the timing and results of a commercial launch of the product. As a company, we have not commercialized any products and may not be able to successfully do so.
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
     If we are able to complete a strategic transaction, depending on the timing of the transaction and the outlook of our partner or acquirer, such partner or acquirer could modify our current plans for seeking regulatory approval for and commercializing SILENOR™. Such modifications could result in additional costs or delays in the submission, acceptance for filing or approval of the NDA for SILENOR™ and any commercial launch of the product.
     We expect intense competition in the insomnia marketplace for SILENOR™ and in the target markets for our other product candidates, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing SILENOR™ for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-acting hypnotics, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine resubmitted its NDA for indiplon immediate release capsules. Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 clinical trials before seeking FDA approval. In addition, we have become aware that Takeda Pharmaceuticals North America, Inc. is conducting a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem™ and 3 mg of doxepin in patients with insomnia.
     Several companies, including Sanofi-Synthélabo, Inc., Arena Pharmaceuticals, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several companies are evaluating different compounds in Phase 1 and 2 clinical trials for the treatment of insomnia.
     Furthermore, the original patent for Sanofi-Synthélabo, Inc.’s form of zolpidem (Ambien), which accounted for $2.4 billion of the $4.6 billion insomnia market in 2006, expired in October 2006. Sanofi-Synthélabo, Inc. extended its exclusivity for the product into April of 2007, but generic versions of Ambien have recently been launched. These generic products are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.
     Currently, there are no FDA-approved products for pathological gambling. However, controlled clinical trials using the opioid antagonist naltrexone, which is available in generic form, have demonstrated clinical benefit for patients diagnosed with pathological gambling. Additionally, some controlled clinical trials suggest that selective serotonin reuptake inhibitors, or SSRIs, such as GlaxoSmithKline plc’s Paxil and Solvay Pharmaceuticals’ Luvox, may have a potential clinical effect for the treatment of pathological gambling.
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
     We are developing a new formulation of acamprosate for the treatment of tardive dyskinesia. There are no FDA-approved products for the treatment of tardive dyskinesia, although several companies are reportedly in Phase 2 and Phase 3 clinical trials to evaluate product candidates for this condition. Juvantia Pharma Ltd. is investigating fipamezole, an adrenergic antagonist, in Phase 2 clinical trials for treatment-associated dyskinesias in Parkinson’s disease. This or other product candidates may be approved by the FDA or other regulatory authorities and commercialized ahead of acamprosate.
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
     A reexamination at the U.S. Patent and Trademark Office has resulted in the narrowing of certain claims and the cancellation of other claims for one of our patents covering SILENOR™. In addition, we have initiated a reissue of that patent which may result in the U.S. Patent and Trademark Office further narrowing certain claims and could result in the cancellation or rejection of certain or all of the claims of the patent.
     Due to some prior art that was identified, we initiated a reexamination of one of the patents we have in-licensed covering SILENOR™, specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings have terminated and the USPTO has issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We have also requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we are seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO relates to dosages above 10 mg. We plan to seek to overcome these objections by requesting an interview with the USPTO examiner assigned to our case. Our failure to overcome these objections or any additional objections that may be raised by the USPTO could result in additional narrowing or cancellation of some or all of the claims of this patent.
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
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or could cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing our product candidates and generating revenues from their sale. In addition, the FDA may require, or we may decide to undertake, additional clinical trials to support the safety profile of SILENOR(TM).
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
     Moreover, our manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, Patheon reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and dependent upon the successful outcome of a review of strategic and financial alternatives. In April 2007, Patheon announced that it secured $150 million in financing through the sale of its preferred stock, and that it refinanced portions of its North American and United Kingdom credit facilities. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of our supply of SILENOR™.
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
     As of June 30, 2007, we had 37 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2007 will be sufficient to fund our operations into at least the middle of 2008. We believe that these funds will allow us to finance our ongoing and planned development work and our planned NDA submission for SILENOR™ and certain of our formulation and drug development work for acamprosate. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
     We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $12.9 million for the six month period ended June 30, 2007, $46.4 million for the year ended December 31, 2006 and $38.5 million for the year ended December 31, 2005. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Risks Relating to Securities Markets and Investment in Our Stock
     There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through August 1, 2007, the trading prices for our common stock have ranged from a high of $21.24 to a low of $9.40.

     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENOR™ or our other product candidates, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of August 1, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 62.1% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended June 30, 2007.
Use of Proceeds
     Our initial public offering of common stock was affected through a Registration Statement on Form S-1 (File No. 333-128871) that was declared effective by the Securities and Exchange Commission on December 14, 2005. On December 20, 2005, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $11.00 per share, for an aggregate offering price of $55.0 million. Our initial public offering was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC.
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
     As of June 30, 2007, we had used $5.5 million of the net proceeds from our initial public offering with approximately $1.6 million spent for work incurred in the preparation of our planned NDA filing for SILENOR™ and in our ongoing non-

clinical studies and development of SILENOR™. An additional $0.7 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements, and $3.2 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and United States government agency and corporate notes.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 31, 2007 during which our stockholders voted on and approved the following proposals:
     Proposal 1: To elect the following nominees as Class II directors:

Name	Class	Term Expires	Votes For	Votes Withheld
Jesse I. Treu, Ph.D	II	2010	12,413,263	34,556
Daniel K. Turner III	II	2010	12,421,413	26,406
Kurt von Emster	II	2010	12,421,113	26,706
     The following Class I and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year noted:

Name	Class	Term Expires
Terrell A. Cobb	I	2009
Cam L. Garner	I	2009
Michael L. Eagle	I	2009
Kenneth M. Cohen	III	2008
David F. Hale	III	2008
Kurt Wheeler	III	2008
     Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
12,440,431	7,088	300
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
Dated: August 8, 2007

/s/ Meg M. McGilley Meg M. McGilley Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)