Form 10-Q
period 2007-09-30
Somaxon Pharmaceuticals, Inc.
filed 2007-11-08
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of November 5, 2007 was 18,452,765.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$14,068	$28,783
Short-term investments	26,730	29,131
Other current assets	1,025	515

Total current assets	41,823	58,429
Long-term restricted cash	600	600
Property and equipment, net	196	263
Other assets	60	160

Total assets	$42,679	$59,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,502	$5,731
Accrued liabilities	1,408	1,364

Total current liabilities	2,910	7,095

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 18,251 and 18,082 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	158,303	152,311
Deficit accumulated during the development stage	(118,564)	(99,958)
Accumulated other comprehensive income	28	2

Total stockholders’ equity	39,769	52,357

Total liabilities and stockholders’ equity	$42,679	$59,452

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

					Period from
					August 14,
					2003
					(inception)
	Three months ended		Nine months ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Operating expenses
License fees	$154	$204	$461	$511	$6,666
Research and development	2,843	7,906	9,636	32,547	83,793
Marketing, general and administrative expenses	3,280	2,689	10,396	8,170	29,875
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Total operating expenses	6,277	10,799	20,493	41,228	125,983

Loss from operations	(6,277)	(10,799)	(20,493)	(41,228)	(125,983)
Interest and other income	564	965	1,887	3,123	7,419

Net loss	(5,713)	(9,834)	(18,606)	(38,105)	(118,564)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(5,713)	$(9,834)	$(18,606)	$(38,105)	$(118,650)

Basic and diluted net loss per share	$(0.31)	$(0.55)	$(1.02)	$(2.12)
Shares used to calculate net loss per share	18,231	18,007	18,166	17,968
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through September 30, 2007 (unaudited)
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through September 30, 2007 (unaudited)
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred				Additional	Deferred	During the	Other
	Stock		Stock		Common Stock		Paid-in	Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	Total
Net loss	—	$—	—	$—	—	$—	$—	$—	$(46,410)	$—	$(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123R	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Share-based compensation related to employee stock options	—	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$2	$152,311	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$—	$(18,606)	$—	$(18,606)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	26	26

Comprehensive loss											(18,580)
Exercise of stock options	—	—	—	—	169	—	681	—	—	—	681
Share-based compensation related to employee stock options	—	—	—	—	—	—	5,225	—	—	—	5,225
Consultant stock option expense	—	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	—	13	—	—	—	13

Balance at September 30, 2007	—	$—	—	$—	18,251	$2	$158,303	$—	$(118,564)	$28	$39,769

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from
			August 14,
			2003
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(18,606)	$(38,105)	$(118,564)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	86	74	268
Amortization of debt investment discount or premium	(18)	—	(172)
Stock option expense	5,298	3,285	11,616
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	1	—	3
Changes in operating assets and liabilities
Other current assets	(510)	601	(1,025)
Other assets	100	17	(60)
Accounts payable	(4,229)	(2,145)	1,502
Accrued liabilities	57	75	1,400

Net cash used in operating activities	(17,821)	(36,198)	(99,282)

Cash flows from investing activities
Purchases of property and equipment	(20)	(163)	(467)
Purchases of short-term investments	(39,099)	(19,507)	(74,817)
Sales and maturities of short-term investments	41,544	2,000	48,287
Restricted cash deposit	—	(600)	(600)

Net cash provided from (used in) investing activities	2,425	(18,270)	(27,597)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Exercise of stock options	681	126	1,076

Net cash provided from financing activities	681	126	140,947

Increase (Decrease) in cash and cash equivalents	(14,715)	(54,342)	14,068
Cash and cash equivalents at beginning of the period	28,783	100,918	—

Cash and cash equivalents at end of the period	$14,068	$46,576	$14,068

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,489
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
     The Company has in-licensed two product candidates in addition to SILENOR™. The Company has completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company is evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. The Company is also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. The Company has completed a Phase 1 clinical trial of several formulations of acamprosate and is currently analyzing the data from this trial.
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it prepares the NDA filing for SILENOR™ and seeks its commercialization, and to the extent it continues to engage in development activities for its other product candidates. The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the Company’s financial condition. The ability to implement the Company’s business strategy, including conducting current development programs, commercializing products, and potentially in-licensing other products, could be limited.
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
     Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2006.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s EPS calculations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator
Net loss	$(5,713)	$(9,834)	$(18,606)	$(38,105)

Denominator
Weighted average common shares	18,240	18,071	18,182	18,054
Weighted average unvested common shares subject to repurchase	(9)	(64)	(16)	(86)

Denominator for basic and diluted net loss per share	18,231	18,007	18,166	17,968

Basic and diluted net loss per share	$(0.31)	$(0.55)	$(1.02)	$(2.12)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	3,159	2,389	3,000	2,290
Weighted average unvested common shares subject to repurchase	9	64	16	86

Total weighted average anti-dilutive securities not included in diluted net loss per share	3,168	2,453	3,016	2,376

Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recognized a $635,000 reduction in gross deferred tax assets, offset by an equal reduction in the deferred tax asset valuation allowance. None of the amount included in the balance of unrecognized tax benefits at January 1, 2007 would affect the effective tax rate if recognized because the Company’s deferred tax assets are fully reserved. Included in the balance of unrecognized tax benefits at January 1, 2007, are $635,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. There was no change in the unrecognized tax benefits reflected in our financials as of September 30, 2007. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.
     The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of September 30, 2007.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The Company is subject to taxation in the United States and California. The Company’s tax years for 2003 and forward are subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research and development credits.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Short-term Investments
     Cash, cash equivalents, and short-term investments consisted of the following at September 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$7,383	$—	$—	$7,383
Commercial paper and corporate notes	27,419	26	(4)	27,441
United States government agency notes	5,968	6	—	5,974

Total cash, cash equivalents and investments	$40,770	$32	$(4)	$40,798

     Cash, cash equivalents, and short-term investments consisted of the following at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$7,947	$—	$—	$7,947
Commercial paper and corporate notes	38,283	8	—	38,291
United States government agency notes	11,682	—	(6)	11,676

Total cash, cash equivalents and investments	$57,912	$8	$(6)	$57,914

     There were no realized gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2007 and for the year ended December 31, 2006. At September 30, 2007, and December 31, 2006, the Company also had a $600,000 restricted cash balance for a deposit on the Company’s office space (see Note 4). This restricted cash is invested in certificates of deposit.
Other Current Assets
     Other current assets consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Investment interest receivable	$141	$190
Prepaid insurance	307	58
Deposits and prepaid clinical research fees	401	163
Other current assets	176	104

Total other current assets	$1,025	$515

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Property and Equipment
     Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Office furniture and equipment	$226	$213
Computer equipment	237	232

Property and equipment, at cost	463	445
Less: accumulated depreciation	(267)	(182)

Property and equipment, net	$196	$263

     Depreciation expense was $28,000 and $31,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $86,000 and $74,000 for the nine months ended September 30, 2007 and 2006, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Accrued license fees	$135	$139
Accrued compensation and benefits	1,211	1,182
Other accrued liabilities	62	43

Total accrued liabilities	$1,408	$1,364

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

     The following table summarizes stock-based compensation expense, a non-cash expense, recorded under SFAS No. 123(R):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense included in research and development expense	$433	$230	$1,246	$616
Stock-based compensation expense included in marketing, general and administrative expense	1,375	1,033	3,979	2,550

Total stock-based compensation expense	$1,808	$1,263	$5,225	$3,166

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. As of September 30, 2007, 481,000 shares of common stock were reserved for issuance under the ESPP. The ESPP contains an “evergreen provision” that allows for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 181,000 additional shares were reserved for issuance beginning January 1, 2007. As of September 30, 2007, no shares were issued under the ESPP.
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
     As of September 30, 2007, 2,929,000 shares of common stock were reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of each fiscal year beginning January 1, 2007 and expiring January 1, 2015 equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. Under the evergreen provision, 904,000 additional shares were reserved for issuance beginning January 1, 2007.
     The Company’s stock options generally vest over a four year term for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific targets generally relating to the acceptance or approval by the FDA of the NDA for SILENOR™. Certain of the stock options were exercised in advance of becoming vested and any unvested shares are subject to repurchase by the Company at the original exercise price in the event of termination or separation. The Company recognized a liability for the proceeds received from the exercise of unvested options of $9,000 and $22,000 at September 30, 2007 and December 31, 2006, respectively. No unvested shares have been repurchased by the Company as of September 30, 2007.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2005	1,366	$4.62

Stock options granted during 2006	1,073	12.68	$9.07
Stock options exercised during 2006	(37)	3.94
Stock options forfeited during 2006	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

Stock options granted year-to-date 2007	1,012	12.58	$8.87
Stock options exercised year-to-date 2007	(166)	4.08
Stock options forfeited year-to-date 2007	(76)	10.48

Outstanding at September 30, 2007	3,144	$9.77

     The intrinsic value of exercised stock options is the difference between the fair value of the stock at the date of exercise and the exercise price. During the nine month period ended September 30, 2007, employees and directors exercised 166,000 stock options with an intrinsic value of $1,750,000. During the nine month period ended September 30, 2006, employees and directors exercised 26,000 stock options with an intrinsic value of $212,000.
     At September 30, 2007, of the 3,144,000 employee and director stock options outstanding, 1,189,000 were vested and 1,955,000 were unvested. The weighted average remaining vesting term was 2.0 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $14,609,000. Based on a closing stock price of $10.17 per share at September 28, 2007, the intrinsic value of outstanding employee and director stock options at September 30, 2007 was $6,530,000 and the intrinsic value of exercisable stock options was $3,928,000.
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2007	2006
Risk free interest rate	4.18% to 4.86%	4.31% to 5.10%
Expected term	6.25 years	6.25 years
Expected volatility	70% to 79%	76% to 85%
Weighted average volatility	76%	78%
Expected dividend yield	0%	0%
Fair value of underlying stock	$11.00 to $15.00	$10.35 to $19.74
     In addition to the outstanding stock options held by employees and directors, the Company had 34,000 stock options which had been granted to consultants outstanding as of September 30, 2007, of which 33,000 were vested and 1,000 were unvested. No stock options were granted to consultants during the nine month periods ended September 30, 2007 and 2006. During the nine month period ended September 30, 2007, consultants exercised 3,000 stock options with a weighted average exercise price of $1.20 per share. No stock options were exercised by consultants during the nine month period ended September 30, 2006. In accordance with Emerging Issues Task Force (“EITF”) Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Stock options granted to consultants resulted in expense of $15,000 and $14,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $73,000 and $119,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Stock option expense for consultants is included within research and development expense.
     A summary of all stock options outstanding at September 30, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$ 1.20 to $ 3.00	877	7.6 Years	$2.60	528	7.5 Years	$2.52
$ 8.40 to $10.99	659	8.3 Years	10.58	270	8.3 Years	10.58
$11.00 to $13.99	1,074	9.1 Years	11.80	177	8.2 Years	11.50
$14.00 to $15.99	402	9.2 Years	15.05	189	8.9 Years	15.24
$16.00 to $19.74	166	8.6 Years	18.34	58	8.6 Years	18.29

Total stock options outstanding	3,178	8.5 Years	$9.76	1,222	8.1 Years	$8.32

     A summary of all stock options outstanding at December 31, 2006 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$ 1.20 to $ 3.00	1,018	8.3 Years	$2.51	493	8.2 Years	$2.35
$ 8.40 to $10.99	709	9.0 Years	10.58	3	8.8 Years	8.70
$11.00 to $13.99	313	8.9 Years	11.28	119	8.9 Years	11.48
$14.00 to $15.99	205	9.5 Years	15.23	85	9.4 Years	15.32
$16.00 to $19.74	166	9.3 Years	18.34	—	9.3 Years	18.34

Total stock options outstanding	2,411	8.8 Years	$8.20	700	8.5 Years	$5.51

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
	(in thousands)
Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(1,012)	—
Forfeitures	76	—

Shares available for issuance at September 30, 2007	633	481

Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $9,285,000. The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, the majority of which pertains to nalmefene, as well as revenue-based royalty payments. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, $10,325,000 of the $11,325,000 of milestones would not be paid. Minimum license payments are subject to increase based on timing of various milestones and the extent to which the in-licensed technologies are used in various treatments. The remaining $1,000,000 represents a milestone payment owed to ProCom One (“ProCom”) upon approval of our NDA for SILENOR™. This milestone payment is not reflected in the September 30, 2007 financials as it is not considered to be incurred at this time.
     Dosing has been completed in a Phase 1 clinical trial of several formulations of acamprosate, and the data from this study is currently being analyzed. Results are expected by the end of 2007. A milestone payment of $150,000 will be owed if the data shows positive results. This milestone payment is not reflected in the September 30, 2007 financial results as it is not known at this time whether the results from the study will be positive.
     The Company has contracted with clinical research organizations (“CROs”), drug manufacturers, and other vendors to assist in clinical trial work, analysis, and the filing of the NDA with the FDA. The contracts are cancelable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     The Company subleases approximately 25,700 square feet of office space for its corporate headquarters under a sublease agreement which commenced in June 2006 and expires in February 2013. The Company is obligated to make base lease payments which increase at each annual lease anniversary and range from $80,000 per month in the first year of the lease to a maximum of $95,000 per month for the period from July 2012 through expiration in February 2013, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related liability recorded for the cumulative difference between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease also terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $500,000 if the termination occurs prior to July 1, 2008, and $350,000 if the termination occurs on or after July 1, 2008.
     The Company is also obligated under various operating leases for office equipment. Rent expense was $263,000 and $302,000 for the three month periods ended September 30, 2007 and 2006, respectively and $797,000 and $420,000 for the nine month periods ended September 30, 2007 and 2006, respectively.
     At September 30, 2007, the future minimum lease payments for the years then ended are as follows (dollar amounts are in thousands):

2007 (remaining 3 months)	$249
2008	1,008
2009	1,032
2010	1,063
2011	1,095
Thereafter	1,223

Total	$5,670

Note 5. Related Party Transactions
     The Company in-licenses certain technologies from ProCom. As part of the in-license agreement, ProCom has the right to designate one nominee to the Company’s Board of Directors. The in-license agreement also provides a consulting arrangement for two ProCom individuals, under which the Company paid a total of $64,000 during both of the three month periods ended September 30, 2007 and 2006 and $191,000 during both of the nine month periods ended September 30, 2007 and 2006.
     The two individuals from ProCom had an aggregate of 120,000 stock options outstanding at September 30, 2007 of which 95,000 shares were vested. The weighted average exercise price was $11.26 and none of the stock options have been exercised as of September 30, 2007.
     The Company’s outside legal counsel holds 13,000 shares of common stock at September 30, 2007 as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $60,000 and $72,000 for legal services rendered by the Company’s outside counsel during the three month periods ended September 30, 2007 and 2006, respectively and $299,000 and $566,000 during the nine month periods ended September 30, 2007 and 2006, respectively.
Note 6. Subsequent Event
     On October 8, 2007, the Company’s board of directors approved the issuance of an aggregate of 200,000 shares of restricted common stock to the Company’s executive officers and its Chairman of the Board. The stock price at the date of grant was $11.40, yielding an aggregate grant date fair value of $2,280,000. The shares vest upon achievement of certain performance conditions, with 25% of the shares vesting upon acceptance of the SILENOR™ NDA by the FDA, and the remaining 75% vesting upon approval of the SILENOR™ NDA by the FDA. The Company will recognize expense related to these restricted shares over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. In the event of a change in control of the Company prior to the vesting dates, with respect to the executive officers, 50% of the shares would vest and 50% would convert into the right to receive cash based on the value of the transaction, with

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
such cash payment deferred until the performance objectives have been obtained. In the event of a termination without cause or a resignation for good reason after such a change in control with respect to any such executive officer, all of such cash would be paid upon such termination or resignation. In the event of a change in control of the Company prior to the vesting dates, with respect to the Chairman of the Board, all of the shares would vest upon consummation of the change in control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2006 and the caption “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2007.
Overview
     Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We are currently in the process of preparing the New Drug Application, or NDA, for our lead product candidate, SILENOR™ (doxepin hydrochloride) for the treatment of insomnia, which we plan to submit to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2008. We completed our Phase 3 clinical program for SILENOR™ in 2006. Our four Phase 3 clinical trials for SILENOR™ demonstrated statistically significant and clinically meaningful improvements across multiple endpoints measuring sleep onset, sleep maintenance and prevention of early awakenings. The clinical trial results also demonstrated a favorable safety and tolerability profile, with the overall incidence of adverse events comparable to placebo, a low discontinuation rate and no evidence of dependency, withdrawal, tolerance or amnesia.
     Based on a request in May 2006 from the FDA in connection with a planned meeting with the FDA for SILENOR™, we initiated a non-clinical program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. The FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the original NDA for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA and in February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.
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
     We submitted a protocol for the 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, or CAC. This study was initiated in May 2007. We have also completed dose range finding studies in preparation for a standard two-year carcinogenicity study, and we submitted a protocol with our dosing recommendations for a two-year rat carcinogenicity study to the CAC. The CAC provided feedback on our dosing recommendations for this study, and we initiated the study in August 2007.
     In June 2007, we completed our reproductive toxicology studies. Our interpretation of the study results is that they are consistent with our prior assessment of the safety profile of SILENOR™. We intend to include the results from these studies as part of our planned initial NDA submission for SILENOR™.
     We believe that the commercial success of SILENOR™ will largely depend on gaining access to the highest prescribing physicians. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent approximately half of the top decile of prescribers of insomnia treatments. Primary care physicians are also very important, given that according to IMS Health they wrote more than 60% of the prescriptions for insomnia during 2006. With this in mind, we are in discussions with a number of pharmaceutical companies with the goal of optimizing the commercial success of SILENOR™. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENOR™, an acquisition of our business relating to SILENOR™, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
     We have in-licensed two product candidates in addition to SILENOR™. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program. We are also developing a new formulation of acamprosate calcium for the treatment of certain movement disorders. Acamprosate is a compound characterized by poor bioavailability (11%). As a result, the approved form of acamprosate requires patients to take two tablets, three times a day for the current indication. If a formulation is achieved that can significantly reduce the amount of drug required to demonstrate a clinical effect, it may result in less frequent and/or lower dosages than required using the approved form of the drug. We have completed dosing in a Phase 1 clinical trial of several formulations of acamprosate, and data from this trial is currently being analyzed. We expect to announce results by the end of 2007.
     We are a development stage company and have incurred significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $118.6 million. We expect our accumulated deficit to continue to increase for the next several years as we pursue the clinical development and market launch of SILENOR™ and selectively pursue development of our other product candidates.
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
     Clinical Trial, Non-clinical Study and New Drug Application Expenses
     Expenditures relating to our clinical trials, non-clinical studies, and our NDA filing for SILENOR™ are expensed as incurred and included within research and development expenses. Our clinical trials, non-clinical studies, and NDA expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct and manage clinical trials, non-clinical studies and regulatory filings on our behalf. Measurement of expenses related to our clinical trials, non-clinical studies, and NDA preparation require judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.

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
     Share-based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors, including stock option grants, based on estimated fair values. SFAS No. 123(R) could potentially be applicable to all of our stock option plans and our employee stock purchase plan; however, its provisions apply only to our stock option plans because our employee stock purchase plan is non-compensatory under the terms of SFAS No. 123(R).
     Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs into an option valuation model, such as the Black-Scholes model which we use. The grant date fair value of share-based payment awards and the amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of our future volatility, employee exercise behavior, and the number of options expected to ultimately vest. Our expected future volatility is based on the volatility for comparable companies because the volatility of our own stock price does not have sufficient observable history. Our common stock did not trade in an active market prior to our initial public offering in December 2005. As a result, periodic common stock price observations were unavailable prior to our initial public offering. In estimating the expected service period for our options, we applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, which provides a formula-driven approach for determining the expected service period. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
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
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated. In addition, $18.3 million of our federal net operating loss carryforwards, $17.3 million of our state net operating loss carryforwards, and $0.9 million of our federal research and development credits were subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes are determined to have occurred under the provisions of Sections 382 and 383 of the Internal Revenue Code.

Results of Operations
Comparisons of the Three Months Ended September 30, 2007, 2006 and 2005
     License fees. License fees for the three month periods ended September 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	4	54	24	(50)	30	-93%	125%
Acamprosate	150	150	75	—	75	0%	100%

Total license fees	$154	$204	$99	$(50)	$105	-25%	106%

     License fees decreased $0.1 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 primarily due to a milestone payment made upon completion of the pilot nalmefene smoking cessation clinical trial in the third quarter of 2006.
     License fees increased $0.1 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to an increase in quarterly payments to our licensor for acamprosate
     Research and Development Expenses. Research and development expenses for the three month periods ended September 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
SILENOR™ development work	$804	$4,426	$8,616	$(3,622)	$(4,190)	-82%	-49%
Nalmefene and acamprosate development work	—	1,715	1,601	(1,715)	114	-100%	7%
Personnel and other costs	1,591	1,521	636	70	885	5%	139%
Employee and consultant stock options	448	244	84	204	160	84%	190%

Total research and development expense	$2,843	$7,906	$10,937	$(5,063)	$(3,031)	-64%	-28%

     Research and development expenses decreased $5.1 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 primarily due to a $3.6 million decrease in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses for 2007 relate primarily to non-clinical studies and expenses incurred in the preparation of our NDA. Expenses related to our acamprosate and nalmefene clinical programs decreased $1.7 million primarily due to the completion of our nalmefene clinical trials for smoking cessation and the treatment of pathological gambling at the end of 2006. During the first half of 2007, we incurred costs relating to our acamprosate Phase 1 clinical trial. This trial has since been completed and we are currently analyzing the data. Employee and consultant stock option expense, which is a non-cash expense, increased $0.2 million primarily due to stock options granted subsequent to the third quarter of 2006.

     Research and development expenses decreased $3.0 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to a $4.2 million decrease in expenses associated with SILENOR™ clinical trials as a result of enrollment in our SILENOR™ Phase 3 clinical trials being complete as of the end of the third quarter of 2006. We were actively enrolling patients in our SILENOR™ Phase 3 clinical trial program during the third quarter of 2005. This $4.2 million decrease in expenses associated with SILENOR™ clinical trials was offset by a $0.9 million increase in personnel and other costs mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Employee and consultant stock option expense increased $0.2 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three month periods ended September 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
Marketing, personnel and general costs	$1,905	$1,656	$933	$249	$723	15%	77%
Employee and director stock option expense	1,375	1,033	435	342	598	33%	137%

Total marketing, general and administrative expenses	$3,280	$2,689	$1,368	$591	$1,321	22%	97%

     Marketing, general and administrative expenses increased $0.6 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 due to a $0.2 million increase in marketing, personnel and general costs as a result of an increase in headcount and related expenses for our marketing, general and administrative functions, as well as higher professional fees. In addition, share-based compensation expense increased $0.3 million due to stock options granted subsequent to the third quarter of 2006.
     Marketing, general and administrative expenses increased $1.3 million for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 primarily due to a $0.7 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in headcount and related expenses for our marketing, general and administrative functions as our operations continued to grow, and an increase in market research efforts. Share-based compensation increased $0.6 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options.
     Interest and Other Income. Interest and other income for the three month periods ended September 30, 2007, 2006, and 2005 are summarized in the following table.

	Three Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
Interest and other income	$564	$965	$520	$(401)	$445	-42%	86%

     Interest and other income decreased $0.4 million for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 primarily due to lower average cash balances during the third quarter of 2007 compared to the third quarter of 2006 as a result of continued net losses as a development stage company.
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

     Comparisons of the Nine Months Ended September 30, 2007, 2006 and 2005
     License fees. License fees for the nine month periods ended September 30, 2007, 2006 and 2005 are summarized in the following table.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	11	61	65	(50)	(4)	-82%	-6%
Acamprosate	450	450	276	—	174	0%	63%

Total license fees	$461	$511	$341	$(50)	$170	-10%	50%

     License fees decreased $0.1 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 primarily due to a milestone payment made upon completion of the pilot nalmefene smoking cessation clinical trial in the third quarter of 2006.
     License fees increased $0.2 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to an increase in quarterly license payments to our licensor for acamprosate.
     Research and Development Expenses. Research and development expenses for the nine month periods ended September 30, 2007, 2006 and 2005 are summarized in the following table.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
SILENOR™ development work	$3,320	$22,540	$13,138	$(19,220)	$9,402	-85%	72%
Nalmefene and acamprosate development work	—	5,438	2,750	(5,438)	2,688	-100%	98%
Personnel and other costs	4,998	3,834	1,561	1,164	2,273	30%	146%
Employee and consultant stock options	1,318	735	128	583	607	79%	474%

Total research and development expense	$9,636	$32,547	$17,577	$(22,911)	$14,970	-70%	85%

     Research and development expenses decreased $22.9 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 primarily due to a $19.2 million decrease in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses for 2007 relate primarily to non-clinical studies and expenses incurred in the preparation of our NDA filing. Expenses related to our nalmefene and acamprosate clinical programs decreased $5.4 million primarily due to the completion of our nalmefene clinical trials for the treatment of pathological gambling and smoking cessation at the end of 2006. During the first half of 2007, we incurred costs relating to our acamprosate Phase 1 clinical trial. This trial has since been completed and we are currently analyzing the data. During 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Personnel and other costs increased $1.2 million primarily due to an increase in salary and overhead costs as a result of higher research and development headcount in place during 2007 compared to 2006, as well as higher facility costs and consulting fees. Employee and consultant stock option expense, which is a non-cash expense, increased $0.6 million primarily due to stock options granted subsequent to the third quarter of 2006.

     Research and development expenses increased $15.0 million during the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to a $9.4 million increase in expenses associated with SILENOR™ clinical trials as a result of four Phase 3 clinical trials being underway during the nine month period ended September 30, 2006 compared to two Phase 3 clinical trials being underway during the nine month period ended September 30, 2005. In addition, expenses associated with nalmefene clinical trials increased $2.2 million primarily due to the pathological gambling clinical trial having significantly greater efforts underway during 2006. Expenses associated with acamprosate clinical trials increased $0.5 million as increased drug formulation efforts were underway during 2006. Additionally, personnel and other costs increased $2.3 million mainly due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Finally, employee and consultant stock option expense increased $0.6 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine month periods ended September 30, 2007, 2006 and 2005 are summarized in the following table.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
Marketing, personnel and general costs	$6,416	$5,620	$2,464	$796	$3,156	14%	128%
Employee and director stock option expense	3,980	2,550	596	1,430	1,954	56%	328%

Total marketing, general and administrative expenses	$10,396	$8,170	$3,060	$2,226	$5,110	27%	167%

     Marketing, general and administrative expenses increased $2.2 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 due to a $0.8 million increase in marketing, personnel and general costs as a result of an increase in headcount and related expenses for our marketing, general and administrative functions, as well as higher professional fees and higher facility costs. In addition, share-based compensation increased $1.4 million due to stock options granted subsequent to the third quarter of 2006.
     Marketing, general and administrative expenses increased $5.1 million for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005 primarily due to a $3.2 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in marketing, general and administrative headcount as our operations continued to grow, and an increase in market research efforts. Share-based compensation increased $2.0 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006, resulting in the recognition of share-based compensation expense associated with our stock options.
     Interest and Other Income. Interest and other income for the nine month periods ended September 30, 2007, 2006 and 2005 are summarized in the following table.

	Nine Months Ended September 30,			Dollar Change		Percent Change
				2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
		(dollar amounts in thousands)
Interest and other income	$1,887	$3,123	$752	$(1,236)	$2,371	-40%	315%

     Interest and other income decreased $1.2 million for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 primarily due to lower average cash balances during the first nine months of 2007 compared to the first nine months of 2006 as a result of continued net losses as a development stage company.

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
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through September 30, 2007, we have received net proceeds of approximately $140.9 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the warrant to purchase Series C redeemable preferred stock was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million;

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock; and

•	since inception on August 14, 2003 through September 30, 2007, we have issued approximately 342,000 shares of common stock upon exercise of stock options from which we received aggregate proceeds of $1.1 million.
     As of September 30, 2007, we had $40.8 million in cash, cash equivalents and short-term investments. We have invested a substantial portion of our available cash funds in commercial paper and corporate and United States government agency notes, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the nine month period ended September 30, 2007, net cash used in operating activities was $17.8 million, compared to $36.2 million for the nine month period ended September 30, 2006. The decrease in net cash used in operating activities was due primarily to a reduction in our net loss as a result of the conclusion of our SILENOR™ clinical trial program and our nalmefene clinical trials for smoking cessation and the treatment of pathological gambling by the end of 2006. This was offset in part by increased salaries and overhead costs associated with an increase in employee headcount and an expansion of our facilities. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of our product candidates. We expect our operating expenses to be substantial over the next few years as we seek to file our NDA for SILENOR™ with the FDA, commercialize SILENOR™ and selectively further the development and advancement of our other product candidates.
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

     The following table describes our commitments to settle contractual obligations in cash as of September 30, 2007:

	Payments Due by Period
		2008	2010
	Remainder	through	through	After
	of 2007	2009	2011	2011	Total
	(in thousands)
Operating lease obligations	$249	$2,040	$2,158	$1,223	$5,670
Payments under license agreements	150	1,230	1,230	6,675	9,285

Total	$399	$3,270	$3,388	$7,898	$14,955

     In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events, the majority of which pertains to nalmefene. We are assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, $10.3 million of the $11.3 million of milestone payments would not be paid. The remaining $1.0 million milestone payment is payable to ProCom One upon approval of our NDA for SILENOR™. This milestone payment is not reflected in our September 30, 2007 financial statements as it is not considered to be incurred at this time. Minimum license payments are subject to increase based on the timing of various milestones and the extent to which the licensed technologies are pursued for other indications. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.
     We have completed dosing in a Phase 1 clinical trial of several formulations of acamprosate, and the data is currently being analyzed. We expect to have results by the end of 2007. We will owe a milestone payment of $0.2 million if the data from this trial shows positive results. This milestone payment is not reflected in the September 30, 2007 financial results as it is not known at this time whether the results from the trial will be positive.
     We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and non-clinical studies, and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements.
We do not have any off-balance sheet arrangements.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the costs and timing of regulatory approvals;

•	the progress of our non-clinical studies and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including with ProCom One, BioTie Therapies and/or Synchroneuron;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2007, will be sufficient to fund our operations through at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and investments at September 30, 2007 consisted primarily of money market funds, commercial paper and corporate and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to interest rate sensitivity risks that would affect their value because the interest paid on such funds fluctuates with the prevailing interest rate.
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
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our ongoing 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We have submitted a protocol for a 26-week transgenic mouse carcinogenicity study to the FDA’s Carcinogenicity Assessment Committee, or CAC. We initiated the study in May 2007. If the CAC requires modification of the protocol, we may have to modify or reinitiate the study, which may result in a delay and additional cost in completing the study. We have also completed dose range finding studies in preparation for a standard two-year carcinogenicity study, and we submitted a protocol with our dosing recommendations for a two-year rat carcinogenicity study to the CAC. The CAC provided feedback on our dosing recommendations for this study, and we initiated the study in August 2007.
     In June 2007, we completed our reproductive toxicology studies. We believe the results from these studies do not unfavorably impact the safety profile of SILENOR™. We intend to include the results from these studies as part of the initial NDA submission for SILENOR™.
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
     Even if SILENOR™ receives FDA approval, it may never be successfully commercialized. We believe that the commercial success of SILENOR™ will largely depend on gaining access to the highest prescribing physicians. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent approximately half of the top decile of prescribers of insomnia treatments. Primary care physicians are also very important, given that according to IMS Health they wrote more than 60% of the prescriptions for insomnia during 2006. With this in mind, we are in discussions with a number of other pharmaceutical companies with the goal of optimizing the commercial success of SILENOR™. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction relating to SILENOR™, an acquisition of our business relating to SILENOR™, or a transaction to acquire our company as a whole.  However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
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
     We are developing SILENOR™ for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-acting hypnotics, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-acting hypnotic product, Ambien. An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-acting hypnotic, has been submitted to the FDA. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine has resubmitted its NDA for indiplon immediate release capsules. Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and has indicated it will require additional Phase 3 clinical trials before seeking FDA approval. In addition, Takeda Pharmaceuticals North America, Inc. has conducted a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem™ and 3 mg of doxepin in patients with insomnia.
     Several companies, including Sanofi-Synthélabo, Inc., Arena Pharmaceuticals, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several other companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-acting hypnotic, and Actelion Pharmaceuticals Ltd., which is developing an orexin antagonist.
     Furthermore, the original patent for Sanofi-Synthélabo, Inc.’s form of zolpidem (Ambien), which accounted for $2.4 billion of the $4.6 billion insomnia market in 2006, has expired. Generic versions of Ambien have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.
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
     We are developing a new formulation of acamprosate for the treatment of tardive dyskinesia. There are no FDA-approved products for the treatment of tardive dyskinesia, although several companies are reportedly in Phase 2 and Phase 3 clinical trials to evaluate product candidates for this condition. Juvantia Pharma Ltd. and Santhera Pharmaceuticals Holding AG are investigating fipamezole, an adrenergic antagonist, in Phase 2 clinical trials for treatment-associated dyskinesias in Parkinson’s disease. This or other product candidates may be approved by the FDA or other regulatory authorities and commercialized ahead of acamprosate.
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
     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective and useful and less costly than ours and may also be more successful than we are in manufacturing and marketing their products.
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
     Due to some prior art that was identified, we initiated a reexamination of one of the patents we have in-licensed covering SILENOR™, specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings have terminated and the USPTO has issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We have also requested reissue of this same patent to add intermediate dosage ranges below 10 mg and to consider some additional prior art. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we are seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO relates to dosages above 10 mg. We have filed a response with the USPTO seeking to overcome these objections. Our failure to overcome these objections or any additional objections that may be raised by the USPTO could result in additional narrowing or cancellation of some or all of the claims of this patent.
     Restrictions on our patent rights relating to our product candidates and limitations on our other intellectual property rights may limit our ability to prevent third parties from competing against us.
     Our success will depend on our ability to obtain and maintain patent protection for SILENOR™ and our other product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of any of our product candidates. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our product candidates so long as the competitors do not infringe any method of use or formulation patents that we may hold.

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
     Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. One of our in-licensed patents covering SILENOR™ is currently involved in post-issuance proceedings in the USPTO, and multiple other in-licensed applications and internally developed applications are pending. No assurance can be given that any claims in the in-licensed patent will survive those proceedings in their current form, or at all, and the USPTO or other applicable regulatory authorities may not allow pending applications to result in issued patents with the claims we are seeking, or at all. In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims.
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
     Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials, could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or could cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing our product candidates and generating revenues from their sale. In addition, the FDA may require, or we may decide to undertake, additional clinical trials to support the safety profile of SILENOR™.
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
     We do not manufacture any of our product candidates, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of our SILENOR™

product candidate, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENOR™. We have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for our product candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch our products, if approved, or provide product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
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
     Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through clinical trials that the product is safe and effective for use in each target indication. Although we have successfully completed all of our planned four Phase 3 clinical trials for SILENOR™, we have not received regulatory approval to market SILENOR™ in any jurisdiction. In addition, we have not completed all clinical trials for our other product candidates.
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
     As of September 30, 2007, we had 35 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities and commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     In addition, we have advisors who assist us in formulating our product development, clinical, regulatory and commercialization strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development or commercialization of products that may compete with ours.
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

     The development and approval of SILENOR™ as well as the development of our sales and marketing organizations, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2007, will be sufficient to fund our operations through at least the next twelve months. We believe that these funds will allow us to finance our ongoing and planned development work and our planned NDA submission for SILENOR™. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing in the future. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
     We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $18.6 million for the nine month period ended September 30, 2007, $46.4 million for the year ended December 31, 2006 and $38.5 million for the year ended December 31, 2005. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Risks Relating to Securities Markets and Investment in Our Stock
     There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering through November 5, 2007, the trading prices for our common stock have ranged from a high of $21.24 to a low of $5.42.

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
     As of November 1, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 62.7% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
     Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2007 will be sufficient to fund our operations through the next twelve months. Because we will need to raise additional capital to fund our commercialization plans and clinical development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, will result in dilution to investors.

     We expend substantial costs and management resources as a result of changes in laws and regulations relating to corporate governance matters.
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. We were required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. The Public Company Accounting Oversight Board approved a new auditing standard, Auditing Standard No. 5 in June 2007. In conjunction with this new auditing standard, the Securities and Exchange Commission issued guidance for management for complying with the requirements of Section 404. This new auditing standard and the related management guidance provide a more risk-based approach to compliance and testing under Section 404. However, we still expect to incur substantial costs and to devote significant management of resources to corporate governance matters. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended September 30, 2007.
Use of Proceeds
     Our initial public offering of common stock was affected through a Registration Statement on Form S-1 (File No. 333-128871) that was declared effective by the Securities and Exchange Commission on December 14, 2005. Subsequently, 5,000,000 shares of common stock were sold on our behalf on December 20, 2005, at an initial public offering price of $11.00 per share for aggregate gross proceeds of $55.0 million. Our initial public offering was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC.
     We paid to the underwriters underwriting discounts and commissions totaling approximately $3.9 million and incurred additional expenses associated with the offering of approximately $1.3 million. When aggregated, total offering expenses were approximately $5.2 million, resulting in net offering proceeds to us of approximately $49.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
     As of September 30, 2007, we had used $9.0 million of the net proceeds from our initial public offering with approximately $2.3 million spent for work incurred in the preparation of our planned NDA filing for SILENOR™ and in our ongoing non-clinical studies and development of SILENOR™. An additional $0.9 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements, and $5.8 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and corporate and United States government agency notes.
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
Dated: November 8, 2007

/s/ Meg M. McGilley
Meg M. McGilley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)