Form 10-K
period 2007-12-31
Somaxon Pharmaceuticals, Inc.
filed 2008-03-12
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $12.16 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 3, 2008 was 18,432,757.

SOMAXON PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2007

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about the potential for the U.S. Food and Drug Administration, or FDA, to require preclinical, clinical or other requirements to support acceptance for filing of the New Drug Application, or NDA, for SILENORtm, or the imposition of additional requirements to be completed before or after regulatory approval; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of SILENORtm is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the potential for SILENORtm to receive regulatory approval for one or more indications and with a label that is consistent with our patent protection on a timely basis or at all; the timing and results of preclinical studies for SILENORtm, and the FDA’s agreement with our interpretation of such results; the potential to enter into and the terms of any strategic transaction relating to SILENORtm; the scope, validity and duration of patent protection and other intellectual property rights for SILENORtm; whether such patent protection provides exclusivity for SILENORtm; estimates of the potential markets for SILENORtm and our ability to compete in these markets; our products, our expected future revenues, operations and expenditures and projected cash needs; and other risks detailed below in Part I — Item 1A “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in Delaware in August 2003. Our principal executive offices are located at 3721 Valley Centre Drive, Suite 500, San Diego, California 92130, and our telephone number is (858) 480-0400. Our website address is www.somaxon.com. The information on, or accessible through, our website is not part of this report. Unless the context requires otherwise, references in this report and the information incorporated herein by reference to “Somaxon,” “we,” “us” and “our” refer to Somaxon Pharmaceuticals, Inc.

We have received a Notice of Allowance from the U.S. Patent and Trademark Office for the intent-to-use trademark application for our corporate name, Somaxon Pharmaceuticalstm, for use in connection with pharmaceutical preparations for the treatment of neurological, psychiatric and rheumatologic disorders. We have obtained foreign trademark registrations for the trademark SOMAXON PHARMACEUTICALS in Europe, Japan and Australia and have a pending foreign trademark application for the same mark in Canada. We have also applied for trademark registration for SILENORtm in the U.S., Canada and Mexico, and have obtained a registration for this mark in Europe. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview

We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We have completed our Phase 3 clinical program for our lead product candidate, SILENORtm (doxepin hydrochloride) for the treatment of insomnia. We recently completed our NDA for SILENORtm and submitted it to the FDA on

January 31, 2008. We believe that the improvements in sleep onset, sleep maintenance and prevention of early awakenings and the favorable safety and tolerability profile of SILENORtm demonstrated in our clinical development program are sufficient to support a determination by the FDA that SILENORtm can be approved for the treatment of insomnia. We believe that SILENORtm is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market. Based on data from Wolters Kluwer, in 2007 the prescription market for the treatment of insomnia grew approximately 11% compared to 2006 to more than 60 million prescriptions. According to IMS Health, the insomnia market accounted for more than $3 billion in sales in 2007 despite the introduction in April 2007 of generic versions of Ambien, which was the leading prescription product at the time. We are in discussions with third parties to optimize the commercial success of SILENORtm. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm or any other product to which we acquire rights.

We have also in-licensed the product candidate nalmefene for the treatment of impulse control disorders. We have completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

SILENORtm for Insomnia

According to the American Psychiatric Association, approximately one-third of adult Americans (approximately 70 million people) are affected by insomnia. One study has found that approximately 20% of those who suffer from insomnia are treated with prescription medications. We are developing SILENORtm for the treatment of patients with insomnia. We submitted our NDA for SILENORtm to the FDA on January 31, 2008 and we believe that SILENORtm, if it is approved by the FDA, has the potential to offer significant benefits to patients with insomnia. We in-licensed the patents and the development and commercial rights to SILENORtm and we are developing the product candidate for the U.S. market. SILENORtm is an oral formulation of doxepin at strengths of 1 mg, 3 mg, and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day and is indicated for the treatment of depression and anxiety. Doxepin has a well-established safety profile, but it has a range of pharmacologic effects at high doses that were not observed in our clinical development program. Our clinical trials for SILENORtm demonstrated a favorable safety and tolerability profile, including a low dropout rate, an adverse event profile comparable to placebo, no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects. SILENORtm binds to H1 receptors in the brain and blocks histamine which is believed to play an important role in the regulation of sleep. The leading approved insomnia medications, Ambien, Sonata and Lunesta, work by binding and activating a different set of brain receptors known as gamma aminobutyric acid, or GABA, receptors. Currently approved GABA receptor-activating drugs are designated by the Drug Enforcement Administration, or DEA, as Schedule IV controlled substances, which require additional registration and administrative controls.

Our NDA for SILENORtm includes the data from our completed clinical program for SILENORtm, which included six randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of SILENORtm for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints. Four of these were Phase 3 clinical trials, the results which are summarized as follows:

•	in a clinical trial to evaluate SILENORtm in the treatment of adults (229) with chronic insomnia in a sleep laboratory setting, SILENORtm demonstrated a statistically significant improvement compared to placebo on the primary endpoint of wake after sleep onset, or WASO, a clinical measure of sleep maintenance insomnia, as well as a range of secondary endpoints including latency to persistent sleep, or LPS, a clinical measure of sleep onset and total sleep time, or TST, a clinical measure of sleep maintenance,

•	in a clinical trial to evaluate SILENORtm in the treatment of healthy adults (565) experiencing transient insomnia in a sleep laboratory setting, SILENORtm demonstrated a statistically significant improvement compared to placebo on the primary endpoint of LPS, as well as a range of secondary endpoints including

WASO, TST, and latency to sleep onset, or LSO, a patient-reported, or subjective, clinical measure of sleep onset,

•	in a clinical trial to evaluate SILENORtm in the treatment of elderly subjects (255) with primary sleep maintenance insomnia in an outpatient setting, SILENORtm demonstrated a statistically significant improvement compared to placebo in the primary endpoint of subjective total sleep time, or sTST, as well as a range of secondary endpoints including subjective wake after sleep onset, or sWASO,

•	in a clinical trial to evaluate long-term use of SILENORtm in elderly subjects (240) in both the sleep laboratory and outpatient settings, SILENORtm demonstrated a statistically significant improvement compared to placebo in the primary endpoint of WASO, as well as a range of secondary endpoints including TST, sleep efficiency, or SE, which is a clinical measure of sleep maintenance, sTST and LSO, and

•	across all of the Phase 3 clinical trials, the most frequently reported adverse events were somnolence, upper respiratory tract infection, sinusitis, nausea and hypertension; of these, somnolence was the only adverse event that was dose-related.

In addition, our NDA submission for SILENORtm includes data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of SILENORtm, which were undertaken based on a request from the FDA in May 2006. At that time the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the initial NDA submission for SILENORtm. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment.

In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.

In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our 26-week transgenic mouse carcinogenicity study of SILENORtm should be included as part of the initial NDA submission for SILENORtm. As noted above, our initial NDA submission for SILENORtm included the data from our 26-week transgenic mouse carcinogenicity study. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates in the fields of psychiatry and neurology. Our near-term focus is on seeking regulatory approval for and commercializing SILENORtm. We are in discussions with third parties to optimize the commercial success of SILENORtm. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm or any other product to which we acquire rights. We are evaluating other product candidates that are currently commercialized outside the United States, approved in the United States but with significant commercial potential for proprietary new uses, new dosages or alternative delivery systems, or in late stages of development. Specifically, we intend to:

•	Maximize the value of our lead product candidate, SILENORtm. We have successfully completed our four Phase 3 clinical trials for SILENORtm in the treatment of insomnia. We designed our Phase 3 clinical program to facilitate regulatory approval and optimize marketing claims for this product candidate. We believe that the improvements in sleep onset, sleep maintenance and prevention of early awakenings and the favorable safety and tolerability profile demonstrated in our clinical development program are sufficient to support a determination by the FDA that SILENORtm can be approved for the treatment of insomnia. We believe that SILENORtm is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large market. With this in mind, we are in discussions with a number of other companies to optimize the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing or co-promotion transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

•	Prepare for the market launch of SILENORtm. Our objective is to establish a strategic collaboration regarding the commercialization of SILENORtm. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm to specialists and high-prescribing physicians of insomnia treatments. We believe that the commercial success of SILENORtm will largely depend on gaining access to these high prescribing physicians. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent a significant percentage of the top decile of prescribers of insomnia treatments. Primary care physicians are also very important, given that according to IMS Health they wrote more than 60% of the prescriptions for insomnia during 2006. We expect that any commercial infrastructure which we build would primarily target psychiatrists, neurologists and sleep specialists but that it would have the ability to target high-prescribing primary care physicians. In order to leverage any such commercial capabilities and to seek profitability, we also are selectively evaluating co-promotion or other in-licensing arrangements for marketed or approved products that we believe would be attractive to our targeted physicians and the patients they serve.

•	Acquire or in-license late-stage development product candidates with substantial human clinical experience. We are evaluating additional opportunities to acquire or in-license product candidates to more fully exploit our clinical and regulatory capabilities. We believe the psychiatry and neurology markets are an excellent focal point for a specialty pharmaceutical company, as drugs in these classes represent significant market opportunities. To reduce the risks, costs and time-to-market of clinical development, we would focus on product candidates that are currently commercialized outside the United States, approved in the United States but with significant commercial potential for proprietary new uses, including patent-protected, marketable indications, new dosage forms or alternative delivery systems, or in late states of development.

Our Product Development Programs

Our current product development programs are focused on candidates in the fields of psychiatry and neurology. Our portfolio consists of the following two product candidates:

		Patent	Marketing
Product	Indication	Rights	Rights	Development Status
SILENOR tm	Insomnia	United States	Worldwide	NDA submitted to FDA. Includes:

Clinical data (all Phase 3 trials complete)
•   Adult 35 day trial
•   Elderly 3 month trial
•   Elderly 1 month outpatient trial
•   Adult transient insomnia trial

Clinical data (both Phase 2 trials complete)
•   Adult Trial
•   Elderly Trial

Non-clinical data
•   Genotoxicity studies (complete)
•   Reproductive toxicology studies (complete)
•   26-week transgenic mouse carcinogenicity study (complete)

Note: On-going two-year rat carcinogenicity study results intended to be submitted as a post-approval commitment

Nalmefene				Ongoing program pending evaluation
	Pathological gambling and other impulse control disorders	United States	North America	Phase 2/3 (one trial complete; results were not statistically significant)
	Smoking cessation/ nicotine dependence	United States	Worldwide	Pilot Phase 2 (one trial complete)

SILENORtm (doxepin hydrochloride) for Insomnia

Disease Background and Market Opportunity

Sleep is essential for human performance, general health and well-being. Insomnia, the most common sleep complaint across all stages of adulthood, is a condition characterized by difficulty falling asleep, waking frequently during the night or too early, or waking up feeling unrefreshed. According to the American Psychiatric Association, approximately one-third of adult Americans (approximately 70 million people) are affected by insomnia. One study has found that only approximately 20% of those who suffer from insomnia are currently treated with prescription medications. Chronic insomnia, insomnia lasting more than four weeks, is often associated with a wide range of adverse conditions, including mood disturbances, difficulties with concentration and memory, and certain cardiovascular, pulmonary and gastrointestinal disorders. Chronic sleep deprivation has also been associated with an increased risk of depression, diabetes and obesity, among other disorders. The National Institutes of Health 2005

State-of-the-Science Conference statement on the treatment of insomnia stated that estimates placed the direct and indirect annual costs of chronic insomnia at tens of billions of dollars, but cautioned that such estimates were based on many assumptions and varied extensively.

The U.S. market for prescription products to treat insomnia grew to approximately 60 million prescriptions in 2007 according to Wolters Kluwer, a growth rate of 11% for the year. According to IMS Health, the insomnia market accounted for more than $3 billion in sales in 2007 despite the introduction in April 2007 of generic versions of Ambien, which was the leading prescription product at the time. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a new, controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use.

Other sedative hypnotics and insomnia treatments, including Lunesta, Sonata and Rozerem, several hypnotic benzodiazepines such as temazapam (Restoril) and flurazepam (Dalmane), and sedating antidepressants such as trazodone (Desyrel) account for the remaining prescriptions.

According to physicians that we surveyed in our market research, one of the primary reasons they prescribe sedating antidepressants for the treatment of insomnia is that they generally are not associated with the risk of dependency. As a result, they are not Schedule IV controlled substances, and they may be administered for long periods of time. As an example, according to our market research, the majority of trazodone prescriptions are prescribed off-label for the treatment of insomnia.

In our market research, physicians indicated that they would prefer to prescribe sleep medications for their patients that provided a full seven to eight hours of sleep, that removed any risk of dependency and that minimized known side effects of many of the currently prescribed products such as memory impairment, hallucinations and complex sleep behaviors. Our completed Phase 3 clinical trial program demonstrated that patients slept seven to eight hours with no evidence of dependence, tolerance, withdrawal, memory impairment, hallucinations or complex sleep behaviors. When presented with this product profile, the surveyed physicians indicated that SILENORtm could become the most widely prescribed insomnia product in their practice.

We believe that the introduction of new prescription treatments having different clinical profiles from currently marketed products, coupled with the increased awareness at both the patient and physician levels that chronic sleep deprivation can lead to deleterious health consequences, will translate into an increase in the treatment of insomnia and resultant prescription market growth.

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

While there are a number of products currently available for the treatment of insomnia, we believe that the market is still underserved due in part to the limitations of current therapies. Our market research indicates that less than one third of patients being treated for insomnia with prescription medications claimed they were very satisfied with their current treatment, and only 12% of patients claimed that their insomnia was well controlled. The high level of dissatisfaction is frequently attributed to characteristics associated with many of the currently marketed products. For example, almost one third of patients claimed they woke feeling groggy, and 33% claimed to have suffered from memory impairment at some time after taking medication, with almost 80% reporting that they found memory lapse somewhat or very scary. Additionally, 24% of patients on prescription insomnia medication claimed that they were dependent on their medication and could not sleep without it.

As noted above, millions of people with insomnia currently do not take prescription medication to treat their disorder. In our market research, 28% of people suffering from insomnia cited fear of addiction as the reason they did not seek prescription treatment, which was the most cited reason. Almost 10% of respondents suggested they do not use prescription treatments because they are worried about safety issues. Many of these people take over-the-

counter, or OTC, medication in an attempt to help them sleep. However, in our market research almost one third of patients claimed their OTC medication did not work for them and 25% claimed that they woke feeling groggy.

In our market research, when consumers were asked their most favored prescription insomnia treatment attributes, the leading responses included:

•	the ability to have a full night’s sleep, defined as seven to eight hours,

•	to wake feeling refreshed without next day residual effects,

•	the ability to take the product over long periods of time without the risk of dependency, and

•	the removal or limitation of concerns about side effects, such as memory impairment.

These consumers also indicated a lack of brand loyalty and an inclination to try newer medications that deliver these attributes.

We believe that the clinical profile of SILENORtm can address each of these concerns. When presented with the SILENORtm clinical profile in one of our market research studies, all participants indicated a willingness to try SILENORtm. In addition, when these participants were asked to rate whether the product met all of their desired characteristics for the treatment of insomnia, 90% of them rated SILENORtm either a 9 or 10 on a ten point scale (with 10 being the highest rating).

All drugs approved for the treatment of insomnia that act via the GABA receptors, as well as benzodiazepines and other GABA-receptor agonists, are deemed by the FDA and the DEA to have a potential for addiction and abuse and are classified by the DEA as Schedule IV controlled substances. As a result, many physicians are reluctant to prescribe, and patients are reluctant to take, scheduled drugs for chronic use in treating insomnia. The prescribing of a Schedule IV controlled substance brings scrutiny from the DEA and other regulatory bodies, and requires unique and burdensome registration and administrative controls. We believe that many physicians are uncomfortable prescribing controlled substances, especially when treating a patient with a history of addiction or when other effective non-scheduled treatment options are available.

Drugs currently prescribed for insomnia, including antidepressants, and benzodiazepines or other drugs that work via the GABA receptors, are associated with many unwanted side effects, such as dry mouth, unpleasant taste, blurred vision, residual next-day effects, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects. We believe that drugs with improved tolerability would be well received by both physicians and patients and will have the potential to accelerate the growth in the market.

SILENORtm and its Advantages

Based on the results of our clinical development program, we believe that there is the potential to obtain FDA approval of SILENORtm for the treatment of insomnia that will offer a number of advantages:

•	Non-scheduled. Doxepin, at higher dosages, is not a scheduled drug. Additionally, the doxepin package insert states that doxepin has not been demonstrated to produce the physical tolerance or psychological dependence associated with addictive compounds. Because doxepin is the sole active ingredient in SILENORtm, we believe that SILENORtm will likewise be a non-scheduled drug. The FDA has indicated that it will recommend that SILENORtm not be scheduled. Assuming SILENORtm is not a Schedule IV controlled substance, it will be able to be freely sampled, facilitating initial physician and patient trial.

•	Safety and tolerability. In our clinical trials for SILENORtm, there was a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects, and we did not observe any amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects. In addition, high-dose doxepin has been prescribed for over 37 years for depression at up to 50 times our proposed maximum dosage for the treatment of insomnia.

•	Efficacy. Our clinical development program for SILENORtm demonstrated statistically significant improvements in endpoints measuring three key sleep parameters: sleep onset, maintenance and prevention of early awakenings.

•	Population. We anticipate that SILENORtm will be suitable for the treatment of chronic and transient insomnia in both the adult and elderly populations, demonstrating benefits to a broad segment of insomnia patients.

•	Long-term use. In our Phase 3 clinical trial evaluating SILENORtm for long-term use in the elderly, each of the two doses of SILENORtm studied achieved statistical significance on its primary sleep maintenance endpoint on night one and at the 12-week time point. In addition, in both our Phase 3 clinical trial evaluating SILENORtm in the elderly in the outpatient setting and our Phase 3 clinical trial evaluating SILENORtm in adults with chronic insomnia, patients receiving SILENORtm experienced a sustained drug effect throughout the four week period.

SILENORtm is an oral formulation of doxepin at strengths of 1 mg, 3 mg and 6 mg. Doxepin belongs to a class of psychotherapeutic agents known as dibenzoxepin tricyclic compounds. Doxepin was first approved by the FDA in 1969 and was originally marketed by Pfizer Inc. under the brand name Sinequan. Doxepin is currently available in oral capsule form for depression and anxiety at strengths ranging from 10 mg to 150 mg, and in solution form at a concentration of 10 mg/mL. Therapeutic dosages of doxepin for its indicated uses range from 75 mg to 300 mg daily, and at these dosages, doxepin exhibits potent sedative properties. However, the available strengths of doxepin are seldom used in the treatment of insomnia as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS data, doxepin accounted for less than 0.2% of the insomnia prescriptions written during 2005. We believe that doxepin at low dosages does not exhibit the same pharmacologic effects as high-dose doxepin, and in our clinical development program we observed a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects. It has been hypothesized that doxepin’s sleep promoting effects derive primarily from potent H1 histamine-blocking properties. It is believed that the drug does not work via any of the GABA receptors and, according to its current FDA-approved labeling, does not appear to have any potential for dependency, addiction or abuse.

Phase 3 Clinical Trial Results

We have completed four Phase 3, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical trials designed to assess the efficacy and safety of SILENORtm for the treatment of insomnia. In each of these clinical trials, SILENORtm demonstrated statistically significant results in meeting the designated primary and multiple secondary endpoints. The primary endpoints included measures of both sleep maintenance and sleep onset. The clinical trials consisted of:

•	a clinical trial that enrolled adults (229) with chronic insomnia which evaluated SILENORtm in the sleep laboratory setting;

•	a clinical trial that enrolled healthy adults (565) experiencing transient insomnia which evaluated SILENORtm in the sleep laboratory setting;

•	a clinical trial that enrolled elderly patients (255) with primary sleep maintenance insomnia which evaluated SILENORtm in an outpatient setting; and

•	a clinical trial that enrolled elderly patients (240) with chronic primary insomnia which evaluated SILENORtm in both the sleep laboratory and an outpatient setting.

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

Phase 3 Clinical Trial of Adults with Chronic Insomnia

Our first completed Phase 3 clinical trial for SILENORtm was a randomized, double-blind, placebo-controlled, parallel-group, multi-center 35-day clinical trial designed to assess the efficacy and safety of 3 mg and 6 mg dose levels of SILENORtm in adults with primary insomnia characterized by sleep maintenance difficulties in a sleep laboratory setting. This clinical trial enrolled 229 adult male and female patients with chronic primary insomnia as defined by the Diagnostic and Statistics Manual, Fourth Edition. The primary endpoint was WASO, which is defined as the number of minutes a patient is awake from the time the patient initially falls asleep until the end of the evaluation period. WASO is the FDA’s preferred endpoint for the purpose of demonstrating sleep maintenance in sleep laboratory studies. We also evaluated TST, which is the total minutes of sleep recorded; SE, which is the total minutes of sleep divided by the total minutes in bed (8 hours); and LPS, which is the number of minutes it takes to achieve persistent sleep. We also evaluated a number of patient-reported sleep outcomes including sTST, which is the patient’s estimate of the total minutes of sleep, and LSO, which is the patient’s estimate of how long it took to fall asleep.

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

Phase 3 Clinical Trial of Transient Insomnia

Our second completed Phase 3 clinical trial for SILENORtm was a randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial that enrolled 565 adults in a sleep laboratory setting using a phase-advance, first night assessment model of induced transient insomnia. Efficacy assessments evaluated both objective and subjective measures of sleep. The primary endpoint was LPS. LPS is the FDA’s preferred endpoint for the purpose of demonstrating sleep onset in sleep laboratory studies. We also evaluated a number of other sleep outcomes, including LSO, WASO, TST, sWASO, sTST and SE. Results of this Phase 3 clinical trial can be summarized as follows:

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

Total Sleep Time.  Improvement of TST was statistically significant (p<0.0001), with TST being 374 minutes for placebo and 425 minutes for SILENORtm.

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

Phase 3 Clinical Trial of Elderly Patients with Primary Sleep Maintenance Insomnia in an Outpatient Setting

Our third completed Phase 3 clinical trial for SILENORtm was a randomized, double-blind, placebo-controlled, multi-center, parallel group outpatient clinical trial designed to assess the efficacy and safety of 6 mg of SILENORtm in elderly patients with primary sleep maintenance insomnia. The clinical trial enrolled 255 elderly subjects with at least a three month history of insomnia. Safety and efficacy were evaluated over a four week period. The primary endpoint was sTST. We also evaluated a number of other sleep outcomes, including WASO, LSO and Clinical Global Impression, or CGI, which can be either a patient-reported rating of the patient’s improvement over time, or a clinician-reported rating of the patient’s severity of illness and improvement over time.

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

Safety.  SILENORtm was well tolerated in this clinical trial. The incidence of adverse events was generally comparable to placebo and there were no reports of amnesia, memory impairment or weight gain.

Phase 3 Clinical Trial of Long-Term Dosing of Elderly Patients with Chronic Primary Insomnia

Our fourth and final completed Phase 3 clinical trial for SILENORtm was a randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial designed to assess the efficacy and safety of 1 mg and 3 mg of SILENORtm in elderly patients with chronic primary insomnia. The clinical trial enrolled 240 elderly subjects, and efficacy assessments evaluated both objective sleep laboratory and subjective measures of sleep. Subjective efficacy assessments were made both in the sleep laboratory and on an outpatient basis. Safety and efficacy were evaluated over a 12 week period, which we believe represents the longest clinical trial reported to date for insomnia that evaluated efficacy in both the sleep laboratory and outpatient settings. The primary endpoint was WASO. We also evaluated a number of other sleep outcomes, including TST, LPS, SE, sTST, LSO and CGI. Results of this Phase 3 clinical trial can be summarized as follows:

Wake After Sleep Onset.  SILENORtm demonstrated a statistically significant improvement compared to placebo in WASO as measured at night one, for both doses studied (1 mg: p=0.0053; 3 mg: p<0.0001), with WASO decreasing from 109 minutes for placebo to 92 minutes for SILENORtm 1 mg and to 75 minutes for SILENORtm 3 mg. Statistical significance for this endpoint was also achieved at the end of the 12 week treatment period for both doses studied (1 mg: p=0.0330; 3 mg: p<0.0001). Improvement of WASO compared to baseline at night one was 28 minutes for SILENORtm 1 mg and 43 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 23 minutes for SILENORtm 1 mg and 42 minutes for SILENORtm 3 mg.

Total Sleep Time.  Improvement of TST was statistically significant for both doses at the initial time point. After 12 weeks of nightly administration, improvement of TST remained statistically significant for both doses relative to placebo. Improvement of TST compared to baseline at night one was 37 minutes for SILENORtm 1 mg and 56 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 38 minutes for SILENORtm 1 mg and 47 minutes for SILENORtm 3 mg.

Latency to Persistent Sleep.  SILENORtm demonstrated improvements relative to baseline in LPS for both doses. These improvements were maintained after 12 weeks of nightly administration. Statistical significance relative to placebo was not observed at either time point. Improvement of LPS compared to baseline at night one was 7 minutes for SILENORtm 1 mg and 13 minutes for SILENORtm 3 mg. At night 85, improvement compared to baseline was 16 minutes for SILENORtm 1 mg and 4 minutes for SILENORtm 3 mg.

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

Subjective Total Sleep Time.  SILENORtm 3 mg achieved a statistically significant improvement compared to placebo of sTST at the first time point. Both doses achieved a statistically significant improvement at week four and at the last time point following 12 weeks of nightly administration.

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

Safety.  SILENORtm was well tolerated at all dosages. The number of patients reporting adverse events, as well as the incidence and nature of adverse events, was similar across all dosages of SILENORtm and comparable to placebo. There were no reports of memory impairment, and no drug-related serious adverse events. There were no clinically relevant changes noted in laboratory parameters, vital signs, physical examinations, neurological assessments or ECGs. Results of tests specifically administered to assess hangover/residual effects exhibited no significant differences versus placebo.

Regulatory Plan and Non-clinical Development Program

We submitted our NDA for SILENORtm to the FDA on January 31, 2008 under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, an approach to seek regulatory approval for, among other things, new indications of drugs which have previously been approved by the FDA. The process allows a company to rely on published literature reports or the FDA’s findings of safety and efficacy for a previously-approved drug for which the company does not have a right of reference. This means that we may not be required to duplicate some previously conducted research, accordingly saving us time and money. In addition, we may qualify for a period of three-year marketing exclusivity for a new condition of approval.

Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA is expected to determine whether to accept the NDA for filing within 60 days, and to notify us of its determination within fourteen days thereafter. If the NDA is accepted for filing, under the PDUFA guidelines it is expected that the FDA will complete its review and provide us an action letter with respect to the NDA within ten months following submission of the NDA, or in December 2008.

In addition to the results of our six well-controlled clinical studies of SILENORtm, our NDA submission also includes data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of SILENORtm, which were undertaken based on a request from the FDA in May 2006. At that time the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the initial NDA submission for SILENORtm. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment.

In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was observed in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.

In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our 26-week transgenic mouse carcinogenicity study of SILENORtm should be included as part of the initial NDA submission for SILENORtm. As noted above, our initial NDA submission for SILENORtm included the data from our 26-week transgenic mouse carcinogenicity study. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.

Commercialization Strategy

We believe that the commercial success of SILENORtm will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent a significant percentage of the top deciles of prescribers of insomnia treatments. Primary care physicians are also very important, given that according to IMS Health they wrote more than 60% of the prescriptions for insomnia during 2006.

With this in mind, we are in discussions with a number of other companies to optimize the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing or co-promotion transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm to specialists and high-prescribing physicians of insomnia treatments. We expect that any commercial infrastructure which we build would primarily target psychiatrists, neurologists and sleep specialists but that it would have the ability to target high-prescribing primary care physicians.

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

We are assessing the results from this clinical trial as well as the results from our pilot Phase 2 clinical trial evaluating nalmefene for smoking cessation before making determinations regarding the future of the nalmefene program.

Acamprosate for Movement Disorders

In 2004, we in-licensed the patents associated with acamprosate’s use in movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. After receiving and analyzing the results of our Phase 1 formulation development work relating to acamprosate, we made the determination not to move forward with further development of acamprosate. We then terminated our license agreement for acamprosate, effective as of January 2008.

Technology In-Licenses

ProCom One Agreement (SILENORtm)

In a license agreement entered into in August 2003, as amended in October 2003 and September 2006, we acquired the exclusive, worldwide license from ProCom One, Inc., or ProCom, to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although our license to the low-dose doxepin patents is a worldwide license, we currently intend to develop and commercialize SILENORtm in the United States only, since patent protection for the current dosage form is limited to the United States. The term of the license extends until the last licensed patent expires, which is expected to occur in 2020. The license agreement is terminable at any time by us with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party.

As consideration for the license, we paid $100,000 as an option payment and $400,000 as the first milestone payment for a total of $500,000 for the period ended December 31, 2003. We paid $500,000 in January 2005 and an additional $500,000 in December 2006 in connection with the achievement of milestones. We also issued 84,000 shares of common stock to ProCom One contemporaneously with our Series A preferred stock financing. A future payment of $1.0 million would be payable upon approval of our NDA for SILENORtm by the FDA. We are also obligated to pay a royalty on worldwide net sales of the licensed products. We have the right to grant sublicenses to third parties.

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

The term of the license extends through the expiration of each licensed patent or patent application, which is expected to occur in 2017. We may terminate the agreement with 30 days written notice if the product poses an unacceptable safety risk for patients or fails to achieve efficacy in clinical development. Either party may terminate the agreement with 60 days written notice upon material breach of the contract and failure to cure such breach, or if either party becomes insolvent or is adjudged bankrupt.

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

University of Miami Agreement (nalmefene for smoking cessation)

In January 2005, we in-licensed exclusive worldwide rights from the University of Miami to a patent relating to the treatment of nicotine dependence. The patent expires in 2016. The term of the license extends generally through the expiration of the patent, and potentially longer under certain circumstances. The agreement is terminable by us at any time with 60 days written notice. The University of Miami may terminate the agreement upon a material breach of the contract, provision of a false report, or our insolvency or certain bankruptcy proceedings.

As consideration for the license, we paid $35,000 upon entering the license, $20,000 upon commencement of the Phase 1 clinical trial for the treatment of nicotine dependence, $50,000 upon completion of the Phase 1 clinical trial for the treatment of nicotine dependence, and are obligated to make annual license payments starting at $15,000 per year and increasing to $250,000 per year in 2012. Future aggregate milestone payments of $325,000 may be payable upon achievement of various clinical, regulatory or commercial events. We are also obligated to pay the University of Miami a royalty on net sales of licensed products, subject to a minimum annual amount of $250,000, increasing by 15% per year, beginning in 2012. We have the right to sublicense to third parties and we are required to pay the University of Miami part of any sublicense revenue we receive.

Intellectual Property

SILENORtm

We are the exclusive licensee of four U.S. patents from ProCom One claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020.

U.S. Patent No. 5,502,047, “Treatment For Insomnia,” claims the treatment of chronic insomnia using doxepin and expires in March 2013. Due to some prior art that we identified, we initiated a reexamination of our “Treatment For Insomnia” patent. The reexamination proceedings terminated and the U.S. Patent and Trademark Office, or USPTO, issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosages above 10 mg. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding. Because we are seeking to develop SILENORtm for indications consistent with the subject matter of our patent claims, we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling.

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

We have filed multiple patent applications resulting from unexpected findings from our development program. A brief summary of the content of these patent applications includes:

•	Method of improving pharmacokinetics,

•	Formulation and manufacturing processes,

•	Method of preventing early awakenings and improving sleep efficiency,

•	Method of treating insomnia without sedative tolerance, rebound insomnia or weight gain, and

•	Method of treating insomnia in the elderly.

We intend to include these findings in our proposed label and, if the patents issue, to list them in the FDA’s Orange Book. The combination of these patents, if issued, and our proposed label could result in our patent protection being extended to 2027.

We have also filed multiple patent applications relating to potential future products containing doxepin for the treatment of insomnia. A brief summary of the content of these patent applications includes:

•	Orally disintegrating formulations,

•	Combination drug formulations,

•	Multi-layer formulations, and

•	Method of treating insomnia with ultra low dose doxepin.

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

No assurance can be given that patents issued to third-parties do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates or methods. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege that they have patent rights encompassing our product candidates or methods.

Research and Development

Our research and development expenses were $12.7 million in 2007, $37.5 million in 2006, and $29.0 million in 2005. Our research and development expenses consist primarily of costs associated with our non-clinical development program for SILENORtm, clinical trials managed by our clinical research organizations, or CROs, costs associated with the preparation of our NDA for SILENORtm, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. In 2007 our most significant costs were associated with our non-clinical development program for SILENORtm and the preparation and submission of our NDA for SILENORtm, whereas in 2006 and 2005 our most significant costs were associated with services provided by CROs, investigators and consultants relating to our clinical trials.

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

Ambien has historically been the market leader in the insomnia segment, accounting for approximately 35% of insomnia prescriptions in 2006. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a new, controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use. Generic versions of Ambien (zolpidem) entered the market in April 2007. According to data obtained from Wolters Kluwer, generic versions of Ambien accounted for approximately 39% of insomnia prescriptions in 2007, Ambien CR accounted for almost 14% of insomnia prescriptions in 2007 and Ambien accounted for approximately 2% of insomnia prescriptions in 2007.

Lunesta, marketed by Sepracor Inc., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately 10% of insomnia prescriptions in 2007 according to data obtained from Wolters Kluwer. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.

Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and accounted for approximately 2% of insomnia prescriptions in 2007 according to data obtained from Wolters Kluwer. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It is the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are Schedule IV controlled substances. Takeda Pharmaceuticals North America, Inc. conducted a clinical trial to evaluate the administration of a combination of Takeda’s product Rozeremtm and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.

Sonata, marketed by King Pharmaceuticals for the treatment of insomnia, accounted for approximately one percent of insomnia prescriptions in 2007 according to data obtained from Wolters Kluwer. The remaining market was comprised of older generic benzodiazepines and sedative antidepressants.

A number of other companies have drugs in development for the treatment of insomnia. An NDA submitted by NovaDel Pharma, Inc. for an oral mist formulation of zolpidem for the treatment of insomnia has been accepted by the FDA, and Transcept Pharmaceuticals, Inc. has announced that it intends to submit an NDA in 2008 for a low-dose sublingual tablet formulation of zolpidem for the treatment of insomnia.

An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-receptor agonist, was submitted to the FDA in 2005. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine resubmitted its NDA for indiplon immediate release capsules and in December 2007, the FDA issued an additional approvable letter for indiplon immediate release capsules in which the FDA requested additional clinical and non-clinical data. The implications for approval of indiplon or its time to market are unclear.

Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and recently announced completion of enrollment of subjects in a Phase 3 chronic insomnia clinical trial. In addition, Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 for the treatment of insomnia and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008. GlaxoSmithKline announced recently that it voluntarily suspended its Phase 2 clinical trial program of an orexin antagonist for the treatment of insomnia. Arena Pharmaceuticals, Inc. has also announced that it plans to initiate a Phase 3 program in 2008 for its product candidate APD125, a 5HT2 antagonist, and that it is also considering an additional Phase 2 study of this product candidate.

Several other companies, including Sanofi-Synthélabo, Inc. and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-receptor agonist, and has announced plans to conduct a head-to-head Phase 2/3 clinical trial comparing its product candidate to Ambien CR, and Alexza Pharmaceuticals, Inc., which has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata.

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

Manufacturing

The active pharmaceutical ingredient, or API, doxepin hydrochloride is currently available from multiple suppliers. In February 2006, we entered into a non-exclusive manufacturing services agreement with Patheon for the manufacture of commercial quantities of our SILENORtm 1 mg, 3 mg and 6 mg tablets product candidate. Although we are not required to purchase any minimum quantity of SILENORtm under the agreement, we have agreed to purchase from Patheon not less than specified percentages of our total annual commercial requirements from all suppliers of SILENORtm, which vary depending upon annual volume. The agreement provides for an initial five-year term beginning upon commencement of the manufacturing services, and thereafter automatically continues for successive twelve-month terms unless terminated by written notice at least eighteen months prior to the end of the then-current term. Either party may terminate the agreement upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within 60 days following receipt of written notice of such breach. In addition, either party may immediately terminate the agreement upon written notice if (1) the other party is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or (3) the agreement is assigned by such other party for the benefit of creditors. We may terminate the agreement upon 30 days prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the product candidate. In addition, we may terminate the agreement upon twelve months’ prior written notice in connection with our partnering, collaboration, licensing, sublicensing, co-promotion, sale or divestiture of rights to the product candidate, provided that no such termination shall be effective before the third anniversary of the commencement date.

We have also contracted with and plan to enter into additional contracts with suppliers of some key raw materials for SILENORtm.

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

The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of non-clinical laboratory and animal testing in compliance with FDA regulations, submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin, performance of adequate and well- controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, and submission and approval of an NDA by the FDA. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more dosages. In Phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks in a patient population. Phase 3 clinical trials typically involve testing for safety and clinical efficacy in an expanded population at geographically-dispersed test sites.

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

The applicant must submit to the FDA the results of the non-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee, unless the applicant qualifies for a waiver of the user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the policies agreed to by the FDA under PDUFA, the FDA has ten months in which to complete its review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA is not satisfied with the information in the NDA, the FDA may issue an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter.

Section 505(b)(1) New Drug Applications

The approval process described above is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of non-clinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for new indications, formulations or strengths of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA filing under Section 505(b)(1) as described above. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product or on published information. We submitted our NDA for SILENORtm under Section 505(b)(2), and as such it relies, in part, on the FDA’s previous findings of safety and effectiveness for doxepin.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. With respect to SILENORtm, there are no patents listed in the FDA’s Orange Book publication relating to doxepin that have not expired, and there is no non-patent exclusivity that would conflict with our SILENORtm NDA. As a result, we have not submitted a paragraph IV certification in connection with our NDA submission for SILENORtm.

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

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own non-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. We anticipate receiving three years of marketing exclusivity for SILENORtm if the FDA approves our marketing application.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act, which was signed into law January 4, 2002, and which reauthorized Section 111 of the 1997 FDA Modernization Act, provides in some cases an additional six months of exclusivity for new or marketed drugs for specific pediatric studies conducted at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain NDAs or supplements to NDAs contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. We plan to work with the FDA to determine the need for pediatric studies for SILENORtm, and may consider attempting to obtain pediatric exclusivity for this product candidate.

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

Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in SILENORtm, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. We believe there are valid reasons for the FDA to not require such a warning statement in the product label for SILENORtm, if it is approved by the FDA. Specifically, SILENORtm is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression. At these low doses, the clinical profile suggests that SILENOR’s pharmacological action appears to be that of a selective histamine antagonist. These clinical findings are consistent with our preclinical receptor binding work. In addition, we have not evaluated and do not currently intend to seek regulatory approval for SILENORtm for the treatment of insomnia in children or adolescents. We also have not observed any evidence of suicidal thinking or behavior in our clinical trials of SILENORtm for the treatment of insomnia in adults or the elderly. Further, the FDA-approved product Zonalon, which is a doxepin topical cream for dermatological indications, does not have a “black box” warning statement in its package insert, even though its use results in systemic exposure to the compound. Despite these arguments, we cannot be sure that a “black box” warning statement similar to those currently required in the product labels of antidepressant drugs will not be required for SILENORtm.

Recently the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. It is unclear how and to what extent, if any, these requests and recommendations will affect SILENORtm.

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

Employees

As of December 31, 2007, we had 35 employees, consisting of clinical development, regulatory affairs, manufacturing and program management, business development, marketing and administration.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is www.somaxon.com. Information is also available through the Securities and Exchange Commission’s website at www.sec.gov or is available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 800-SEC-0330.

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

To date the majority of our resources have been focused on the development of our most advanced product candidate, SILENORtm, and the majority of our resources are now focused on seeking regulatory approval and preparing for commercialization of SILENORtm. Accordingly, any failure or significant delay in our SILENORtm program will have a substantial adverse impact on our business.

There is no assurance that we will be granted regulatory approval for SILENORtm on a timely basis or at all.

Although we have completed our clinical trials for SILENORtm, and submitted our NDA to the FDA for regulatory approval of this product candidate, the FDA has not yet determined whether to accept the NDA for filing. The FDA may request additional information rather than accepting the NDA for filing. Any delay in acceptance for filing of the NDA for SILENORtm will result in a delay in regulatory approval, if any, and in our ability to derive revenues from sales of the product, if any.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA to determine whether to approve the product candidate for commercial marketing for a specified indication. This process can take substantial time and require the expenditure of substantial and unanticipated resources. We have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approvals.

Under the policies agreed to by the FDA under PDUFA, the FDA has ten months from the date of submission of the NDA in which to complete its review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not satisfied with the information in the NDA, the FDA may issue an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter.

The information included in the NDA for SILENORtm, including the data obtained from our non-clinical testing and clinical trials of this product candidate are susceptible to varying interpretations. The FDA’s interpretation of the information included in the SILENORtm NDA could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval, or we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval, in each case including additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. Any such additional requirements or work could delay, limit or prevent regulatory approval. The FDA could also review the information in the NDA for SILENORtm and refuse to approve the NDA.

In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of FDA regulatory review. For example, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If these companies successfully challenge the FDA’s interpretation of Section 505(b)(2), the FDA may be required to change its interpretation of Section 505(b)(2). This could delay or even prevent the FDA from approving our NDA for SILENORtm.

There can be no assurance that regulatory approval will be obtained for SILENORtm. A failure to obtain requisite regulatory approvals or to obtain approvals of the scope requested will delay or preclude us from marketing SILENORtm or limit its commercial use, and would have a material adverse effect on our business, financial condition and results of operations.

Non-clinical requirements requested by the FDA for SILENORtm could substantially delay any regulatory approval of this product candidate.

The data from all of our clinical trials for SILENORtm was included in our NDA submission for SILENORtm. In addition, our NDA submission for SILENORtm included the results from several completed non-clinical studies that were required by the FDA, including our genotoxicity and reproductive toxicology studies and our 26-week transgenic mouse carcinogenicity study. The FDA requested that we conduct one additional non-clinical study, which is an ongoing two-year rat carcinogenicity study, and we intend to submit the results from this study as a post-approval commitment, subject to final approval by the FDA on whether to permit post-approval submission of such results. Our determinations regarding the timing of submission of our non-clinical study data for SILENORtm resulted from our previous interactions with the FDA.

Based on a request in May 2006 from the FDA in connection with a planned pre-NDA meeting for SILENORtm, we initiated a non-clinical development program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. At that time, the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the initial NDA submission for SILENORtm. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that SILENORtm does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENORtm may not be needed prior to NDA approval. The FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment.

In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our 26-week transgenic mouse carcinogenicity study of SILENORtm should be included as part of the initial NDA submission for SILENORtm. Our recently submitted NDA for SILENORtm included the results from this study.

As with any other non-clinical data, our non-clinical study results for SILENORtm are subject to varying interpretations, and any resulting toxicology questions from the FDA could adversely affect our potential regulatory approval or product labeling or lead to additional studies. If the FDA requires us to submit additional non-clinical data, including the data from our ongoing two-year rat carcinogenicity study, as a condition to acceptance for filing or approval of the NDA for SILENORtm, significant delays in the approval of the NDA, if any, would result, and we may incur additional costs.

Although we are pursuing discussions with other companies to facilitate the commercialization of SILENORtm, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.

Even if SILENORtm receives FDA approval, it may never be successfully commercialized. We believe that the commercial success of SILENORtm will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent a significant percentage of the top decile of prescribers of insomnia treatments. Primary care physicians are also very important, given that this group wrote more than 60% of the prescriptions for insomnia during 2006, according to data from IMS Health. With this in mind, we are in discussions with a number of other companies to optimize the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing or co-promotion transaction relating to SILENORtm, an acquisition of our business relating to SILENORtm, or a transaction to acquire our company as a whole. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm to specialists and high-prescribing physicians of insomnia treatments. If we are unable to complete a strategic collaboration that represents appropriate value to our stockholders, we may have to develop a commercial organization that is sufficient to effectively market SILENORtm ourselves. This would require substantial resources and could adversely affect the timing and results of a commercial launch of the product. Even though a number of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have no commercial infrastructure and limited commercial experience. We have not commercialized any products, and may be unable to successfully do so.

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

If we are able to complete a strategic transaction, depending on the timing of the transaction and the outlook of our partner or acquirer, such partner or acquirer could modify our current plans for seeking regulatory approval for and commercializing SILENORtm. Such modifications could result in additional costs or delays in acceptance for filing or approval of the NDA for SILENORtm and any commercial launch of the product.

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

In addition, we do not have patent protection for SILENORtm in any jurisdiction outside the United States. Others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for SILENORtm. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of generic doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for SILENORtm and adversely affect our overall business and financial results. We have submitted additional patent applications for SILENORtm but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.

We expect intense competition in the insomnia marketplace for SILENORtm and any other product candidate that we develop, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.

We are developing SILENORtm for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-receptor agonist, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.

An NDA for at least one other product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-receptor agonist, was submitted to the FDA in 2005. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine resubmitted its NDA for indiplon immediate release capsules, and in December 2007 the FDA issued Neurocrine an additional approvable letter. The implications for approval of indiplon or its time to market are unclear.

An NDA submitted by NovaDel Pharma, Inc. for an oral mist formulation of zolpidem, the active pharmaceutical ingredient in Ambien, for the treatment of insomnia has been accepted by the FDA, and Transcept Pharmaceuticals, Inc. has announced that it intends to submit an NDA in 2008 for a low-dose sublingual tablet formulation of zolpidem.

Vanda Pharmaceuticals Inc. has completed a Phase 3 transient insomnia clinical trial of VEC-162, a melatonin receptor agonist, and recently announced completion of enrollment of subjects in a Phase 3 chronic insomnia clinical trial. Takeda Pharmaceuticals North America, Inc. has conducted a clinical study to evaluate the administration of a combination of Takeda’s product Rozeremtm and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.

Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008. GlaxoSmithKline announced recently that it voluntarily suspended its Phase 2 clinical trial program of an orexin antagonist for the treatment of insomnia. Arena Pharmaceuticals, Inc. has also announced that it plans to initiate a Phase 3 clinical trial program in 2008 for its product candidate APD125, a 5HT2 antagonist, and that it is also considering an additional Phase 2 clinical trial of this product candidate. Alexza Pharmaceuticals, Inc. has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata.

Several other companies, including Sanofi-Synthélabo, Inc., and Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several other companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-receptor agonist and has announced plans to conduct a head-to-head Phase 2/3 clinical trial comparing its product candidate to Ambien CR.

Furthermore, generic versions of Ambien have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of SILENORtm or any other product candidate that we develop from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render SILENORtm or any other product candidate that we develop obsolete or noncompetitive.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to develop or commercialize product candidates. Our competitors may also develop drugs that are more effective and useful and less costly than ours and may also be more successful than we are in manufacturing and marketing their products.

In addition, if we receive regulatory approvals for SILENORtm or any other product candidates we develop, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability, sales force or marketing infrastructure.

Restrictions on or challenges to our patent rights relating to our product candidates and limitations on or challenges to our other intellectual property rights may limit our ability to prevent third parties from competing against us.

Our success will depend on our ability to obtain and maintain patent protection for SILENORtm and any other product candidate we develop, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to SILENORtm are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market this product candidate. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of SILENORtm. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.

The principal patent protection that covers, or that we expect will cover, SILENORtm is method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. Due to some prior art that we identified, we initiated a reexamination of one of the patents we have in-licensed covering SILENORtm, specifically U.S. Patent No. 5,502,047, “Treatment For Insomnia,” which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings terminated and the USPTO issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosages above 10 mg. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding.

We also have multiple internally developed pending patent applications. No assurance can be given that the USPTO or other applicable regulatory authorities will allow pending applications to result in issued patents with the claims we are seeking, or at all.

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

In addition, third parties may challenge our in-licensed patents and any of our own patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims, or could attempt to develop products utilizing the same active pharmaceutical ingredients as our products that do not infringe the claims of our in-licensed patents or patents that we may obtain.

If a third party files an NDA for a product containing doxepin for the treatment of insomnia at any time during which we have patents listed for SILENORtm in the FDA’s Orange Book publication, the applicant will be required to certify to the FDA concerning the listed patents. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the Orange Book-listed patents for SILENORtm or that such patents are invalid is called a paragraph IV certification.

If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to us once the NDA has been accepted for filing by the FDA. We may then initiate a legal challenge to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. If we do not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.

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

Litigation or other proceedings to enforce or defend intellectual property rights is often very complex in nature, may be expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with us.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENORtm, if any, may include a restriction on the length of a prescription for its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement. Any of these could have an adverse impact on our ability to achieve market acceptance of SILENORtm and generate revenues from its sale.

Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in SILENORtm, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENORtm is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we have not evaluated and do not currently intend to seek regulatory approval for SILENORtm for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.

Recently the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. It is unclear how and to what extent, if any, these requests and recommendations will affect SILENORtm.

Further, although doxepin, at higher dosages than we plan to incorporate in SILENORtm, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for SILENORtm that it will not recommend that it be a Schedule IV controlled substance, we cannot be certain that SILENORtm will be a non-scheduled drug until the DEA completes its review. In our market research, physicians indicated that they limit their prescribing of Schedule IV controlled substances and that they would most likely increase their prescribing of insomnia medications if those medications were proven to be as effective as the market leading products without having the associated side effects or risk of addiction.

SILENORtm and any other product candidate that we develop will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If SILENORtm or any other product candidate that we develop fails to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

We will need to obtain FDA approval of our proposed product name, SILENORtm, and any failure or delay associated with the approval may adversely impact any product launch and commercial prospects.

The use of the name SILENORtm for our lead product candidate requires approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to our proposed product name, SILENORtm, we may be required to adopt an alternative name for this product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark application for SILENORtm and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize this product candidate.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability, together with our collaborators, to develop, manufacture, market and sell SILENORtm or any other product candidates that we develop and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that our products infringe the patent rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If any of these intellectual property rights was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license. A license may not be available to us or our collaborators on acceptable terms, or at all. In addition, during litigation, the intellectual property rights holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods.

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

SILENORtm or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by SILENORtm or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing SILENORtm or any other product candidate that we develop and generating resulting revenues from their sale, if any. In addition, the FDA may require, or we may decide to undertake, additional clinical trials to support the safety profile of SILENORtm.

In addition, if SILENORtm or any other product candidate that we develop receives marketing approval and we or others later identify undesirable side effects caused by the product:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could delay or prevent us from generating significant revenues from its sale, if any.

If any product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from its sale will be limited.

The commercial success of SILENORtm or any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any of approved product will depend on a number of factors, including:

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

If SILENORtm or any other product candidate that we develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of SILENORtm or any other product candidate that we develop may require significant resources and may never be successful.

If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture SILENORtm, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of SILENORtm, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENORtm. We have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for SILENORtm. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch SILENORtm or any other product candidate that we develop, if approved, or provide any product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.

Moreover, our manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, Patheon reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and dependent upon the successful outcome of a review of strategic and financial alternatives. In April 2007, Patheon announced that it secured $150 million in financing through the sale of its preferred stock, and that it refinanced portions of its North American and United Kingdom credit facilities. Despite the additional financing, during 2007, Patheon announced that it would restructure its Canadian and Puerto Rican operations. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of our supply of SILENORtm.

We do not have alternate manufacturing plans in place at this time. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of SILENORtm.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of SILENORtm or any other product candidate that we develop, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

In addition, all manufacturers of pharmaceutical products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our manufacturers’ facilities as part of their review of our marketing applications. If our manufacturers are not in compliance with cGMP requirements, it may result in a delay of approval of our marketing applications. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

Materials necessary to manufacture SILENORtm or any other product candidate that we develop may not be available on commercially reasonable terms, or at all, which may delay development and commercialization.

Although we have contracted with and plan to enter into additional contracts with suppliers of some key raw materials for SILENORtm, we largely rely on our manufacturers to purchase from third-party suppliers the other materials necessary to produce our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our non-clinical studies or clinical trials of SILENORtm or any other product candidate that we develop, product testing and potential regulatory approval would be delayed, significantly impacting our development programs. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for SILENORtm or any other product candidate that we develop, the commercial launch would be delayed or there would be a shortage in supply, which would materially affect our ability to generate sales revenues.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of product candidates by us in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability or lack of commercial rationale to commercialize SILENORtm or any other product candidate that we develop.

We have obtained limited product liability insurance coverage for our clinical trials with a $5 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for SILENORtm or any other product candidate that we develop, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to SILENORtm or any other product candidate that we develop, could hinder or prevent our commercial success.

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

Our ability to commercialize SILENORtm and any other product candidate that we develop successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, legislative proposals to reform health care or reduce government insurance programs may result in lower prices for SILENORtm and any other product candidate that we develop or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could harm our ability to market our products and significantly reduce our revenues from the sale of any approved product.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2007, we had 35 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities relating to SILENORtm and any other product candidate that we develop. In addition, if we decide to co-promote SILENORtm with a strategic collaborator or to market SILENORtm ourselves, we will need to manage and fund our recruitment and training of sales and marketing personnel, building of other required commercial infrastructure, scale-up of manufacturing processes and other activities relating to the commercialization of SILENORtm. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage the FDA review process relating to our NDA for SILENORtm;

•	manage our internal development and commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

Even if SILENORtm or any other product candidate that we develop receives regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that SILENORtm or any other product candidate that we develop may not be approved for all indications requested, which could limit the uses of the product candidate and have an adverse effect on potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

We have licensed SILENORtm and nalmefene from third parties. If we default on any of our obligations under those licenses, we could lose rights to these product candidates.

We in-licensed rights to SILENORtm and nalmefene, and we may enter into similar licenses in the future. For instance, we acquired these product candidates through exclusive licensing arrangements. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. For example, our license agreement for SILENORtm requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize the product candidate. To the extent we are unable to comply with these obligations, the license may be terminated, which would materially harm our business and financial condition.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through clinical trials that the product candidate is safe and effective for use in each target indication. Although we have successfully completed all of our planned four Phase 3 clinical trials for SILENORtm, we have not received regulatory approval to market SILENORtm in any jurisdiction. In addition, we have not completed all clinical trials for nalmefene.

The results from clinical trials that we have completed may not be predictive of results obtained in future clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If SILENORtm or any other product candidate that we develop is not shown to be safe and effective in clinical trials, or if the FDA does not deem the product candidate to be sufficiently safe and effective to warrant marketing approval, our business, financial condition and results of operations would be materially harmed.

Our failure to successfully acquire, develop and market additional product candidates or approved products may impair our ability to grow.

As part of our growth strategy, we are evaluating and will continue to seek to acquire, develop and market additional products and product candidates. Because we neither have, nor currently intend to establish, internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies, university scientists and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

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

We are evaluating and will continue to seek to acquire, develop and market additional products and product candidates that we believe may be a strategic fit with our business. Future acquisitions, however, may entail numerous operational and financial risks, including:

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

We may not be able to attract or retain qualified management, scientific, clinical and commercial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development or commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result.

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

We have relied on third parties to assist us with many of our development and regulatory activities, and we intend to continue to depend upon third parties to help us meet our future development, regulatory and commercialization needs. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have extensively relied upon third parties to assist us with various activities relating to our development programs and the regulatory approval process, and we intend to continue to rely on third parties to help us with these activities. In addition, because we currently have no commercial infrastructure, we have and will continue to rely extensively on third parties in assisting us with commercialization activities relating to SILENORtm. This reliance is likely to accelerate as regulatory approval for SILENORtm, if any, is approached. If third parties we rely upon fail to devote sufficient time and resources to our programs, or if their performance is substandard or does not comply with applicable laws or regulations, it may delay or otherwise obstruct the approval of our NDA for SILENORtm or other product candidates we may develop and any resultant commercialization activities or product revenues.

Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If third parties we have contracted with assist our competitors at our expense, it could harm our competitive position.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other biotechnology, specialty pharma or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Finances and Capital Requirements

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENORtm and are able to establish a collaboration or other strategic transaction with another pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENORtm and/or commercialize the product candidate ourselves.

The development and approval of SILENORtm as well as any development of internal sales and marketing capabilities, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the costs and timing of regulatory approval;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the costs of establishing or contracting for sales and marketing and other commercial capabilities, if required;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2007, will be sufficient to fund our operations through at least 2008. We believe that these funds will allow us to finance our ongoing and planned development work and our planned NDA submission for SILENORtm, the activities required to facilitate the FDA review process for the NDA for SILENORtm and certain pre-marketing activities in preparation for the potential commercialization of SILENORtm. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing. There can be no assurance, however, that additional equity or debt financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.

Raising additional funds by issuing securities, incurring debt, assigning receivables or royalty rights or through collaborations or other strategic transactions may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Debt financing, receivables assignments and royalty interest assignments are often coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.

We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $26.4 million for the year ended December 31, 2007, $46.4 million for the year ended December 31, 2006 and $38.5 million for the year ended December 31, 2005. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of SILENORtm or any other product candidate that we develop;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments; and

•	commercialization activities relating to SILENORtm or any other product candidate that we may develop, or commercialization activities of our competitors.

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

Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2007, we had generated federal net operating loss carryforwards of approximately $101.6 million and state net operating loss carryforwards of approximately $99.1 million, the majority of which were generated in California. We have generated federal research and development tax credits of $3.5 million and California research and development tax credits of $1.5 million. Both federal net operating loss carryforwards and research and development tax credits have a 20 year carry forward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carry forward period and begin to expire in 2013. California research and development tax credits have no expiration.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated, resulting in a state net operating loss carryforward of $98.8 million after taking into account this eliminated amount. We also estimate that approximately $18.3 million of our federal net operating loss carry forwards, $17.3 million of our California net operating loss carryforwards, and $0.9 million of our federal research and development credits were subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. At December 31, 2007, we estimate that $11.4 million of our federal net operating loss carryforwards and $10.4 million of our state net operating loss carryforwards remain limited.

Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are not subject to limitations. At December 31, 2007, we had federal and state net operating loss carryforwards generated after the ownership change and therefore not limited of approximately $83.4 million and $81.7 million, respectively. We also had research and development credits generated after the ownership change and therefore not limited of approximately $2.6 million. These net operating loss carryforwards and credit carryforwards could be subject to future limitations if additional ownership changes occur.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.

Our investment securities consist primarily of money market funds, commercial paper and corporate and United States government agency notes. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges.

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

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, certain of our directors, executive officers and large stockholders have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of common stock. If any of these events causes a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through March 3, 2008, the trading prices for our common stock have ranged from a high of $21.24 to a low of $3.69.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of SILENORtm or any other product candidate we develop, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of March 3, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 66.4% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.

We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2007 will be sufficient to fund our operations through at least 2008. Because we will need to raise additional capital to fund our commercialization plans and development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.

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

We expend substantial costs and management resources as a result of laws and regulations relating to corporate governance matters.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. The Public Company Accounting Oversight Board approved a new auditing standard, Auditing Standard No. 5 in June 2007, and at the same time, the Securities and Exchange Commission issued guidance for management for complying with the requirements of Section 404. This new auditing standard and the related management guidance provide a more risk-based approach to compliance and testing under Section 404. However, we still expect to incur substantial costs and to devote significant resources to corporate governance matters. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

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

	Price Range
	High	Low

Year Ended December 31, 2006
First Quarter	$21.05	$9.90
Second Quarter	21.24	13.93
Third Quarter	16.37	10.09
Fourth Quarter	$15.50	$11.90
Year Ended December 31, 2007
First Quarter	$14.55	$10.54
Second Quarter	18.57	11.12
Third Quarter	13.11	8.89
Fourth Quarter	$11.57	$4.95

As of March 3, 2008, there were approximately 1,577 holders of record of our common stock.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 15, 2005, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 15, 2005.

	December 31,
	2007	2006	2005
Somaxon Pharmaceuticals, Inc.	$48.65	$132.49	$92.90

Nasdaq Composite Index	119.00	106.84	97.55

Nasdaq Pharmaceutical Index	$101.76	$101.09	$100.07

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of December 31, 2007.

			Number of
	Shares Issuable	Weighted	Securities
	Upon Exercise of	Average	Available for
	Outstanding Options	Exercise Price	Future Issuance
	(in thousands, except per share data)

Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	885	$3.04	—
2005 Equity Incentive Award Plan	2,282	12.26	463

Total Equity Incentive Award Plans	3,167	$9.68	463
2005 Employee Stock Purchase Plan	—	—	481

Total Equity compensation plans approved by security holders	3,167	$9.68	944

Equity compensation plans not approved by security holders:

None.

We have share-based awards outstanding under two stock option plans for the benefit of our eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan was discontinued upon the adoption of the 2005 Equity Incentive Award Plan which took place in November 2005. No additional share-based awards will be granted under the 2004 Equity Incentive Award Plan and all share-based awards that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Equity Incentive Award Plan. The 2005 Employee Stock Purchase Plan was adopted at the time of our initial public offering. Stock options granted under the 2005 Equity Incentive Award Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, have a ten year life and generally vest over a period of between one and four years for our employees and between one and three years for members of our board of directors, with some awards vesting upon the achievement of certain performance conditions. Restricted shares of our common stock have also been granted under the 2005 Equity Incentive Award Plan and vest upon the acceptance of our NDA for SILENORtm and approval of our NDA for SILENORtm. The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (18,433,000 shares were outstanding at December 31, 2007), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2008, the number of shares available for grant under the 2005 Equity Incentive Award Plan increased by 922,000 shares, resulting in a total of 1,385,000 shares available for grant. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (18,433,000 shares were outstanding at December 31, 2007), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2008, the number of shares available for grant under the 2005 Employee Stock Purchase Plan increased by 184,000 shares, resulting in a total of 665,000 shares available for grant.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the fourth quarter of the 2007 fiscal year.

			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part	May Yet
			of Publicly	Be Purchased
	Number	Average	Announced	Under
	of Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

October 1-31, 2007	—	—	—	—
November 1-30, 2007	—	—	—	—
December 1-31, 2007(1)	20,000	$0.0001	—	—

Total	20,000	$0.0001	—	—

(1)	We repurchased these shares from our former Chief Executive Officer, Kenneth M. Cohen, in connection with his resignation from employment with us, which was effective as of December 31, 2007. These shares were unvested at the time of his resignation, and we exercised our contractual right to repurchase them at the original purchase price paid by Mr. Cohen to acquire the shares of $0.0001. This repurchase was not made pursuant to a publicly announced plan or program to repurchase our stock.

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

We paid to the underwriters underwriting discounts and commissions totaling approximately $3.9 million in connection with the offering. In addition, we incurred expenses of approximately $1.3 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $5.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $49.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2007, we had used $12.7 million of the net proceeds from our initial public offering with approximately $3.0 million spent for expenses incurred in the preparation of our NDA submission for SILENORtm and in our ongoing non-clinical studies and other development work for SILENORtm. An additional $1.0 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements, and $8.7 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and corporate and United States government agency notes. We intend to use the remaining proceeds to fund our ongoing and future non-clinical studies and other requirements to support the filing and potential approval of our NDA for SILENORtm; to fund commercialization activities for SILENORtm; to fund the potential development of other product candidates; and for general corporate purposes, including capital expenditures and working capital.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2007, 2006, 2005 and the period from August 14, 2003 (inception) through December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the year ended December 31, 2004, and the period from August 14, 2003 (inception) through December 31, 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

					August 14,	August 14,
					2003	2003
					(inception)	(inception)
	Year Ended December 31,				through December 31,	through December 31,
	2007	2006	2005	2004	2003	2007
	(in thousands, except per share data)

Statement of Operations Data:
Operating Expenses
License fees	$490	$1,165	$482	$4,038	$520	$6,695
Research and development	12,694	37,462	28,955	7,574	166	86,851
Marketing, general and administrative	15,614	11,744	4,814	2,143	778	35,093
Remeasurement of Series C warrant liability	—	—	5,649	—	—	5,649

Total operating expenses	28,798	50,371	39,900	13,755	1,464	134,288

Loss from operations	(28,798)	(50,371)	(39,900)	(13,755)	(1,464)	(134,288)
Interest and other income	2,387	3,961	1,413	157	1	7,919

Net loss	(26,411)	(46,410)	(38,487)	(13,598)	(1,463)	(126,369)
Accretion of redeemable convertible stock to redemption value	—	—	(86)	—	—	(86)

Net loss applicable to common stockholders	$(26,411)	$(46,410)	$(38,573)	$(13,598)	$(1,463)	$(126,455)

Basic and diluted net loss applicable to common stockholders per share(1)	$(1.45)	$(2.58)	$(33.30)	$(38.08)	$(10.03)
Shares used to calculate net loss applicable to common stockholders per share(1)	18,187	17,981	1,158	357	146

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the method used to calculate net loss applicable to common stockholders per share and the number of shares used in the computation of the per share amount.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Balance Sheet Data:
Cash, cash equivalents and investments	$37,100	$57,914	$103,965	$12,835	$906
Working capital	34,385	51,334	93,088	9,900	811
Total assets	38,717	59,452	106,256	13,599	919
Deficit accumulated during development stage	(126,369)	(99,958)	(53,548)	(15,061)	(1,463)
Total stockholders’ equity	$35,176	$52,357	$93,455	$10,274	$819

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this report.

Overview

Background

We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We recently completed our NDA for SILENORtm and submitted it to the FDA on January 31, 2008.

We have also in-licensed the product candidate nalmefene for the treatment of impulse control disorders. We completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

We were incorporated in August 2003 and are a development stage company. During 2003, we focused on hiring our executive team and initial operating employees and on in-licensing our first product candidate, SILENORtm. During 2004, we initiated two Phase 2 clinical trials for SILENORtm and entered into in-license agreements for nalmefene and acamprosate. During 2005, we initiated our Phase 3 clinical trials for SILENORtm, commenced a Phase 2/3 clinical trial on nalmefene for the treatment of pathological gambling, initiated a pilot Phase 2 clinical trial for nalmefene for smoking cessation, and began working on a new formulation for acamprosate. In December 2005, we completed our initial public offering in which we issued 5,000,000 shares of common stock at a price of $11.00 per share for gross proceeds of $55.0 million, and net proceeds of $49.8 million after deducting issuance costs of $5.2 million. In conjunction with the completion of our initial public offering, all outstanding shares of convertible preferred stock were converted into 12,242,000 shares of common stock. During 2006, we completed all of our clinical trials for SILENORtm and nalmefene, initiated non-clinical studies for SILENORtm and continued our formulation development work for acamprosate. During 2007, we focused on completing our non-clinical studies, preparing our NDA for SILENORtm and seeking a strategic collaboration to optimize the commercial success of SILENORtm.

We have incurred significant net losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $126.4 million. We expect our accumulated deficit to continue to increase for the next several years as we manage the regulatory approval process for our SILENORtm NDA, prepare for potential commercialization of SILENORtm and potentially pursue development of other product candidates.

SILENORtm

We submitted our NDA for SILENORtm to the FDA on January 31, 2008. Our NDA includes the data from our completed clinical development program for SILENORtm, which included four Phase 3 and two Phase 2 clinical trials that were randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of SILENORtm for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints. In addition, our NDA submission for SILENORtm included data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of SILENORtm, which were undertaken based on a request from the FDA in May 2006. We continue to plan to submit the results of our standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.

We are in discussions with third parties to optimize the commercial success of SILENORtm. We are also conducting market preparation activities to prepare for the launch of SILENORtm. We also intend to prepare to co-promote or market SILENORtm to specialists and high-prescribing physicians of insomnia treatments.

Nalmefene and Acamprosate

In July 2006, we announced the results from our pilot Phase 2 clinical trial evaluating the use of nalmefene for smoking cessation. In this trial, nalmefene demonstrated numerically higher smoking abstinence rates relative to placebo and incidences of adverse events were comparable to those observed in clinical trials previously conducted with nalmefene. In December 2006, we completed our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling. Nalmefene did not demonstrate statistically significant differences compared to placebo on the primary or any secondary endpoints and the most frequently reported adverse events were insomnia, nausea and dizziness. Elevation in liver enzymes was observed in some nalmefene-treated patients. We are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

In 2004, we in-licensed the patents associated with acamprosate’s use in movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. After receiving and analyzing the results of our Phase 1 formulation development work relating to acamprosate, we made the determination not to move forward with further development of acamprosate. We then terminated our license agreement for acamprosate, effective as of January 2, 2008.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with our non-clinical development program for SILENORtm, clinical trials managed by our CROs, costs associated with submitting and seeking approval of our NDA for SILENORtm, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. In 2007 our most significant costs were associated with our non-clinical development program for SILENORtm and the preparation and submission of our NDA for SILENORtm, whereas in 2006 and 2005 our most significant costs were associated with services provided by CROs, investigators and consultants relating to our clinical trials.

We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies and seek NDA approval for SILENORtm and potentially pursue the development of other product candidates.

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

At this time, due to the risks inherent in the regulatory approval process of our NDA for SILENORtm and the non-clinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, seeking regulatory approval, and conducting clinical trials requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing non-clinical testing or clinical trials, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.

We cannot forecast with any degree of certainty which product candidates will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of product candidates or collaboration agreements, if at all.

Marketing, General and Administrative

Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, prepare for the commercialization of SILENORtm and potentially pursue the development of other product candidates.

Remeasurement of Series C Warrant Liability

In conjunction with our Series C redeemable convertible preferred stock financing in June 2005, we issued a warrant that provided for the sale of additional shares of Series C preferred stock at the election either by us or the Series C preferred stockholders. The warrant instrument was treated as a net liability and periodically remeasured to its fair value with corresponding expense or income recognized within operating expenses. In September 2005, we exercised our right to require the Series C preferred stock investors to purchase additional shares of Series C preferred stock. Immediately prior to exercise, the value of the warrant was remeasured to its fair value, resulting in the recognition of total expense relating to the warrant of $5.6 million for the year ended December 31, 2005. No further Series C warrant expense will be recognized in future periods.

Interest and Other Income

Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities.

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

Research and Development Expenses

Our research and development expenses include expenditures relating to our clinical trials, non-clinical studies, our NDA filing for SILENORtm and drug development costs which we expense as they are incurred. Measurement of these expenses requires judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. Expenses recorded for our clinical trials, non-clinical studies, NDA work and drug development expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct our clinical trials, non-clinical studies, assist with our regulatory filings and approval process, and conduct drug development work. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.

License Fees

Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be earned, and the period to which the related expense may apply.

Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors based on estimated fair values. Prior to adopting SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro-forma disclosure of net income (loss) as if a fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, deferred stock compensation was recognized to the extent the price of the underlying common stock at the date of grant, as determined in our retrospective fair value analysis performed in conjunction with our initial public offering, exceeded the exercise price of the stock options.

SFAS No. 123(R) is applicable to our employee and director stock options and restricted stock awards. Measurement and recognition of share-based compensation under SFAS No. 123(R) involve significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, employee exercise behavior, the expected term for our stock options, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards which contain performance vesting conditions. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available, when determining the grant date calculated value for stock options. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, which provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Certain of our share-based awards vest upon the achievement of performance conditions. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options could differ significantly from those amounts recorded in our financial statements.

Net Operating Losses and Tax Credit Carryforwards

We have incurred significant net operating losses to date which have resulted in net operating loss carryforwards which begin to expire 20 years after being generated for federal tax purposes and ten years after being generated for California tax purposes. We also have research and development credits which begin to expire 20 years after being generated for federal purposes, and do not expire for California purposes. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 due to various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated. Additionally, $18.3 million of our federal net operating loss carryforwards, $17.3 million of our state net operating loss carryforwards and $0.9 million of our federal research and development credits were subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. At December 31, 2007, we estimate that $11.4 million of our federal net operating loss carryforwards and $10.4 million of our state net operating loss carryforwards remain limited. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes occur.

Results of Operations

Comparisons of the Years Ended December 31, 2007, 2006 and 2005

License fees.  License fees for the years ended December 31, 2007, 2006, and 2005 are summarized in the following table.

				Dollar Change		Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)

SILENORtm	$—	$500	$—	$(500)	$500	(100)%	N/A
Nalmefene	15	65	69	(50)	(4)	(77)%	(6)%
Acamprosate	475	600	413	(125)	187	(21)%	45%

Total license fees	$490	$1,165	$482	$(675)	$683	(58)%	142%

License fees decreased $0.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a $0.5 million milestone payment to ProCom One, our licensor relating to SILENORtm, in 2006 for achievement of a milestone for SILENORtm while no such payments occurred during 2007. Payments relating to the acamprosate program decreased $0.1 million due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor.

License fees increased $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a $0.5 million payment in 2006 to ProCom One, for achievement of a milestone for SILENORtm as well as an increase in quarterly license payments to our licensor relating to acamprosate.

Research and Development Expenses.  Research and development expenses for the years ended December 31, 2007, 2006, and 2005 are summarized in the following table.

				Dollar Change		Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)

SILENORtm development work	$4,286	$25,072	$21,210	$(20,786)	$3,862	(83)%	18%
Nalmefene and acamprosate development work	—	5,719	4,995	(5,719)	724	(100)%	14%
Personnel and other costs	6,581	5,534	2,461	1,047	3,073	19%	125%
Share-based compensation and consultant stock options	1,827	1,137	289	690	848	61%	293%

Total research and development expense	$12,694	$37,462	$28,955	$(24,768)	$8,507	(66)%	29%

Research and development expenses decreased $24.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a $20.8 million decrease in expenses associated with SILENORtm development work as a result of the completion of four Phase 3 clinical trials during 2006. Expenses related to nalmefene and acamprosate decreased $5.7 million primarily due to the conclusion of the Phase 2/3 clinical trial for the treatment of pathological gambling and the pilot Phase 2 clinical trial for smoking cessation during 2006. We discontinued our acamprosate development program during 2007 with no further costs expected to be incurred. During 2007, we reversed accrued expenses relating to SILENORtm and nalmefene clinical trials of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Personnel and other costs increased $1.0 million primarily due to an increase in salary and overhead costs as a result of higher research and development headcount in place throughout 2007 compared to 2006, as well as higher facility costs and consulting fees. Share-based compensation and consultant stock options, which are non-cash expenses, increased $0.7 million primarily due to share-based awards granted during 2007.

Research and development expenses increased $8.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to a $3.9 million increase in expenses associated with SILENORtm clinical trials as a result of four Phase 3 clinical trials being conducted during the year ended December 31, 2006 compared to two Phase 3 clinical trials being conducted during the year ended December 31, 2005. Expenses associated with nalmefene and acamprosate increased $0.7 million due to the conduct of the nalmefene Phase 2/3 clinical trial for the treatment of pathological gambling and the nalmefene pilot Phase 2 clinical trial for smoking cessation during 2006, as well as the development of various formulations for acamprosate. Personnel and other costs increased $3.1 million primarily due to an increase in headcount in order to conduct and manage the growth in clinical trial activities. Share-based compensation and consultant stock options increased $0.8 million primarily due to the adoption of SFAS No. 123(R) on January 1, 2006 and the resulting recognition of share-based compensation expense associated with our employee stock options.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses for the years ended December 31, 2007, 2006, and 2005 are summarized in the following table.

				Dollar Change		Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)

Marketing, personnel and general costs	$8,961	$7,765	$3,928	$1,196	$3,837	15%	98%
Share-based compensation	6,653	3,979	886	2,674	3,093	67%	349%

Total marketing, general and administrative expenses	$15,614	$11,744	$4,814	$3,870	$6,930	33%	144%

Marketing, general and administrative expenses increased $3.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to a $1.2 million increase in marketing, personnel and general costs as a result of higher compensation and benefit costs due to an increase in headcount, severance benefits incurred upon the resignation of our chief executive officer at December 31, 2007, and related expenses for our marketing, general and administrative functions, as well as higher professional fees and facility costs. Share-based compensation, which is a non-cash expense, increased $2.7 million due to share-based awards granted during 2007 and the acceleration of vesting for certain awards upon the departure of our chief executive officer at the end of 2007.

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

Remeasurement of Series C Warrant Liability.  Remeasurement of Series C warrant liability for the years ended December 31, 2007, 2006, and 2005 is summarized in the following table.

				Dollar Change		Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)

Remeasurement of Series C warrant liability	$—	$—	$5,649	$—	$(5,649)	0%	(100)%

Remeasurement of Series C warrant liability expense of $5.6 million incurred during the year ended December 31, 2005 was due to a financial instrument that was issued in conjunction with our Series C financing in June 2005 which provided for the sale of additional shares of Series C redeemable convertible preferred stock at either the election of Somaxon or the Series C investors. The fair value of this instrument was determined at the time of grant and recorded as a liability with subsequent changes in its fair value recorded through the statement of operations. In September 2005, the financial instrument was exercised, resulting in the issuance of additional shares of Series C redeemable preferred stock with no further expense recognized thereafter.

Interest and Other Income.  Interest and other income for the years ended December 31, 2007, 2006, and 2005 are summarized in the following table.

				Dollar Change		Percent Change
	Years Ended December 31,			2007 vs.	2006 vs.	2007 vs.	2006 vs.
	2007	2006	2005	2006	2005	2006	2005
	(dollar amounts in thousands)

Interest and other income	$2,387	$3,961	$1,413	$(1,574)	$2,548	(40)%	180%

Interest and other income decreased $1.6 million for year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a lower average cash and marketable securities balance during 2007 compared to 2006.

Interest and other income increased $2.5 million for year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to higher average cash and investment balances during the year ended December 31, 2006 as a result of proceeds from the completion of our initial public offering in December 2005 as well as higher interest rates earned on our cash and investments during a portion of 2006.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through December 31, 2005, we received net proceeds of approximately $140.9 million from the sale of shares of our preferred and common stock as follows:

•	from August 2003 to January 2004, we issued and sold a total of 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold a total of 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the Series C warrant was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for net proceeds of $10.0 million;

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock; and

•	since inception on August 14, 2003 through December 31, 2007, we have issued approximately 344,000 shares of common stock upon exercise of stock options from which we received aggregate proceeds of $1.1 million.

As of December 31, 2007, we had $37.1 million in cash, cash equivalents and marketable securities. We have invested a substantial portion of our available cash funds in commercial paper, corporate and United States securities agency notes and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to credit rating, diversification and maturities of our investments to preserve principal and maintain liquidity.

For the year ended December 31, 2007, net cash used in operating activities was $21.5 million, compared to $45.6 million for the year ended December 31, 2006. The decrease in net cash used in operating activities was primarily due to a reduction in our net loss as a result of the conclusion of our SILENORtm and our nalmefene clinical trial programs. This was offset in part by increased salaries and overhead costs associated with an increase in employee headcount and an expansion of our facilities. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of SILENORtm or any other product candidate that we may develop. We expect our operating expenses to be substantial over the next few years as we seek approval of our NDA for SILENORtm, prepare to potentially commercialize SILENORtm and potentially develop other product candidates.

We have entered into license agreements to acquire the rights to develop and commercialize our product candidates. Pursuant to these agreements, we obtained exclusive, sub-licenseable rights to the patents and know-how for certain indications. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity following the first commercial sale.

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007:

	Payments Due By Period
		2009	2011
		through	through	After
	2008	2010	2012	2012	Total
	(in thousands)

Operating lease obligations	$1,008	$2,095	$2,222	$95	$5,420
Minimum payments under license agreements	15	30	30	1,217	1,292

Total	$1,023	$2,125	$2,252	$1,312	$6,712

All of the minimum payments under license agreements pertain to our nalmefene program. In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events. These milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. The $11.3 million of additional milestone payments consists of a $1.0 million milestone payment related to our SILENORtm program and $10.3 million of milestone payments related to our nalmefene program. The $1.0 million SILENORtm milestone payment would be payable to ProCom One upon approval of our NDA for SILENORtm by the FDA. This milestone payment is not reflected in our financials as it is not considered to be incurred at this time. We are assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is not continued, the $10.3 million of milestone payments relating to nalmefene would not be paid and the portion of the minimum payments under license agreements disclosed in the table above from the date of termination forward would also not be paid. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.

We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and non-clinical studies, and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with any certainty the future costs we will incur under these agreements.

We do not have any off balance sheet arrangements.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs and timing of regulatory approvals and related commercialization activities;

•	the progress of our non-clinical studies and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including milestone payments to ProCom One and BioTie Therapies;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of SILENORtm or any other product candidate that we may develop; and

•	the extent to which we acquire or invest in other products, technologies and businesses.

We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2007, will be sufficient to meet our projected operating requirements through at least 2008.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, debt financing, assigning receivables or royalty rights, strategic collaborations or other strategic transactions. We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. This registration statement could allow us to obtain additional financing of up to $75.0 million. However, we may not be successful in obtaining additional financing, entering into collaboration agreements or other strategic transactions, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate development programs, relinquish some or even all rights to product candidates at an earlier stage of development, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures. This statement will first be effective for us for the year beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which was ratified in February 2008 and delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are in the process of analyzing the effects of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008. We do not expect to change our method of fair value recognition.

In June 2007, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. We will adopt EITF No. 07-3 as of January 1, 2008, and it is not expected to have a material impact on our results of operations or financial position.

In December 2007, the SEC issued Staff Accounting Bulletin, or SAB, No. 110 which, under certain circumstances, extends the use of the “simplified method” for determining the expected term for employee stock options established in SAB No. 107. SAB No. 110 provides that it is reasonable for a company to continue to use the simplified method of determining the expected option term when a company has insufficient historical exercise data to provide a reasonable basis to estimate the expected option. We expect to continue to use the simplified method for determining its expected employee option term because, as a result of our relatively recent initial public offering in December 2005, there is a limited amount of historical exercise data from which to form a reasonable basis to estimate the expected term. We estimate our expected term for employee stock options to be 6.25 years which was calculated using guidance provided by the SEC in SAB No. 107 upon adopting SFAS No. 123(R).

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for us beginning January 1, 2009. Unless we engage in a transaction which results in minority interest, we currently do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and marketable securities at December 31, 2007 consisted primarily of money market funds, commercial paper and corporate and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities including money market funds, commercial paper and government and corporate debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. Our money market funds are with institutions that have minimal mortgage-backed security exposure, and our commercial paper and corporate notes are with companies and agencies that continue to be highly rated. While we believe our cash, cash equivalents and marketable securities are well diversified and do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007, the end of our most recent fiscal year. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Part IV-Item 15(a)(1) in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

At March 3, 2008, our board of directors consisted of the following members:

Name	Age	Position with the Company

David F. Hale	59	Executive Chairman of the Board and Interim Chief Executive Officer
Daniel K. Turner III	46	Director, Chairman of the Audit Committee
Jesse I. Treu, Ph.D.	60	Director, Chairman of the Compensation Committee
Kurt von Emster	40	Director, Chairman of the Nominating / Corporate Governance Committee
Terrell A. Cobb	58	Director
Kenneth M. Cohen	52	Director
Michael L. Eagle	60	Director
Cam L. Garner	59	Director
Kurt C. Wheeler	55	Director

David F. Hale is one of our co-founders and has served as Executive Chairman of the Board of Directors since December 2007 and as interim Chief Executive Officer since January 2008. He served as non-Executive Chairman of the Board from August 2003 until December 2007. Mr. Hale is Chairman and Chief Executive Officer of Hale BioPharma Ventures. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, from October 2000 until it merged with Micromet AG in 2006. He served as a director of CancerVax from December 2000 until the merger with Micromet Inc., and he currently serves as Chairman of Micromet’s board of directors. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor and which was sold to Teva Pharmaceutical Industries Limited in 2004, from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the Board of Santarus, Inc., and Metabasis Therapeutics, Inc. He also serves on the board of directors of privately held SkinMedica, Inc., Verus Pharmaceuticals, Inc. and Conatus Pharmaceuticals, Inc. Mr. Hale is a co-founder and a member of the boards of directors of industry organizations including BIOCOM/ San Diego, the California Healthcare Institute and CONNECT, and is a member of the board of directors of the Biotechnology Industry Organization, Rady Children’s Hospital and Health Center, and the Burnham Institute for Medical Research. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University.

Daniel K. Turner III has served as a member of our board of directors since April 2004. Mr. Turner is a General Partner of Montreux Equity Partners, a position he has held since February 1993. Mr. Turner has 19 years of experience as an entrepreneur, operating manager and venture capitalist. Prior to Montreux, Mr. Turner managed the Turnaround Group for Berkeley International, where he had responsibility for a portfolio of $200 million. Previously, Mr. Turner was the founding Chief Financial Officer of Oclassen Pharmaceuticals Inc., a specialty pharmaceutical company focused in dermatology, which merged with Watson Pharmaceuticals. Mr. Turner started his career with Price Waterhouse in the high technology group. Mr. Turner holds a B.S. degree from Sacramento State University (magna cum laude) and attended the MBA program at the Haas School of Business at the University of California, Berkeley, where he has established the Turner Fellowship. Mr. Turner is a Certified Public Accountant.

Jesse I. Treu, Ph.D. has served as a member of our board of directors since December 2003. Dr. Treu has been a Partner of Domain Associates since its inception 23 years ago. He has been a director of over 30 early-stage health care companies, 18 of which have so far become public companies. Present board memberships include Altea Therapeutics, Aesthetic Sciences, BiPar Sciences, CoLucid, Regado Biosciences, and SenoRx. He has also served as a Founder, President and Chairman of numerous venture stage companies. Prior to the formation of Domain,

Dr. Treu had twelve years of experience in the health care industry. He was Vice President of the predecessor organization to The Wilkerson Group, and its venture capital arm, CW Ventures. While at CW Ventures, he served as President and CEO of Microsonics, a pioneer in computer image processing for cardiology. From 1977 through 1982, Dr. Treu led new product development and marketing planning for immunoassay and histopathology products at Technicon Corporation, which is now part of Siemens Diagnostics. Dr. Treu began his career with General Electric Company in 1973, initially as a research scientist developing thin film optical sensors for immunoassay testing, and later serving on the corporate staff with responsibility for technology assessment and strategic planning. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute and his M.A. and Ph.D. in physics from Princeton University.

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

Kenneth M. Cohen is one of our co-founders and has served as a member of our board of directors since our inception in August 2003. Mr. Cohen served as our President and Chief Executive Officer from our inception in August 2003 until December 2007. Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Synbiotics Corporation, Applied NeuroSolutions, Inc. and Highbridge Capital Management. From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a diagnostics company. From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996. Prior to joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation. Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania.

Michael L. Eagle has served on our board of directors since May 2007. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Since retiring from Eli Lilly, he has served as a founding member of Barnard Life Sciences, LLC. Mr. Eagle serves as Chairman of the Board of Favrille, Inc., a biopharmaceutical company, and serves on the boards of directors of Micrus Endovascular Corporation, a medical device company, and Xtent Inc, a development-stage drug eluting stent company. Mr. Eagle earned his B. S. degree in mechanical engineering from Kettering University and an M. B. A. from the Krannert School of Management at Purdue University. He serves on the Board of Trustees of the La Jolla Playhouse and Futures for Children.

Cam L. Garner is one of our co-founders and has been a member of our board of directors since August 2003. Mr. Garner co-founded the specialty pharmaceutical companies Verus Pharmaceuticals, Inc., Cadence Pharmaceuticals, Inc., Zogenix, Inc., Evoke Pharma., Elevation Pharmaceuticals, Inc., DJ Pharma and Xcel Pharmaceuticals, Inc. He

currently serves as Executive Chairman of Verus, Chairman of Cadence, Evoke, Elevation, and Zogenix and served as Chairman of Xcel and DJ Pharma until they were sold. He was Chief Executive Officer of Dura Pharmaceuticals, Inc., a pharmaceutical company, from 1989 to 1995 and Chairman and Chief Executive Officer from 1995 to 2000 until it was sold to Elan Corporation plc in November 2000. Mr. Garner also serves on the board of directors of Pharmion Corporation, Favrille, Inc., SkinMedica, Inc. and Aegis Therapeutics. Mr. Garner earned his M.B.A from Baldwin-Wallace College and his B.A. in Biology from Virginia Wesleyan College.

Kurt C. Wheeler has served as a member of our board of directors since June 2005. Mr. Wheeler is a Managing Director of Clarus Ventures, a venture capital firm, a position he has held since February 2005, and is a General Partner of MPM Capital BioVentures II and III funds, a position he has held since March 2000. Prior to joining MPM, Mr. Wheeler was Chairman and CEO of InControl, a publicly traded medical device company that designed, developed, and marketed implantable medical devices to treat irregular heart rhythms. In September 1998, Mr. Wheeler negotiated the sale of InControl to Guidant. He serves on the board of directors of HemoSense, Inc., CryoCor, Inc. and SenoRx Inc., as well as a number of private medical device and biopharmaceutical companies. He began his professional career at Eli Lilly & Co. He holds a B.A. from Brigham Young University and a M.B.A. from Northwestern University.

Audit Committee and Financial Expert

Our audit committee currently consists of Mr. Turner (chair), Mr. Eagle, and Mr. Garner, each of whom our board of directors has determined is independent within the meaning of the independent directors standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Turner qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2007. The audit committee and our board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008.

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

Daniel K. Turner III, Chairman
Michael L. Eagle
Cam L. Garner

Executive Officers

At March 3, 2008, our executive officers consisted of the following:

Name	Age	Position with the Company

David F. Hale	59	Executive Chairman of the Board and Interim Chief Executive Officer
Susan E. Dubé	60	Senior Vice President, Corporate and Business Development
Philip Jochelson, M.D.	47	Senior Vice President and Chief Medical Officer
James L’Italien, Ph.D.	55	Senior Vice President, Regulatory Affairs and Quality Assurance
Jeffrey W. Raser	47	Senior Vice President, Sales and Marketing
Brian T. Dorsey	39	Vice President, Product Development
Robert L. Jones	63	Vice President, Human Resources
Meg M. McGilley	48	Vice President, Chief Financial Officer and Treasurer
Matthew W. Onaitis	37	Vice President, General Counsel and Secretary

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

James J. L’Italien, Ph.D. joined the company in March 2007 as Senior Vice President, Regulatory Affairs and Quality Assurance. From 2002 to 2007, Dr. L’Italien was Senior Vice President, Regulatory Affairs and Compliance at Ligand Pharmaceuticals Incorporated, a specialty pharmaceutical company. Prior to joining Ligand, Dr. L’Italien was Vice President, Global Regulatory Affairs at Baxter BioScience, a division of Baxter Healthcare Corporation. From 1994 to 1998, he served at Amylin Pharmaceuticals, Inc., a specialty pharmaceutical company, as Senior Director and then as Vice President, Pharmaceutical Development. Dr. L’Italien also has served as Director, Quality and Technical Affairs at Ortho Biotech, a biotech company and subsidiary of Johnson & Johnson, and as Associate Director, Analytical Development at SmithKline Beecham, a pharmaceutical company. Dr. L’Italien received his Ph.D. in protein biochemistry from Boston University and a B.S. in chemistry from Merrimack College.

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

Brian T. Dorsey joined Somaxon as Executive Director, Manufacturing and Program Management in March 2005. He was later promoted to Vice President, Manufacturing and Program Management in November 2006 and named Vice President, Product Development in January 2007. From April 2002 to March 2005, Mr. Dorsey served as Head of Project Management, Medical Writing and Library Services at Maxim Pharmaceuticals Inc., a biopharmaceutical company. From May 2001 to April 2002, Mr. Dorsey served as Director, Head of Biopharmaceutical Project Management at Baxter Bioscience, a division of Baxter Healthcare Corporation. Previously, Mr. Dorsey served as a Global Project Leader / Project Director at Pfizer Global Research and Development (Agouron). Mr. Dorsey received his B.S. in chemistry and his Masters degree in executive leadership, both from the University of San Diego.

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007, except that due to an administrative error, a Form 4 relating to a sale by Ms. McGilley of shares of our common stock was filed on April 5, 2007 rather than the due date of April 4, 2007.

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

Compensation Discussion and Analysis

Philosophy

All of our compensation programs are designed to attract and retain key employees, to motivate them to achieve key strategic performance measures and to reward them for superior performance. Different compensation programs are geared toward short and longer-term performance with the overarching goal of providing our employees with incentives to increase stockholder value over the long term. Executive compensation programs impact all employees by creating an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

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

Overview of Total Compensation and Process

Elements of total compensation for our executives include:

•	salary,

•	annual, variable, performance-based bonus awards, payable in cash,

•	equity-based incentive awards, and

•	other benefits.

Each of these is described in more detail below.

The compensation committee has the primary authority to determine our company’s compensation philosophy and to establish compensation for our executive officers. In the first quarter of each year, the compensation committee, which consists entirely of independent members of our board of directors, reviews the performance of each of our executive officers during the previous year. In connection with this review, the compensation committee typically reviews and resets base salaries for our executive officers, determines their incentive bonuses relating to prior year performance, approves elements of the incentive bonus plan for the current year, including target bonuses and corporate objectives, and grants stock options to all of our executive officers and certain other eligible employees. The compensation committee also has the discretion to make adjustments to executive compensation at other times during the year.

In making these compensation decisions, it has been the practice of our compensation committee to review the historical levels of each element of each executive officer’s total compensation (salary, bonus, stock incentive awards and other benefits) and to compare each element with that of the executive officers in an appropriate market comparison group.

In the first quarter of 2006, the comparison of each executive officer’s base salary to market compensation data was prepared by our internal human resources staff. Each executive’s base salary was compared to two market surveys, the 2005 Biotech Employee Development Coalition — San Diego survey, which consisted of 93 San Diego-based biotechnology companies, and the 2005 Radford Survey — Biotechnology Benchmark, which included approximately 100 biotechnology companies throughout the United States having a number of employees between 50 and 149. In addition, each executive’s base salary was compared to base salaries of executives from a specific market comparison group. This group consisted of San Diego-based specialty pharmaceutical companies of a similar size to our company with whom we felt we generally competed to fill senior management positions. The companies in the group were:

•	Acadia Pharmaceuticals Inc.

•	Arena Pharmaceuticals, Inc.

•	CancerVax Corporation, which has since been acquired by Micromet AG,

•	Neurocrine Biosciences, Inc., and

•	Santarus, Inc.

Also during the first quarter of 2006, we engaged Remedy Compensation Consulting, or Remedy, formerly known as Top 5, an independent compensation consultant, to recommend annual stock option grant sizes which they prepared based on their analysis of the foregoing comparable companies. Our compensation committee adopted guidelines based upon these recommendations. The guidelines provide ranges of options to be granted to our employees, including our executive officers, based on their positions and whether the grants are being made in connection with hiring or on a performance basis thereafter. Our compensation committee considers these ranges in making determinations regarding the size of option grants, but it is not bound to comply with these ranges.

With respect to the compensation committee’s executive compensation review in early 2007, the committee authorized management to engage Compensia, Inc., or Compensia, an independent compensation consultant, to perform a competitive assessment of each executive officer’s compensation utilizing a specific market comparison group of specialty pharmaceutical companies. We selected this group using the following criteria:

•	market capitalizations between $175 million and $625 million at the time of selection,

•	most advanced product candidate in Phase 2 or later, but no products approved by the FDA,

•	limited or no commercial infrastructure at the time of selection, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee approved the companies comprising the comparison group. The companies in the group were:

• Acadia Pharmaceuticals Inc.	• Nastech Pharmaceutical Company, Inc.
• Adolor Corporation	• Nastech Pharmaceutical Company, Inc.
• Affymax, Inc.	• Neurocrine Biosciences, Inc.
• Alexza Pharmaceuticals, Inc.	• Neurogen Corporation
• Allos Therapeutics, Inc.	• NPS Pharmaceuticals, Inc.
• Altus Pharmaceuticals Inc.	• Nuvelo, Inc.
• Arena Pharmaceuticals, Inc.	• Pain Therapeutics, Inc
• Cadence Pharmaceuticals, Inc.	• Pozen, Inc.
• Cypress Bioscience, Inc.	• Trubion Pharmaceuticals, Inc.
• Cytokinetics, Incorporated	• Vanda Pharmaceuticals Inc.
• Memory Pharmaceuticals Corp.	• Xenoport, Inc.

Compensia also compared each executive’s compensation to two market surveys, the 2006 Biotech Employee Development Coalition Survey, which consisted of 87 San Diego-based biotechnology companies, and the 2006 Radford Survey — Biotechnology Benchmark, which included 111 biotechnology companies throughout the United States having a number of employees between 50 and 149.

With respect to the compensation committee’s executive compensation review in early 2008, the committee authorized management to engage Remedy to perform a competitive assessment of each executive officer’s compensation utilizing a specific market comparison group of specialty pharmaceutical companies. Our management reviewed the market comparison group that we used in 2007 with Remedy and this review resulted in a new market comparison group that possessed the following characteristics:

•	market capitalizations below $625 million at the time of selection,

•	most advanced product candidate in Phase 2 or later, but no products approved by the FDA,

•	limited or no commercial infrastructure at the time of selection,

•	less than 275 employees at the time of selection, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee then approved the companies comprising the comparison group. The companies in the group are:

• Acadia Pharmaceuticals Inc.	• Kosan Biosciences Incorporated
• Adolor Corporation	• Memory Pharmaceuticals Corp.
• Affymax, Inc.	• Metabasis Therapeutics, Inc.
• Alexza Pharmaceuticals, Inc.	• Nastech Pharmaceutical Company, Inc.
• Allos Therapeutics, Inc.	• Neurocrine Biosciences, Inc.
• Altus Pharmaceuticals Inc.	• Neurogen Corporation
• Arena Pharmaceuticals, Inc.	• Nuvelo, Inc.
• Cadence Pharmaceuticals, Inc.	• Pain Therapeutics, Inc.
• Combinatorx, Incorporated	• Rigel Pharmaceuticals, Inc.
• Cypress Bioscience, Inc.	• Telik, Inc.
• Cytokinetics, Incorporated	• Trubion Pharmaceuticals, Inc.
• Favrille, Inc.	• Vanda Pharmaceuticals Inc.
• ImmunoGen, Inc.

In early 2008, Remedy also compared the stock option grant guidelines previously adopted by our compensation committee with option grant data from the companies in our market comparison group described above. Remedy then made recommendations to the compensation committee regarding potential updates to our stock option guidelines, including those relating to our executive officers. The compensation committee adopted new stock option guidelines based upon these recommendations.

With respect to survey data not relating to our market comparison groups that was reviewed by the compensation committee, the identities of the individual companies included in the surveys were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. Instead, the compensation committee only referred to the statistical summaries of such surveys.

While we believe that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely a comparison to data from these companies. While compensation paid by other companies is a factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result of this approach, there are no comparative guidelines, such as percentiles, used by our compensation committee in making compensation determinations relative to the compensation data from our market comparison group. In addition, the compensation committee has discretion to make option grants to executive officers that are outside of the ranges in our stock option guidelines. Our compensation committee relies upon the judgment of its members in making executive compensation decisions, after reviewing the following factors:

•	our performance against corporate objectives for the previous year,

•	difficulty in achieving desired results in the previous year and the current year,

•	value of the executive’s unique leadership and other skills and capabilities to support our long-term performance,

•	historical compensation versus performance,

•	status relative to similarly-situated executives from our market comparison group, and

•	the executive’s performance generally, including against individual objectives, for the previous year.

The data regarding the compensation history and market comparisons for each executive officer are provided to our Chief Executive Officer, the Chairman of the Board and the compensation committee. Our Chief Executive

Officer then makes compensation recommendations to the compensation committee based on the performance of the executive officers who report to him. With respect to 2007, our Chairman of the Board made compensation recommendations to the compensation committee based on the performance of the Chief Executive Officer. The compensation committee considers, but is not bound to accept, these recommendations with respect to executive officer compensation. No executive officer is present at the time of his or her compensation is being discussed or determined.

On December 6, 2007, we announced that our Chief Executive Officer, Kenneth Cohen, had resigned from his employment with us, effective December 31, 2007. Our Chairman of the Board, David F. Hale, was appointed as Executive Chairman of the Board on December 6, 2007, and assumed the role of Interim Chief Executive Officer on January 1, 2008. Mr. Hale will hold each of these positions until a new Chief Executive Officer is retained, at which time Mr. Hale will return to his position as non-Executive Chairman of the Board.

At the time that Mr. Hale agreed to serve in these positions, the compensation committee and our board of directors approved compensation arrangements for Mr. Hale for his service in these positions for 2008. As a result, Mr. Hale’s compensation was not reviewed and adjusted as part of our normal, annual executive compensation review.

Prior to the end of 2008, our board of directors will review Mr. Hale’s then-current role and determine his compensation for 2009. If a new Chief Executive Officer is retained and Mr. Hale returns to his role as non-Executive Chairman of the Board for 2009, it is expected that Mr. Hale will be compensated for 2009 as provided under our Director Compensation Policy. We expect that the compensation of the new Chief Executive Officer will be reviewed and adjusted annually pursuant to our historical practices relating to our other executive officers, with our Chairman of the Board making related compensation recommendations to the compensation committee.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above. We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the compensation committee reviews historical and competitive information and applies its judgment in light of the company’s then-current circumstances regarding current and long-term goals to determine the appropriate level and mix of incentive compensation.

Elements of Executive Compensation

The following “Summary Compensation Table” provides a summary of the compensation received by our Executive Chairman and Interim Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, or our Named Executive Officers, in the fiscal years ended December 31, 2007 and 2006. David F. Hale assumed the position of Executive Chairman of the Board on December 6, 2007 and the position of Interim Chief Executive Officer on January 1, 2008. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. The “Salary” column is the gross wages earned during each year listed. The “Stock Awards” column is the non-cash charge for expense related to restricted stock recorded during each year listed in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment, or SFAS No. 123(R). The “Option Awards” column is the non-cash charge for stock options recorded during each year listed in accordance with the provisions of SFAS No. 123(R). The “Non-Equity Incentive Plan Compensation” is the bonus earned during each year listed. No Named Executive Officer earned any signing bonuses, pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2007 or 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	Compensation	Total

David F. Hale,	2007	$19,646	$—	$26,714	$676,561	$—	N/A	$162,189	$885,110
Executive Chairman and Interim Chief Executive Officer(1)	2006	—	—	—	303,042	—	N/A	95,750	398,792
Kenneth M. Cohen,	2007	345,833	—	—	1,989,430	70,000	N/A	368,657	2,773,920
Former President and Chief Executive Officer and Current Director(2)	2006	320,833	—	—	825,733	115,500	N/A	—	1,262,066
Meg M. McGilley,	2007	234,375	—	26,714	404,186	54,844	N/A	—	720,119
Vice President and Chief Financial Officer	2006	220,833	—	—	312,347	61,281	N/A	—	594,461
Philip Jochelson,	2007	281,067	—	26,714	448,840	71,883	N/A	—	828,504
Senior Vice President and Chief Medical Officer	2006	262,500	—	—	354,050	74,493	N/A	—	691,043
Susan E. Dubé,	2007	255,208	—	26,714	385,376	53,211	N/A	—	720,509
Senior Vice President, Corporate Development	2006	243,333	—	—	291,747	67,342	N/A	—	602,422
Jeffrey W. Raser,	2007	255,208	—	26,714	384,653	62,781	N/A	—	729,356
Senior Vice President, Sales and Marketing	2006	$243,333	$—	$—	$290,955	$67,160	N/A	$—	$601,448

(1)	Mr. Hale became Executive Chairman of the Board on December 6, 2007 and Interim Chief Executive Officer on January 1, 2008. Amounts included in the “Salary” column for Mr. Hale reflect payments for his service as Executive Chairman of the Board during 2007. Amounts included in “All Other Compensation” reflect payments made to Mr. Hale for his service as non-Executive Chairman of the Board during each year listed. Amounts included in the “Stock Awards” and “Option Awards” columns for Mr. Hale include all share-based award amounts earned during each year listed as determined under SFAS No. 123(R) for his services both as non-Executive Chairman of the Board during 2006 and through December 5, 2007 and as Executive Chairman of the Board beginning December 6, 2007.

(2)	Mr. Cohen’s resignation from employment with us was effective December 31, 2007. Under his employment agreement and in connection with his resignation, Mr. Cohen received a lump-sum severance payment of $345,937, which represented the amount of base salary paid to Mr. Cohen during the 12 months prior to the effective date of his resignation, and $22,720 for unused paid time off, both of which are included in the “All Other Compensation” column in the table above. Mr. Cohen also received a $70,000 bonus payment relating to performance in 2007. Additionally, Mr. Cohen received 12 months of accelerated vesting for his stock options, the value of which is included in the “Options Awards” column as determined under SFAS No. 123(R). Mr. Cohen is also eligible to receive a $70,000 bonus payment in the event the NDA for SILENORtm is accepted by the FDA. This amount is not included in the table above since it is unknown at this time if it will be paid.

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

In March 2007, the compensation committee set base salaries for our Named Executive Officers, other than Mr. Hale, to be in effect until the next annual review by the compensation committee. These base salaries were as follows:

	Base Salary		Increase Over
Named Executive Officer	2006	2007	2006(%)

Kenneth M. Cohen, Former President and Chief Executive Officer	$325,000	$350,000	7.7%
Meg M. McGilley, Vice President and Chief Financial Officer	225,000	236,250	5.0%
Philip Jochelson, M.D., Senior Vice President and Chief Medical Officer	265,000	278,250	5.0%
Susan E. Dubé, Senior Vice President, Corporate Development	245,000	257,250	5.0%
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	$245,000	$257,250	5.0%

Each of these increases reflected an overall assessment by the compensation committee of the executive officer’s base salary level, taking into account executive’s performance in 2006, contribution to the company’s overall performance in 2006, historical compensation awards, anticipated contribution to 2007 corporate goals and comparisons to data from the companies in our market comparison group.

Mr. Hale did not receive a base salary for service as our Interim Chief Executive Officer during 2007 since his role in that position started January 1, 2008. Mr. Hale did receive $15,000 per month pro-rated from December 6, 2007 through December 31, 2007 for his services as Executive Chairman of the Board. During 2008, Mr. Hale will receive a salary of $15,000 per month for each month or portion of a month that he serves as our Interim Chief Executive Officer. For his service as our Executive Chairman of the Board, Mr. Hale will receive a monthly salary of $15,000 per month throughout 2008, regardless of whether Mr. Hale returns to his position as non-executive Chairman of the Board.

In October 2007, our board of directors, upon the recommendation of the compensation committee, increased Dr. Jochelson’s base salary from $278,250 to $300,000, an increase of 7.8%. This increase was made to reward Dr. Jochelson for past performance and to provide incentive for Dr. Jochelson to continue to contribute to our overall performance, and was determined in part by comparing Mr. Jochelson’s salary to data from the companies in our market comparison group.

In February 2008, the compensation committee set base salaries for our Named Executive Officers, other than Mr. Hale, to be in effect until the next annual review by the compensation committee. These base salaries are as follows:

	Base Salary		Increase Over
Named Executive Officer	2007	2008	2007(%)

Meg M. McGilley, Vice President and Chief Financial Officer	$236,250	$255,000	7.9%
Philip Jochelson, M.D., Senior Vice President and Chief Medical Officer	300,000	316,500	5.5%
Susan E. Dubé, Senior Vice President, Corporate Development	257,250	268,850	4.5%
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	$257,250	$270,150	5.0%

Each of these increases reflects an overall assessment by the compensation committee of the executive officer’s base salary level, taking into account executive’s performance in 2007, contribution to our overall performance in 2007, historical compensation awards, anticipated contribution to 2008 corporate goals and comparisons to data from the companies in our market comparison group.

Non-Equity Incentive Plan Compensation

It is the compensation committee’s objective to have a significant percentage of each executive officer’s total compensation be contingent upon our performance as well as upon his or her own level of performance and contribution toward our performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved, with individual performance also taken into account by the compensation committee for executive officers other than the Chief Executive Officer.

In the first quarter of 2006, our compensation committee adopted the 2006 Incentive Plan. This plan was designed to reward our executive officers for the achievement of annual performance goals. Pursuant to the plan, each year the committee designates for each executive officer a target bonus amount, expressed as a percentage of his or her base salary. For 2006, the target bonus percentage for our Chief Executive Officer was 40% of his base salary. For each other executive officer, the target bonus was 30% of his or her base salary. In March 2007, the committee approved our 2007 Incentive Plan, which included the same target bonus percentages for our Chief Executive Officer and each of our other executive officers as were in effect under our 2006 Incentive Plan. In February 2008, the committee approved our 2008 Incentive Plan, under which the target bonus percentage for our Chief Executive Officer will be 45% of his base salary, and the target bonus percentage for each other executive officer will be 35% of his or her base salary. For his service as our Interim Chief Executive Officer, Mr. Hale will be entitled to receive a bonus based entirely on the achievement of corporate goals during 2008. His target bonus will be 45% of the amount of total salary ($30,000 per month) that he receives during the period that he serves as Interim Chief Executive Officer. The bonus will be determined by the compensation committee and paid to Mr. Hale at the same time that the determination and payment of performance-based annual bonuses are made with respect to our other executive officers for 2008 performance.

The calculation of the bonus to be paid to our Chief Executive Officer is entirely dependent upon the achievement of our corporate performance goals. The corporate performance goals for 2006 were established by the compensation committee and included objectives relating to: (1) clinical trials and product development, (2) strategic planning and related financing with respect to our product candidate SILENORtm, and (3) general corporate objectives.

Objectives relating to our clinical trials and product development programs included the completion of the first of four Phase 3 clinical trials of our product candidate SILENORtm in the first quarter of the year, followed by the remaining three Phase 3 clinical trials and five Phase 1 clinical trials of SILENORtm during the remainder of the year, as well as completing all other development work relating to SILENORtm in a timely manner. In addition, these objectives included completion of the pilot Phase 2 clinical trial of our product candidate nalmefene for smoking cessation in mid-2006, and completion of the Phase 2/3 clinical trial of nalmefene for the treatment of pathological gambling by the end of the year, together with an assessment by management of further development plans based on the results of those clinical trials. With respect to our former product candidate acamprosate, these objectives included a determination of suitability for development of several new formulations of acamprosate by completing Phase 1 pharmacokinetic clinical trials, followed by the preparation of a clinical development plan.

Our goals relating to strategic planning with respect to SILENORtm included pursuing a collaboration with another pharmaceutical company to help us commercialize SILENORtm and to provide working capital, while also developing our own strategic and tactical plan for the commercialization of SILENORtm and the pursuit of other financing arrangements to secure working capital.

General corporate objectives consisted of achieving increased awareness of our company and our product candidates and complying with all legal and accounting requirements applicable to a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The 2007 corporate performance goals were established by the compensation committee and included objectives relating to: (1) regulatory activities relating to our product candidate SILENORtm, (2) establishing a strategic collaboration regarding SILENORtm, (3) our stock price performance, and (4) general corporate objectives.

Objectives relating to SILENORtm regulatory activities included the completion of the NDA submission for SILENORtm by August 31, 2007, absent the portions of the NDA that depend on pending non-clinical work, with the goal of submitting the NDA to the FDA in the first quarter of 2008. With respect to establishing strategic collaboration regarding SILENORtm, our goal was to complete a collaboration by the end of 2007.

The objective relating to our stock price performance was based on a comparison between the percentage change in average closing prices for the last ten days of trading for 2006 and 2007 on the Nasdaq Global Market for our common stock and the Nasdaq Biotech Index. The difference of the average closing prices for the Nasdaq Biotech Index was subtracted from the difference of the average closing prices for our common stock, and the percentage achievement depended on the result as follows:

•	if the result was less than or equal to -5, the percentage goal achievement was zero,

•	if the result was more than -5 but less than or equal to zero, the percentage goal achievement was 50%,

•	if the result was more than zero but less than or equal to 5, the percentage goal achievement was 60%, and

•	if the result was more than 5 but less than or equal to 10, the percentage goal achievement was 100%

Our goals relating to our general corporate performance included maintaining compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, along with complying with all other legal and accounting requirements applicable to a public company. In addition, these objectives included operating within the budgets approved by our board of directors and having cash and cash equivalents as of December 31, 2007 sufficient to fund our planned operations for at least one year. These goals also included completion of our Phase 1 pharmacokinetic clinical trials of our product candidate acamprosate and making recommendations to the board of directors relating to plans for acamprosate and our nalmefene product candidate.

For our executive officers other than our Chief Executive Officer, the calculation of the bonus depends on the achievement of both corporate and individual performance. The individual performance assessments are primarily based upon individual performance objectives that are established based upon each executive officer’s job responsibilities. The objectives are designed to support the continuing growth and development of the organization and generally take into account the executive officer’s planned contributions toward helping us achieve our corporate goals. For 2006 and 2007, the bonus for each of our executive officers other than our Chief Executive Officer was based 75% on the achievement of corporate goals and 25% on individual performance. The compensation committee approved the same weighting in the 2008 Incentive Plan. Because of the relatively low weighting of individual performance and the discretion of the compensation committee to determine individual performance based upon numerous factors, we do not believe that an analysis of specific individual performance goals is material to a discussion of the executive compensation determination of our executive officers.

With respect to both corporate goals and individual performance, our compensation committee places performance into one of four categories: excellent in view of prevailing conditions, acceptable in view of prevailing conditions, meeting some but not all objectives, or not acceptable in view of prevailing conditions. Each of these categorizations results in range of multipliers to the target amount of the bonus that is applicable to the corporate or individual goals. The compensation committee has discretion with respect to the actual multiplier to apply in each case. For 2006 and 2007, the ranges were 75% to 150% for excellent performance, 50% to 75% for acceptable performance, 25% to 50% for performance meeting some but not all objectives and 0% for unacceptable performance. The compensation committee approved the same ranges in the 2008 Incentive Plan. Management’s recommendations with respect to bonuses for executive officers utilize the weightings between corporate goals and individual performance and the multipliers to the target bonus amounts. The primary factor in the determination of the bonus is the achievement of objectives, but the compensation committee also takes other factors into account, such as market comparison data, contribution to corporate goals, historical compensation awards and anticipated contribution to future corporate goals.

If any executive officer was not employed with us for the full year, his or her incentive compensation will be pro-rated based on the portion of the year he or she was employed with us. To be eligible for a pro-rated bonus, the executive must have served in that capacity for at least the last three months of the year and through the time the bonus is paid.

In March 2007, the compensation committee awarded incentive compensation to our executive officers relating to 2006 performance. In making these determinations, the compensation committee assessed our overall performance and determined that we met our corporate objectives at the 90% level.

In February 2008, the compensation committee awarded incentive compensation to our executive officers relating to 2007 performance. In making these determinations, the compensation committee assessed our overall performance and determined that we met our corporate objectives at the 76% level. The bonuses received by our Named Executive Officers for 2007 are set forth in the “Summary Compensation Table” above. Mr. Hale did not receive a bonus for 2006 or 2007 because he commenced employment with us in December 2007.

In October 2007, our board of directors, upon the recommendation of the compensation committee, amended our 2007 Incentive Plan to provide that each executive officer is eligible for an additional cash bonus equal to 50% of his or her target bonus percentage, payable upon the acceptance of the NDA for SILENORtm by the FDA. This was done to provide additional incentive for our management team to help achieve this key corporate objective. In the event of any change in control of our company prior to the acceptance of the NDA, these bonuses will be paid upon consummation of the change in control. These bonuses are in addition to any bonuses payable to our executive officers under the 2008 Incentive Plan.

Equity-Based Awards

We generally provide equity-based incentive award compensation to our executive officers through grants of stock options. Stock option grants allow us to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation,

•	provide an opportunity for increased equity ownership by executives, and

•	maintain competitive levels of total compensation.

Stock option grant levels are determined based on market data and vary among executive officers based on their positions and performance. Newly hired or promoted executive officers also typically receive stock option grants in connection with those events. We have guidelines that provide ranges of options to be granted to our employees, including our executive officers, based on their positions and whether the grants are being made in connection with hiring or on a performance basis thereafter. These guidelines were adopted by our compensation committee after considering recommendations provided by our independent compensation consultant that were based upon option grant data from our market comparison group and the statistical summaries of compensation data presented to them based on available surveys. Our compensation committee considers the ranges contained in our guidelines in making determinations regarding the size of option grants, but it is not bound to comply with these ranges. In making determinations relating to the size of stock option grants, the compensation committee takes into account a number of factors, such as the relative performance of the executive, individual scope of duties, the value of existing long-term incentive awards, individual performance history, prior contributions to company performance, the size of prior grants and competitive market data. Based upon these factors, the compensation committee determines the size of stock option grants at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

The 2005 Stock Incentive Plan initially defined the exercise price of our stock option grants to be the closing price of our common stock on the Nasdaq Global Market on the trading day immediately prior to the grant date. In January 2007, the board of directors amended our 2005 Stock Incentive Plan to define the exercise price to be the closing price of our common stock on the Nasdaq Global Market on the grant date.

In addition, the board of directors has implemented a Policy Regarding Equity Awards. With respect to stock options that may be granted to our executive officers, this policy provides that:

•	stock options may be granted only at meetings of the compensation committee or the board of directors,

•	the grant date shall be the date that the meeting approving the option grant was held or the date of commencement of employment of a newly-hired executive officer, if later,

•	the exercise price of a stock option may not be less than the fair market value of a share of our common stock on the grant date,

•	no grant of any stock option to an executive officer shall be permitted if the compensation committee determines that at the time of grant its members are in possession of material, non-public information concerning the company, and

•	the material terms of each option grant are communicated to the executive officer in a timely manner.

The policy also provides that stock awards can be granted outside the terms of the policy in the event of unique circumstances or when time is of the essence, but that we shall not, and shall not have any program, plan or practice to, coordinate stock option grants with the release by us of material non-public information or any other investor relations activities.

In connection with his appointment as Executive Chairman of the Board and Interim Chief Financial Officer in December 2007, and in order to compensate him for his increased responsibilities in those roles during 2008, our board of directors made two grants to Mr. Hale of stock options to purchase shares of our common stock under our 2005 Stock Incentive Plan. Mr. Hale received options to purchase 50,000 shares of our common stock at an exercise price of $5.90, the closing price of our common stock on the Nasdaq Global Market on the grant date of December 6, 2007. These options vest on a monthly basis in 36 equal installments beginning on January 1, 2008. In the event of a change of control transaction involving us or our stock, all of these options will fully vest upon the consummation of the change of control transaction. On the same day, Mr. Hale was also granted stock options to purchase 40,000 shares of our common stock at an exercise price of $5.90. These options were fully vested at the time of grant.

Except for the options we have granted to Mr. Hale, all of the stock options that have been granted to our executive officers to date have a ten year term and vest over four years, with 25% vesting after one year and the remainder vesting in equal monthly installments over the subsequent three years. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our 2005 Stock Incentive Plan also allows us to provide other types of equity awards to our executive officers. In October 2007, each of our executive officers, including Mr. Hale, was issued 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm. These one-time grants were made in order to provide additional incentives for our management team to help achieve the key corporate goals represented by the events that trigger vesting. With respect to the restricted stock held by Mr. Hale, in the event of a change of control transaction involving us or our stock prior to the acceptance and/or the approval of the NDA for SILENORtm, 100% of the unvested shares of restricted stock will vest upon the consummation of the change of control transaction. With respect to the restricted stock held by our other executive officers, in the event of a change of control transaction involving us or our stock prior to the acceptance and/or the approval of the NDA for SILENORtm, 50% of the unvested shares of restricted stock will vest upon the consummation of the change of control transaction. The remaining 50% will be converted into the right to receive cash at the time of the consummation of the change of control transaction based on the value of the change of control transaction, with such cash to be paid to the executive officer upon attainment of the applicable performance objectives. In addition, if an executive officer is terminated without cause or resigns for good reason following the change of control transaction but prior to the attainment of the performance objectives, the cash would be paid to him or her in full upon his or her termination or resignation. Except in the event of a change of control, an executive officer must be employed on the applicable vesting date in order to have his or her restricted stock vest. Except with respect to this one-time grant of shares of restricted stock, stock options have been the only type of award granted to executive officers under our 2005 Stock Incentive Plan.

We do not have any security ownership requirements for our executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding stock options and restricted stock as of December 31, 2007 for our Named Executive Officers.

							Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
	Option Awards								Plan	Market or
				Equity					Awards:	Payout
				Incentive					Number of	Value of
				Plan					Unearned	Unearned
				Awards:					Shares,	Shares,
		Number of	Number of	Number of			Number of	Market	Units or	Units or
		Securities	Securities	Securities			Shares or	Value of	Other	Other
		Underlying	Underlying	Underlying	Option		Units of	Stock That	Rights that	Rights That
	Award	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock That	Have Not	Have not	Have not
	Grant	Options (#	Options (#	Unearned	Price	Expiration	Have Not	Vested	Vested (#)	Vested
Name and Principal Position	Date	Exercisable)(1)	Unexercisable)(1)	Options (#)	($/Share)	Date	Vested (#)	($)	(2)	($)
David F. Hale,	3/02/2005	15,000	—	—	$2.40	3/01/2015	—	$—	—	$—
Executive Chairman and	7/19/2005	13,333	—	—	3.00	7/18/2015	—	—	—	—
Interim Chief Executive Officer	12/15/2005	23,333	11,667	—	11.00	12/14/2015	—	—	—	—
	5/31/2006	30,000	—	—	15.32	5/30/2016	—	—	—	—
	5/31/2007	23,333	16,667	—	15.00	5/30/2017	—	—	—	—
	10/8/2007	2,777	47,223	—	11.40	10/07/2017	—	—	20,000	104,200
	12/6/2007	40,000	50,000	—	$5.90	12/05/2017	—	—	—	—

		147,776	125,557	—			—	$—	20,000	$104,200

Kenneth M. Cohen,	6/28/2004	30,833	—	—	$1.20	12/08/2008	—	$—	—	$—
Former President, Chief Executive	3/02/2005	9,375	—	—	2.40	12/08/2008	—	—	—	—
Officer and Current Director(3)	7/19/2005	174,392	—	—	3.00	12/08/2008	—	—	—	—
	1/06/2006	164,062	—	—	10.60	12/08/2008	—	—	—	—
	3/02/2007	43,750	—	—	$11.78	12/08/2008	—	—	—	—

		422,412	—	—			—	$—	—	$—

Meg M. McGilley,	6/28/2004	2,250	6,250	—	$1.20	6/27/2014	—	$—	—	$—
Vice President and	3/02/2005	20,425	9,375	—	2.40	3/01/2015	—	—	—	—
Chief Financial Officer	7/19/2005	50,346	32,987	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	29,708	32,292	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	—	50,000	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	$—	—	—	—	20,000	104,200

		102,729	130,904	—			—	$—	20,000	$104,200

Philip Jochelson,	4/04/2005	8,236	18,056	—	$2.40	4/03/2015	—	$—	—	$—
Senior Vice President	7/19/2005	50,346	32,987	—	3.00	7/18/2015	—	—	—	—
and Chief Medical Officer	1/06/2006	36,895	40,105	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	—	50,000	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	$—	—	—	—	20,000	104,200

		95,477	141,148	—			—	$—	20,000	$104,200

Susan E. Dubé,	6/28/2004	43,750	6,250	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	5,728	2,605	—	2.40	3/01/2015	—	—	—	—
Corporate Development	7/19/2005	50,346	32,987	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	29,708	32,292	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	—	50,000	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	$—	—	—	—	20,000	104,200

		129,532	124,134	—			—	$—	20,000	$104,200

Jeffrey W. Raser,	6/28/2004	43,750	6,250	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	5,156	2,344	—	2.40	3/01/2015	—	—	—	—
Sales and Marketing	7/19/2005	50,346	32,987	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	29,708	32,292	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	—	50,000	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	$—	—	—	—	20,000	104,200

		128,960	123,873	—			—	$—	20,000	$104,200

(1)	The vesting information presented in the table above is as of December 31, 2007. All of the stock options presented in the table above, other than those granted to Mr. Hale, vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date. The vesting commencement date is typically the grant date except that the options granted on June 28, 2004 had a vesting commencement date of June 1, 2004. The stock options granted to Mr. Hale vest on the first day of each month subsequent to the vesting commencement date as summarized in the following table:

		Vesting	Vesting
		Commencement	Months
Grant Date	Shares (#)	Date	(#)

3/02/2005	15,000	8/14/2003	24
7/19/2005	5,000	8/14/2003	24
7/19/2005	8,333	7/19/2005	12
12/15/2005	35,000	12/15/2005	36
5/31/2006	30,000	5/31/2006	12
5/31/2007	40,000	5/31/2007	12
10/8/2007	50,000	10/8/2007	36
12/6/2007	50,000	1/01/2008	36
12/6/2007	40,000	12/6/2007	Immediate

Total	273,333

(2)	The restricted stock listed above will vest as follows: 5,000 shares upon the acceptance by the FDA of the NDA for SILENORtm and 15,000 shares upon the approval by the FDA of the NDA for SILENORtm.

(3)	The vesting of Mr. Cohen’s stock options accelerated upon his resignation on December 31, 2007 such that all stock options that would have been vested as of December 31, 2008 became immediately vested. Mr. Cohen’s stock options expire 180 days after the earlier of: a) the announcement by us of a permanent Chief Executive Officer, or b) his cessation of service as a director, which will take place at our 2008 annual shareholder meeting. Mr. Cohen was granted 20,000 shares of restricted stock on October 8, 2007 which we later repurchased upon Mr. Cohen’s resignation at $0.0001 per share, which was the per-share purchase price at the time of grant.

Grants of Plan-Based Awards Table

The following table summarizes equity-based and incentive plan awards granted to our Named Executive Officers during the last fiscal year.

								All Other
								Stock	All Other
								Awards:	Option
								Number	Awards:	Exercise or	Grant Date
	Estimated Future Payouts Under Non-				Estimated Future Payouts			of Shares	Number	Base Price	Fair Value
	Equity Incentive Plan Awards				Under Equity Incentive Plan Awards			of Stock	of Securities	of Option	of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Option
Name and Principal Position	Date	($)	($)(1)	($)	(#)	(#)	(#)	(#)(2)	Options (#)	($/Share)	Awards(3)
David F. Hale,	5/31/2007	$—	$—	$—	—	—	—	—	40,000	$15.00	$424,444
Executive Chairman and	10/8/2007	—	—	—	—	—	—	—	50,000	11.40	378,865
Interim Chief Executive	10/8/2007	—	20,000	—	—	—	—	20,000	—	—	228,000
Officer	12/6/2007	$—	$—	$—	—	—	—	—	90,000	$5.90	$347,472

Kenneth M. Cohen,	3/2/2007	$—	$—	$—	—	—	—	—	100,000	$11.78	$833,990
Former President, Chief Executive	10/8/07	$—	$70,000	$—	—	—	—	—	—	$—	$—
Officer and Current Director(4)

Meg M. McGilley,	3/2/2007	$—	$—	$—	—	—	—	—	50,000	$11.78	$416,995
Vice President and	10/8/07	$—	$35,438	$—	—	—	—	20,000	—	$—	$228,000
Chief Financial Officer

Philip Jochelson,	3/2/2007	$—	$—	$—	—	—	—	—	50,000	$11.78	$416,995
Senior Vice President and	10/8/07	$—	$45,000	$—	—	—	—	20,000	—	$—	$228,000
Chief Medical Officer

Susan E. Dubé,	3/2/2007	$—	$—	$—	—	—	—	—	50,000	$11.78	$416,995
Senior Vice President,	10/8/07	$—	$38,588	$—	—	—	—	20,000	—	$—	$228,000
Corporate Development

Jeffrey W. Raser,	3/2/2007	$—	$—	$—	—	—	—	—	50,000	$11.78	$416,995
Senior Vice President,	10/8/07	$—	$38,588	$—	—	—	—	20,000	—	$—	$228,000
Sales and Marketing

(1)	Each target amount listed under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” will be payable upon the acceptance by the FDA of the NDA for SILENORtm. Amounts paid under our 2007 Incentive Plan are included in the Summary Compensation Table provided earlier in this document.

(2)	The restricted stock listed under “All Other Stock Awards; Number of Shares of Stock or Units” above will vest as follows: 5,000 shares upon the acceptance by the FDA of the NDA for SILENORtm, and 15,000 shares upon the approval by the FDA of the NDA for SILENORtm.

(3)	The amounts listed under the “Grant Date Fair Value of All Other Option Awards” are the fair values of the stock options at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here.

(4)	Mr. Cohen was granted 20,000 shares of restricted stock on October 8, 2007 which we later repurchased upon Mr. Cohen’s resignation at the per-share original purchase price at the time of grant of $0.0001 per share. The restricted stock was not vested at the time of Mr. Cohen’s resignation and would have vested as follows: 5,000 shares upon the acceptance by the FDA of the NDA for SILENORtm, and 15,000 shares upon the approval by the FDA of the NDA for SILENORtm.

We routinely grant our executive officers stock options under our stock incentive plans. For a description of the change of control provisions applicable to these stock options, see “Severance Benefits and Change of Control Arrangements” below.

In February 2008, the compensation committee granted stock options to certain of our executive officers. A summary of the options granted to such Named Executive Officers in February 2008 is as follows:

		All Other
		Option Awards:
		Number of	Grant Date	Exercise or
		Securities	Fair Value of	Base Price of
		Underlying	All Other	Option Awards
Name and Principal Position	Grant Date(1)	Options (#)	Option Awards(2)	($/Share)

Meg M. McGilley,	02/19/08	75,000	$244,305	$4.93
Vice President and Chief Financial Officer
Philip Jochelson,	02/19/08	90,000	293,166	4.93
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	02/19/08	75,000	244,305	4.93
Senior Vice President, Corporate Development
Jeffrey W. Raser,	02/19/08	90,000	$293,166	$4.93
Senior Vice President, Sales and Marketing

(1)	All of the options presented in the table above vest such that 25% are vested one year after the grant date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date.

(2)	The “Grant Date Fair Value of All Other Option Awards” is the fair value of the stock option at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here.

Stock Option Exercises and Stock Vested Table

The following table summarizes the exercises of stock options made by our Named Executive Officers during our last fiscal year. None of our Named Executive Officers vested in any restricted stock during 2007. For a summary of vesting of stock options held by our Named Executive Officers, see the table entitled “Outstanding Equity Awards at Fiscal Year End” above.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares	Value Realized on
	Acquired on	Value Realized on	Acquired on	Vesting
Name and Principal Position	Exercise (#)	Exercise ($)(1)	Vesting (#)	($)

David F. Hale,	—	$—	—	$—
Executive Chairman and Interim Chief Executive Officer
Kenneth M. Cohen,	15,000	209,400	—	—
Former President, Chief Executive Officer and Current Director
Meg M. McGilley,	41,700	633,612	—	—
Vice President and Chief Financial Officer
Philip Jochelson,	22,800	284,109	—	—
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	—	—	—	—
Senior Vice President, Corporate Development
Jeffrey W. Raser,	—	$—	—	$—
Senior Vice President, Sales and Marketing

(1)	The “Value Realized on Exercise” presented in the table above is the difference between the stock price at the date of exercise and the exercise price, multiplied by the number of shares exercised. Mr. Cohen held the shares from his stock option exercise and did not sell them. The amount presented for Mr. Cohen was determined using the $15.16 closing price for our common stock listed on the Nasdaq Global Market on May 11, 2007, the date he exercised his stock options.

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

Life, Disability and Long-term Care Insurance

We provide each Named Executive Officer such disability, life and/or long-term care insurance as we may from time to time make available to our other eligible employees.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers and other eligible employees are eligible to participate in our 401(k) contributory defined contribution plan. We currently do not make matching contributions to the 401(k) plan.

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

Post-Termination Benefits

Severance Benefits and Change of Control Arrangements

We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time. We also believe that it is important to protect our executive officers in the event of a change of control transaction involving us. In addition, it is our belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change of control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of stockholders. Accordingly, the employment agreements we have entered into with each of our executive officers provide for severance benefits in specified circumstances, as well as benefits in connection with a change of control.

David F. Hale:

Mr. Hale entered into an employment agreement with us in December 2007 upon becoming Executive Chairman of the Board. This employment agreement also covers Mr. Hale’s service as Interim Chief Executive Officer. In the event Mr. Hale’s employment is terminated as a result of disability, he will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, and, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination occurs. If Mr. Hale was serving as Interim Chief Executive Officer at the date of such termination and the termination occurs in 2008, a lump-sum severance payment will be made to Mr. Hale equal to $15,000 for each month or portion thereof remaining in 2008.

In the event Mr. Hale’s employment is terminated by us for any reason other than disability, Mr. Hale will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination. If Mr. Hale is to remain as the non-Executive Chairman of the Board and the termination of employment occurs in 2008, he will receive $15,000 for each month that he holds the position through December 31, 2008. Also, at the discretion of our board of directors, a pro-rated bonus may be paid for the year in which the termination or resignation occurs. At the time that Mr. Hale’s employment is terminated, if he is to remain as non-Executive Chairman of the Board or a non-employee director beyond 2008, it is expected that Mr. Hale shall be compensated for such service as provided under our Director Compensation Policy.

In the event of a change in control of our company, 100% of Mr. Hale’s unvested restricted stock and stock option awards will immediately become vested and exercisable on the date of the change of control. In addition, in the event Mr. Hale’s employment is terminated by us other than for cause or if he resigns with good reason, in each case within 12 months of a change of control, Mr. Hale will be entitled to exercise such stock option awards for 180 days following the date of termination.

Executive Officers other than Mr. Hale:

Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser entered into employment agreement with us in August 2003. Each executive officer that subsequently began employment entered into an employment agreement with us providing for lesser severance benefits than those contained in the employment agreements of Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser. In October 2007 our board of directors, upon the recommendation of the compensation committee, determined that the severance and change of control benefits of each of our executive officers should be conformed, as well as amended as necessary to comply with the requirements of Section 409A of the Internal Revenue Code.

The amended employment agreements provide each executive with certain severance benefits in the event his or her employment is terminated as a result of his or her disability. Specifically, in the event of such a termination, each executive will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, and, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination occurs.

The employment agreements also provide each executive with certain severance benefits in the event his or her employment is terminated by us other than for cause or if the executive resigns with good reason. Specifically, in the event of such a termination or resignation, each executive will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, 12 months of health care benefits continuation at our expense, and, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination or resignation occurs. In addition, that portion of the executive’s stock awards, and any unvested shares issued upon the exercise of such stock awards, which would have vested if the executive had remained employed for an additional 12 months, will immediately vest on the date of termination or resignation and the executive will be entitled to exercise such stock awards for 180 days following the date of termination. This additional vesting does not apply to the restricted stock granted to the executive officers in October 2007.

In the event of a change of control of the company, 50% of each executive’s unvested stock awards will immediately become vested and exercisable on the date of the change of control and any remaining unvested stock awards will become vested and exercisable on the one year anniversary of the date of the change of control. In addition, in the event an executive’s employment is terminated by us other than for cause or if the executive resigns with good reason, in each case within 12 months of a change of control, all of such executive’s unvested stock awards will immediately become vested and exercisable on the date of termination and the executive will be entitled to exercise such stock awards for 180 days following the date of termination. The additional vesting described in this paragraph does not apply to the restricted stock granted to the executive officers in October 2007.

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

For purposes of the employment agreements, “good reason” means, generally, a material diminution in the executive’s base compensation, a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of our Chief Executive Officer, a requirement that he or she reports to an employee rather than our board of directors), a material change in the geographic location at which the executive must perform his or her duties, or any other action or inaction that constitutes a material breach by us of our obligations to the executive under the employment agreement.

For purposes of the employment agreements, “change in control” has the same meaning as given to that term in our 2005 Stock Incentive Plan.

In connection with his resignation, Mr. Cohen received the severance benefits to which he was entitled under his employment agreement. These benefits included payment of his unused paid time off as of December 31, 2007, his last day of employment with us, a lump sum severance payment of $345,937, which represented the amount of base salary paid to Mr. Cohen during the 12 months prior to the effective date of his resignation, an annual bonus for the 2007 fiscal year under our 2007 Incentive Plan of $70,000, and twelve months of health care benefits continuation at our expense. In addition, that portion of Mr. Cohen’s stock options, and any unvested shares issued upon the exercise of such stock options, which would have vested if Mr. Cohen had remained employed by us through December 31, 2008, immediately vested on December 31, 2007. Mr. Cohen will remain on our board of directors until the earlier of the date that we announce a permanent Chief Executive Officer or the date of our annual meeting of stockholders for 2008. Mr. Cohen will have 180 days after the date that his board of directors service ends to exercise his stock options.

Mr. Cohen will also be eligible to receive the cash bonus of $70,000 payable under the 2007 Incentive Plan upon the acceptance of the NDA for SILENORtm by the FDA, provided that the date of acceptance occurs on or prior to December 31, 2009. In the event of a change of control transaction involving us or our stock prior to acceptance of the NDA, this bonus will be paid upon the consummation of the change of control transaction.

If the employment of each of our Named Executive Officers was terminated due to disability or was terminated without cause, or if each resigned for good reason, the estimated benefits that each would receive under their employment agreements as of December 31, 2007 would be as follows:

	Received if Terminated due to Disability			Received if Terminated Without Cause or Resigned for Good Reason
							Intrinsic
							Value of
							Additional
		Unused Paid			Unused Paid	Health Care	Vested Stock
Name and Principal Position	Salary	Time-off	Total	Salary	Time-off	Benefits	Options(1)	Total
David F. Hale,	$—	$1,846	$1,846	$—	$1,846	$—	$—	$1,846
Executive Chairman and Interim Chief Executive Officer(2)

Meg M. McGilley,	$236,250	$11,360	$247,610	$236,250	$11,360	$12,312	$92,178	$352,100
Vice President and Chief Financial Officer

Philip Jochelson,	$300,000	$20,801	$320,801	$300,000	$20,801	$10,186	$84,096	$415,083
Senior Vice President and Chief Medical Officer

Susan E. Dubé,	$257,250	$17,194	$274,444	$257,250	$17,194	$15,836	$76,962	$367,242
Senior Vice President, Corporate Development

Jeffrey W. Raser,	$257,250	$16,452	$273,702	$257,250	$16,452	$17,232	$76,374	$367,308
Senior Vice President, Sales and Marketing

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $5.21 per share at December 31, 2007 and the exercise price, assuming the exercise price is less than the closing stock price, times the number of shares that would vest.

(2)	If Mr. Hale’s employment was terminated during 2008 due to disability while serving as Interim Chief Executive Officer, Mr. Hale would receive $15,000 for each remaining month through December 31, 2008. Mr. Hale assumed the position of Interim Chief Executive Officer on January 1, 2008 which is after the December 31, 2007 date applicable to the table above. Consequently, no amounts are included in the “Salary” column for Mr. Hale.

If the employment of each of our Named Executive Officers was terminated without cause, or if an executive resigned for good reason, in connection with a change of control involving us that was consummated as of December 31, 2007, the estimated benefits that each would receive under their employment agreements would be as follows:

	Received if Terminated Without Cause
	or Resigned for Good Reason in Connection with a Change of Control
					Intrinsic Value of
				Intrinsic Value of	Additional
				Additional	Vested
		Unused Paid	Health Care	Vested Stock	Restricted
Name and Principal Position	Salary	Time-off	Benefits	Options(1)	Shares(2)	Total

David F. Hale,	$—	$1,846	$—	$—	$104,200	$106,046
Executive Chairman and Interim Chief Executive Officer
Meg M. McGilley,	236,250	$11,360	12,312	124,308	104,200	488,430
Vice President and Chief Financial Officer
Philip Jochelson,	300,000	20,801	10,186	123,369	104,200	558,556
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	257,250	17,194	15,836	105,284	104,200	499,764
Senior Vice President, Corporate Development
Jeffrey W. Raser,	$257,250	$16,452	$17,232	$104,550	$104,200	$499,684
Senior Vice President, Sales and Marketing

(1)	The intrinsic value of additional vested stock options is the difference between the closing stock price of $5.21 per share at December 31, 2007 and the exercise price of the option. With respect to the executives other than Mr. Hale, in the event of a change in control of the company, 50% of the unvested stock options vest at the time of the ownership change with the remaining 50% vesting on the first anniversary of the change in control if the executive is still employed by or providing services to the company or its successor on such date, or upon executive’s termination if the employee is terminated without cause or resigns for good reason within 12 months after an ownership change. With respect to Mr. Hale, 100% of his unvested stock options would vest upon a change in control. All of Mr. Hale’s unvested stock options have an exercise price below $5.21 per share.

(2)	The intrinsic value of additional vested restricted shares is based on a closing stock price of $5.21 per share at December 31, 2007. In the event of a change in control of our company, with respect to the executives other than Mr. Hale, 50% of the unvested restricted shares would vest and the other 50% would convert into the right to receive cash based on the value of the transaction, with such payment deferred until the performance objectives are met. In the event of termination without cause or resignation for good reason in conjunction with a change of control, all such cash would be paid. With respect to Mr. Hale, 100% of his unvested shares of restricted stock would vest.

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

The non-performance based compensation paid in cash to our executive officers in 2007 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2008 will exceed that limit. In addition, our 2005 Stock Incentive Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and it will not be subject to the $1 million deduction limitation.

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

Compensation Committee
Jesse I. Treu, Ph.D. (Chair)
Michael L. Eagle
Kurt C. Wheeler

Compensation of our Board of Directors

We compensate non-employee directors for their service on our board of directors under our Director Compensation Policy. In early 2008, we engaged Remedy to perform a competitive assessment of our board of directors compensation levels utilizing the same market comparison group of specialty pharmaceutical companies that Remedy used in its competitive assessment of our executive compensation levels. The results of this assessment will be provided to the compensation committee, which will make recommendations to the board of directors regarding adjustments to our board of directors’ compensation levels. The board of directors will discuss the recommendations and its view of our performance and assess whether any changes to the compensation of our board of directors are warranted.

Under the current Director Compensation Policy, each non-employee director is eligible to receive a quarterly retainer of $6,250, or $25,000 annually, for service on our board of directors. The non-Executive Chairman of the Board is eligible to receive a quarterly retainer of $25,000, or $100,000 per year. Our Chairman of the Board, David F. Hale, was appointed as Executive Chairman of the Board on December 6, 2007, and assumed the role of interim Chief Executive Officer on January 1, 2008. Mr. Hale will hold each of these positions until a new Chief Executive Officer has begun employment, at which time Mr. Hale will return to his position as non-Executive Chairman of the Board.

At the time that Mr. Hale agreed to serve in these positions, the compensation committee and our board of directors approved compensation arrangements for Mr. Hale for his service in these positions for 2008. During 2008, Mr. Hale will receive a salary of $15,000 per month for each month or portion of a month that he serves as our interim Chief Executive Officer. For his service as our Executive Chairman of the Board, Mr. Hale will receive a monthly salary of $15,000 per month throughout 2008.

Prior to the end of 2008, our board of directors will review Mr. Hale’s then-current role and determine his compensation for 2009. If a new Chief Executive Officer has begun employment and Mr. Hale returns to his role as non-Executive Chairman of the Board for 2009, it is expected that Mr. Hale will be compensated for 2009 as provided under our Director Compensation Policy.

Our non-employee directors also receive retainers for their service on board committees. The Chairman of the audit committee of the board of directors receives a quarterly retainer of $2,500, or $10,000 per year. Each other member of our audit committee receives a quarterly retainer of $750, or $3,000 per year. Each member of the compensation committee of our board of directors receives a quarterly retainer of $625, or $2,500 per year, and each member of the nominating/corporate governance committee of our board of directors receives a quarterly retainer of $250, or $1,000 per year.

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

Our directors may participate in our stock incentive plans and employee-directors may participate in our employee stock purchase plan. Any non-employee director who is elected to our board of directors is granted an option to purchase 35,000 shares of our common stock on the date of his or her initial election to our board of directors. In addition, on the date of each annual meeting of our stockholders, (1) each continuing non-employee director will be eligible to receive an option to purchase 15,000 shares of common stock, (2) the non-Executive Chairman of the Board will be eligible to receive an additional annual option to purchase 25,000 shares of common stock (for a total of 40,000 shares), (3) the Chairman of our audit committee will be eligible to receive an additional annual option to purchase 5,000 shares of common stock (for a total of 20,000 shares) and (4) the Chairmen of our nominating/corporate governance committee and our compensation committee will be eligible to receive an additional annual option to purchase 2,500 shares of common stock (for a total of 17,500 shares each). Such options will have an exercise price per share equal to the fair market value of our common stock on such date. The initial options granted to non-employee directors described above will vest over three years in 36 equal monthly installments on each monthly anniversary of the date of grant, subject to the director’s continuing service on our board of directors on those dates. The annual options granted to non-employee directors described above will vest in 12 equal monthly installments on each monthly anniversary of the date of grant, subject to the director’s continuing service on our board of directors (and, with respect to grants to a Chairman of the Board or board committee, service as Chairman of the Board or a committee) on those dates. The term of each option granted to a non-employee director shall be ten years.

In October 2007, our board of directors, upon the recommendation of the compensation committee, in order to reward Mr. Hale for his past service as our non-Executive Chairman of the Board, and to provide incentive for future performance by Mr. Hale, approved various compensation awards to Mr. Hale. Mr. Hale was provided a cash retainer of $50,000 and Mr. Hale will receive an additional cash retainer of $20,000 if the NDA for SILENORtm is accepted for filing by the FDA. In addition, Mr. Hale received options to purchase 50,000 shares of our common stock at an exercise price of $11.40, the closing price of our common stock on the Nasdaq Global Market on the grant date of October 8, 2007. These options vest on a monthly basis in 36 equal installments beginning on the grant date. Mr. Hale also received 20,000 shares of restricted stock, 5,000 shares of which vest upon the acceptance by the FDA of the NDA for SILENORtm, and 15,000 shares of which vest upon the approval by the FDA of the NDA for SILENORtm. In the event of a change of control transaction involving us or our stock prior to the acceptance and/or the approval of the NDA for SILENORtm, 100% of the unvested shares of restricted stock will vest upon the consummation of the change of control transaction.

The following table summarizes our director compensation for the 2007 fiscal year.

Director Compensation Table

					Change in Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	($)	($)	($)(4)	($)	($)	($)	($)

David F. Hale,	$162,189	$—	$676,561	$—	$—	$—	$838,750
Executive Chairman and Interim Chief Executive Officer(1)
Daniel K. Turner III,	42,794	—	305,722	—	—	—	348,516
Director, Chairman of the Audit Committee
Jesse I. Treu, Ph.D.,	42,773	—	277,089	—	—	—	319,862
Director, Chairman of the Compensation Committee
Kurt von Emster,	36,266	—	277,089	—	—	—	313,355
Director, Chairman of the Nominating / Corporate Governance Committee
Terrell A. Cobb, Director	32,264	—	289,051	—	—	—	321,315
Michael L. Eagle, Director(3)	21,772	—	74,905	—	—	—	96,677
Cam L. Garner, Director	34,022	—	248,457	—	—	—	282,479
Scott L. Glenn, Director(2)	16,500	—	97,679	—	—	—	114,179
Kurt C. Wheeler, Director	$41,021	$—	$269,361	$—	$—	$—	$310,382

(1)	Mr. Hale became an employee of Somaxon on December 6, 2007 upon his appointment as our Executive Chairman of the Board. Compensation presented in the table above is for his services as non- Executive Chairman of the Board, except the value of the “Option Awards” column reflects stock options granted for services in both capacities as non-Executive Chairman of the Board and Executive Chairman of the Board.

(2)	Scott L. Glenn resigned from our board of directors in May 2007.

(3)	Michael L. Eagle joined our board of directors in May 2007.

(4)	The “Option Awards” column is the non-cash expense for stock options recorded for the year in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the grant date fair value of each share-based award as determined in accordance with the provisions of SFAS No. 123(R) and the number of shares outstanding for each of our directors, except Mr. Ken Cohen at December 31, 2007. Please see tables relating to the compensation of our Named Executive Officers for information relating to Mr. Cohen’s stock options and stock awards.

		Option Awards
			Number of			Stock Awards
		Number of	Shares		Grant			Grant
		Shares	Underlying		Date		Number of	Date
		Underlying	Options		Fair		Shares	Fair
		Stock	Outstanding at	Exercise	Value of	Number of	outstanding at	Value of
		Options	December 31,	Price per	Option	Shares	December 31,	Stock
	Grant	Granted	2007	Share	Awards	Granted	2007	Awards
Name and Principal Position	Date	(#)	(#)	($)	($)(1)	(#)	(#)	($)(1)
David F. Hale, Executive	3/2/2005	15,000	15,000	$2.40	$52,020	—	—	$—
Chairman and Interim Chief	7/19/2005	13,333	13,333	3.00	100,397	—	—	—
Executive Officer	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	30,000	30,000	15.32	338,157	—	—	—
	5/31/2007	40,000	40,000	15.00	424,444	—	—	—
	10/8/2007	50,000	50,000	11.40	378,865	20,000	20,000	228,000
	12/6/2007	90,000	90,000	$5.90	$347,472	—	—	$—

		273,333	273,333			20,000	20,000

Daniel K. Turner III,	3/2/2005	10,000	—	$2.40	$34,680	—	—	$—
Director, Chairman of the	7/19/2005	9,166	—	3.00	69,020	—	—	—
Audit Committee	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	20,000	20,000	15.32	225,438	—	—	—
	5/31/2007	20,000	20,000	$15.00	$212,222	—	—	$—

		94,166	75,000			—	—

Jesse I. Treu, Ph.D.,	3/2/2005	10,000	—	$2.40	$34,680	—	—	$—
Director, Chairman of the	7/19/2005	9,166	—	3.00	69,020	—	—	—
Compensation Committee	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	17,500	17,500	15.32	197,258	—	—	—
	5/31/2007	17,500	17,500	$15.00	$185,694	—	—	$—

		89,166	70,000			—	—

Kurt von Emster,	12/15/2005	35,000	35,000	$11.00	$224,256	—	—	$—
Director, Chairman of the	5/31/2006	17,500	17,500	15.32	197,258	—	—	—
Nominating / Corporate	5/31/2007	17,500	17,500	$15.00	$185,694	—	—	$—

Governance Committee		70,000	70,000			—	—

Terrell A. Cobb,	3/2/2005	10,000	10,000	$2.40	$34,680	—	—	$—
Director	7/19/2005	9,166	9,166	3.00	69,020	—	—	—
	11/29/2005	13,333	13,333	13.62	111,825	—	—	—
	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	15,000	15,000	15.32	169,079	—	—	—
	5/31/2007	15,000	15,000	$15.00	$159,167	—	—	$—

		97,499	97,499			—	—

Michael L. Eagle, Director(2)	5/31/2007	35,000	35,000		$371,389	—	—	—

Cam L. Garner,	3/2/2005	10,000	—	$2.40	$34,680	—	—	$—
Director	7/19/2005	9,166	—	3.00	69,020	—	—	—
	12/15/2005	35,000	35,000	13.62	224,256	—	—	—
	5/31/2006	15,000	15,000	15.32	169,079	—	—	—
	5/31/2007	15,000	15,000	$15.00	$159,167	—	—	$—

		84,166	65,000			—	—

Kurt C. Wheeler,	7/19/2005	13,333	13,333	$3.00	$100,397	—	—	$—
Director	12/15/2005	35,000	35,000	13.62	224,256	—	—	—
	5/31/2006	15,000	15,000	15.32	169,079	—	—	—
	5/31/2007	15,000	15,000	$15.00	$159,167	—	—	$—

		78,333	78,333			—	—

(1)	The grant date fair value is the fair value of the share based award at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). For our restricted stock, the grant date fair value is the closing stock price of our common stock on the date of grant as listed on the Nasdaq Global Market which was $11.40 on October 8, 2007. For our stock options, the grant date fair value is estimated based on the an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here.

(2)	Michael L. Eagle joined our board of directors in May 2007.

Compensation Committee Interlocks and Insider Participation

Dr. Treu (chair) and Messrs. Hale, Eagle, Garner and Wheeler served on our compensation committee during the 2007 fiscal year. No member of the compensation committee was at any time during the 2007 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2008 for:

•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our Named Executive Officers and directors as a group.

The following table sets forth information regarding ownership of our common stock as of March 3, 2008 based on information available to us and filings with the Securities and Exchange Commission by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director and nominee for director of us, (c) our Chief Executive Officer and each other Named Executive Officer and (d) all directors and Named Executive Officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 2, 2008, which is 60 days after March 3, 2008.

Percentage of beneficial ownership is based on 18,432,757 shares of common stock outstanding as of March 3, 2008.

Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 3721 Valley Centre Drive, Suite 500, San Diego, CA 92130.

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned

5% Stockholders:
Funds affiliated with MPM Capital, L.P.(1)	3,732,126	20.2%
601 Gateway Boulevard, Suite 350
South San Francisco, CA 94080
Scale Venture Management I, LLC, (formerly BAVP, L.P.) (2)	2,000,748	10.9%
950 Tower Lane, Suite 700
Foster City, CA 94404
FrontPoint Partners LLC(3)	1,754,700	9.5%
Two Greenwich Plaza
Greenwich, CT 06830
Funds affiliated with Montreux Equity Partners LLC(4)	1,344,443	7.3%
3000 Sand Hill Road
Building 1, Suite 260
Menlo Park, CA 94025
Funds affiliated with Domain Associates, L.L.C.(5)	1,099,394	6.0%
One Palmer Square, Suite 515
Princeton, NJ 08542
Millennium Management, L.L.C.(6)	1,071,426	5.8%
666 Fifth Avenue, 8th floor
New York, NY 10103
Directors and Named Executive Officers:
David F. Hale(7)	431,300	2.3%
Terrell A. Cobb(8)	101,975	*
Kenneth M. Cohen(9)	483,245	2.6%
Michael L. Eagle(10)	11,666	*
Cam L. Garner(11)	129,221	*
Jesse I. Treu, Ph.D.(12)	1,162,588	6.3%
Daniel K. Turner III(13)	1,412,637	7.6%
Kurt von Emster(14)	439,351	2.4%
Kurt C. Wheeler(15)	3,427,496	18.5%
Susan E. Dubé(16)	220,329	1.2%
Philip Jochelson, M.D.(17)	152,403	*
Jeffrey W. Raser(18)	226,133	1.2%
Meg M. McGilley(19)	161,949	*
Named Executive Officers and directors as a group (13 persons) (20)	8,360,293	41.7%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM BioEquities Master Fund, L.P.	375,201
MPM BioEquities Investors Fund LLC	956
MPM Asset Management Investors 2005 BVIII LLC	49,551
MPM BioVentures III GmbH & Co. Beteiligungs KG	236,394
MPM BioVentures III Parallel Fund, L.P.	84,502
MPM BioVentures III, L.P.	188,101
MPM BioVentures III-QP, L.P.	2,797,421

Total	3,732,126

MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management Investors 2005 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Mr. Wheeler, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Mr. von Emster is the portfolio manager of the MPM BioEquities Master Fund LP and the MPM BioEquities Investors Fund LLC and has complete voting and dispositive authority with respect to the shares held by these two funds Mr. von Emster disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)	The managing members of Scale Venture Management I, LLC, formerly known as BA Venture Partners VI, LLC, the ultimate general partner of BAVP, L.P., share voting and dispositive power with respect to the shares held by BAVP, L.P. The managing members of Scale Venture Management I, LLC are Louis C. Bock, Mark Brooks, Kate Mitchell, and Rory O’Driscoll, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	The voting and disposition of the shares held by FrontPoint LLC was obtained from their Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.

(4)	Includes the following holdings:

Number
Shareholder Name	of Shares

Montreux Equity Partners II SBIC, LP	632,839
Montreux Equity Partners III SBIC, LP	711,604

Total	1,344,443

Mr. Turner and Howard D. Palefsky are the managing members of Montreux Equity Partners II SBIC, LP and Montreux Equity Partners III SBIC, LP and have shared voting and dispositive power with respect to these shares. Messrs. Turner and Palefsky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(5)	Includes the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,007,338
DP VI Associates, L.P.	11,582
One Palmer Square Associates VI, L.L.C.	61,308
Domain Associates, L.L.C.	19,166

Total	1,099,394

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

(6)	The voting and disposition of the shares held by Millennium Management, L.L.C. was obtained from their Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.

(7)	Shares held by the Hale Family Trust UTD 2/10/86. Includes 183,193 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm.

(8)	Shares held by Terrell A. Cobb include 90,693 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008.

(9)	Shares held by Kenneth M. Cohen & Elena L. Salsitz, co-trustees Cohen-Salsitz Family Trust dated 3/9/05. Includes 422,412 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008.

(10)	Shares held by Michael L. Eagle include 11,666 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008.

(11)	Shares held by the Garner Family Trust UTD 10/21/87 as restated 8/9/01. Includes 58,194 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008.

(12)	Includes the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,007,338
DP VI Associates, L.P.	11,582
One Palmer Square Associates VI, L.L.C.	61,308
Domain Associates, L.L.C.	19,166
Common stock subject to outstanding options exercisable within 60 days of March 3, 2008	63,194

Total	1,162,588

Dr. Treu is a managing member of Domain Associates, L.L.C. and a managing member of One Palmer Square Associates VI, L.L.C., which is the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P. Dr. Treu disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(13)	Includes the following holdings:

Number
Shareholder Name	of Shares

Montreux Equity Partners II SBIC, LP	632,839
Montreux Equity Partners III SBIC, LP	711,604
Common stock subject to outstanding options exercisable within 60 days of March 3, 2008	68,194

Total	1,412,637

Mr. Turner is a General Partner of Montreux Equity Partners and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(14)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM BioEquities Master Fund, L.P.	375,201
MPM BioEquities Investors Fund, LLC	956
Common stock subject to outstanding options exercisable within 60 days of March 3, 2008	63,194

Total	439,351

Mr. von Emster is the portfolio manager of MPM BioEquities Master Fund L.P. and the MPM BioEquities Investors Fund LLC and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(15)	Includes the following holdings:

Number
Shareholder Name	of Shares

MPM Asset Management Investors 2005 BVIII LLC	49,551
MPM BioVentures III GmbH & Co. Beteiligungs KG	236,394
MPM BioVentures III Parallel Fund, L.P.	84,502
MPM BioVentures III, L.P.	188,101
MPM BioVentures III-QP, L.P.	2,797,421
Common stock subject to outstanding options exercisable within 60 days of March 3, 2008	71,527

Total	3,427,496

Mr. Wheeler is a General Partner of the MPM Capital BioVentures II and III funds and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(16)	Shares held by Susan E. Dubé, Trustee, U.T.D. May 6, 2002. Includes 165,329 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm.

(17)	Shares held by Philip Jochelson, M.D. include 132,403 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm.

(18)	Shares held by Jeffrey W. Raser include 164,671 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm.

(19)	Shares held by the Meg M. McGilley Trust Agreement dated October 29, 1996. Includes 140,783 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 20,000 shares of restricted stock, of which 5,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 15,000 shares which vest upon the approval of the NDA for SILENORtm.

(20)	Includes 1,635,453 shares of common stock subject to outstanding options which are exercisable within 60 days of March 3, 2008, and 100,000 shares of restricted stock, of which 25,000 shares vest upon the acceptance of the NDA for SILENORtm by the FDA, and 75,000 shares which vest upon the approval of the NDA for SILENORtm.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of fiscal year 2007, with respect to which we were a party, will be a party, or otherwise benefited, in which:

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

Pursuant to our Audit Committee Charter, the audit committee of our board of directors is responsible for reviewing and approving all transactions with related parties. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the audit committee of our board of directors intends to review such transactions on a case by case basis. In addition, the compensation committee of our board of directors and/or our board of directors will review and approve all compensation-related policies involving our directors and executive officers.

Our board of directors has determined that the members of our board of directors, with the exception of Mr. Hale, Mr. Cobb and Mr. Cohen, none of whom serve on our audit committee, compensation committee, or nominating and corporate governance committee, are independent within the meaning of the independent director standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Additional information concerning the independence of the members of our board of directors and the committees of the board of directors is set forth under Part III — Item 10, “Directors, Executive Officers and Corporate Governance.”

Employment Agreements and Change of Control Arrangements

We have entered into employment agreements, which are described in Part III — Item 11, “Executive Compensation” of this report, with the following individuals:

•	David F. Hale, our Executive Chairman of the Board and Interim Chief Executive Officer,

•	Susan E. Dubé, our Senior Vice President, Corporate and Business Development,

•	Dr. Philip Jochelson, our Senior Vice President and Chief Medical Officer,

•	James L’Italien, Ph.D., our Senior Vice President, Regulatory Affairs and Quality Assurance,

•	Jeffrey W. Raser, our Senior Vice President, Sales and Marketing,

•	Brian T. Dorsey, our Vice President, Product Development,

•	Robert L. Jones, our Vice President, Human Resources,

•	Meg M. McGilley, our Vice President and Chief Financial Officer, and

•	Matthew W. Onaitis, our Vice President and General Counsel

Severance Payment upon Resignation of Mr. Cohen

Mr. Cohen resigned as our Chief Executive Officer effective December 31, 2007. Under his employment agreement and in connection with his resignation, Mr. Cohen received a lump-sum severance payment of $345,937, a $70,000 bonus payment relating to performance in 2007 and $22,720 for unused paid time off. Additionally, Mr. Cohen received 12 months of accelerated vesting for his stock options, the value of which was $1,180,000 as determined according to the provisions of SFAS No. 123(R). Mr. Cohen is also eligible to receive a $70,000 bonus payment in the event the NDA for SILENORtm is accepted by the FDA.

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

Other Transactions

In December 2006, we paid $500,000 to ProCom One pursuant to the terms of our August 2003 license agreement for SILENORtm. Mr. Cobb, co-founder and President of ProCom One, is a member of our board of directors. During both 2007 and 2006, we paid $120,000 per year to Mr. Cobb pursuant to our August 2003 consulting agreement with him. The consulting agreement, as amended, currently provides for monthly payments to Mr. Cobb of $10,000 as compensation for consulting services until such time that our NDA for SILENORtm is accepted for filing by the FDA. This is in addition to the regular payments made to Mr. Cobb for his service on our board of directors.

Item 14.	Principal Accountant Fees and Services

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2007 and 2006 in the following categories:

	2007	2006

Audit Fees(1)	$425,000	$505,000
Audit Related Fees(2)	44,000	—
Tax Fees(3)	15,000	47,000
All Other Fees(4)	—	—

Total	$484,000	$552,000

(1)	Audit Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and S-1, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements. During 2007, such fees were incurred pertaining to the review of certain transactions contemplated during the year. There were no such fees incurred during 2006.

(3)	Tax Fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2007 or 2006.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2007 and 2006

•	Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and the period from August 14, 2003 (inception) through December 31, 2007

•	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the period from August 14, 2003 (inception) through December 31, 2007

•	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and the period from August 14, 2003 (inception) through December 31, 2007

•	Notes to Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(3)	Form of the Registrant’s Common Stock Certificate
4	.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(5)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(5)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(4)	2005 Incentive Plan
10	.7#(4)	Employment Agreement between the Registrant and Kenneth M. Cohen dated August 15, 2003
10	.8#(4)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.9#(4)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.10#(4)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.11#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003

Exhibit
Number		Description

10	.12#(4)	Form of Restricted Stock Purchase Agreement
10	.13†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.14†(6)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.15†(4)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.16†(6)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.17†(6)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.18(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.19(4)	Consulting Agreement dated August 25, 2003 by and between the Registrant and Terrell A. Cobb
10	.20(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.21(7)	Amendment No. 1 to Consulting Agreement effective September 23, 2005 by and between the Registrant and Terrell A. Cobb.
10	.22†(8)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.23#(9)	Employment agreement between Registrant and Matthew Onaitis dated May 15, 2006
10	.24(10)	Sublease agreement between Registrant and Avnet, Inc. dated June 22, 2006
10	.25#(11)	Employment agreement between Registrant and Brian Dorsey dated November 9, 2006
10	.26#(12)	Employment agreement between Registrant and Robert Jones dated January 29, 2007
10	.27#(13)	Employment agreement between Registrant and James L’Italien, Ph.D. dated March 28, 2007
10	.28#	Form of Amended and Restated Employment Agreement
10	.29#	Restricted Stock Purchase Agreement dated as of December 1, 2007 between Registrant and David F. Hale
10	.30#	Form of Restricted Stock Purchase Agreement
10	.31#	Release between Registrant and Kenneth M. Cohen dated December 6, 2007
10	.32#	Employment agreement between Registrant and David F. Hale dated December 6, 2007
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007 (as Exhibit 3.1)

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(6)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(7)	Filed with Registrants Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(9)	Filed with Registrants Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(10)	Filed with Registrants Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(11)	Filed with Registrants Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(12)	Filed with Registrants Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(13)	Filed with Registrants Current Report on Form 8-K on April 3, 2007 (as Exhibit 10.1)

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

By:	/s/ David F. Hale
David F. Hale
Executive Chairman of the Board of Directors
and Interim Chief Executive Officer

Dated: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Hale David F. Hale	Executive Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)	March 12, 2008

/s/ Meg M. McGilley Meg M. McGilley	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2008

/s/ Terrell A. Cobb Terrell A. Cobb	Director	March 12, 2008

/s/ Kenneth M. Cohen Kenneth M. Cohen	Director	March 12, 2008

/s/ Cam L. Garner Cam L. Garner	Director	March 12, 2008

/s/ Michael L. Eagle Michael L. Eagle	Director	March 12, 2008

/s/ Jesse I. Treu, Ph.D. Jesse I. Treu, Ph.D.	Director	March 12, 2008

/s/ Daniel K. Turner III Daniel K. Turner III	Director	March 12, 2008

/s/ Kurt von Emster Kurt von Emster	Director	March 12, 2008

/s/ Kurt C. Wheeler Kurt C. Wheeler	Director	March 12, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(3)	Form of the Registrant’s Common Stock Certificate
4	.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(5)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(5)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(4)	2005 Incentive Plan
10	.7#(4)	Employment Agreement between the Registrant and Kenneth M. Cohen dated August 15, 2003
10	.8#(4)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.9#(4)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.10#(4)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.11#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003
10	.12#(4)	Form of Restricted Stock Purchase Agreement
10	.13†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.14†(6)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.15†(4)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.16†(6)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.17†(6)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.18(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.19(4)	Consulting Agreement dated August 25, 2003 by and between the Registrant and Terrell A. Cobb
10	.20(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.21(7)	Amendment No. 1 to Consulting Agreement effective September 23, 2005 by and between the Registrant and Terrell A. Cobb.
10	.22†(8)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.23#(9)	Employment agreement between Registrant and Matthew Onaitis dated May 15, 2006
10	.24(10)	Sublease agreement between Registrant and Avnet, Inc. dated June 22, 2006
10	.25#(11)	Employment agreement between Registrant and Brian Dorsey dated November 9, 2006
10	.26#(12)	Employment agreement between Registrant and Robert Jones dated January 29, 2007
10	.27#(13)	Employment agreement between Registrant and James L’Italien, Ph.D. dated March 28, 2007
10	.28#	Form of Amended and Restated Employment Agreement
10	.29#	Restricted Stock Purchase Agreement dated as of December 1, 2007 between Registrant and David F. Hale
10	.30#	Form of Restricted Stock Purchase Agreement
10	.31#	Release between Registrant and Kenneth M. Cohen dated December 6, 2007
10	.32#	Employment agreement between Registrant and David F. Hale dated December 6, 2007
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

Exhibit
Number		Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007 (as Exhibit 3.1)

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(6)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(7)	Filed with Registrants Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(9)	Filed with Registrants Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(10)	Filed with Registrants Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(11)	Filed with Registrants Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(12)	Filed with Registrants Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(13)	Filed with Registrants Current Report on Form 8-K on April 3, 2007 (as Exhibit 10.1)

Somaxon Pharmaceuticals, Inc.
(A development stage company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Somaxon Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and cumulatively, for the period August 14, 2003 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Diego, California
March 12, 2008

Somaxon Pharmaceuticals, Inc.
(A development stage company)

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$12,554	$28,783
Marketable securities	24,546	29,131

Total cash, cash equivalents and marketable securities	37,100	57,914
Other current assets	826	515

Total current assets	37,926	58,429
Long-term restricted cash	600	600
Property and equipment, net	191	263
Other assets	—	160

Total assets	$38,717	$59,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,174	$5,731
Accrued liabilities	2,367	1,364

Total current liabilities	3,541	7,095

Commitments and contingencies: (Note 3 and 4)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,433 and 18,082 shares outstanding at December 31, 2007 and 2006, respectively	161,497	152,313
Deficit accumulated during the development stage	(126,369)	(99,958)
Accumulated other comprehensive income	48	2

Total stockholders’ equity	35,176	52,357

Total liabilities and stockholders’ equity	$38,717	$59,452

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Period from
				August 14,
				2003
				(inception) through
	Year Ended December 31,			December 31,
	2007	2006	2005	2007

Operating expenses
License fees	$490	$1,165	$482	$6,695
Research and development	12,694	37,462	28,955	86,851
Marketing, general and administrative expense	15,614	11,744	4,814	35,093
Remeasurement of Series C warrant liability	—	—	5,649	5,649

Total operating expenses	28,798	50,371	39,900	134,288

Loss from operations	(28,798)	(50,371)	(39,900)	(134,288)
Interest and other income	2,387	3,961	1,413	7,919

Net loss	(26,411)	(46,410)	(38,487)	(126,369)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)	(86)

Net loss applicable to common stockholders	$(26,411)	$(46,410)	$(38,573)	$(126,455)

Basic and diluted net loss applicable to common stockholders per share	$(1.45)	$(2.58)	$(33.30)
Shares used to calculate net loss applicable to common stockholders per share	18,187	17,981	1,158

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2007
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable				Common Stock and			Accumulated	Accumulated
	Convertible Preferred				Additional Paid-in			During the	Other
	Stock		Convertible Preferred Stock		Capital		Deferred Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Loss	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$(1,463)	$—	$819
Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	13	—	—	13
Consultant stock option expense	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$230	$(98)	$(15,061)	$—	$10,274
Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,037	—	—	1,037
Consultant stock option expense	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$150,805	$(3,802)	$(53,548)	$—	$93,455

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2007
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable				Common Stock and			Accumulated	Accumulated
	Convertible Preferred				Additional Paid-in			During the	Other
	Stock		Convertible Preferred Stock		Capital		Deferred Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Loss	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2
Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee stock options	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46
Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant stock option expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

				Period from August 14,
				2003
				(inception) through
	Year Ended December 31,			December 31,
	2007	2006	2005	2007

Cash flows from operating activities
Net loss	$(26,411)	$(46,410)	$(38,487)	$(126,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	115	106	50	297
Amortization of debt investment discount or premium	(4)	(154)	—	(158)
Share-based compensation expense	8,480	5,117	1,174	14,798
Issuance of stock for license agreement	—	—	—	101
Remeasurement of Series C warrant	—	—	5,649	5,649
Loss on disposal of equipment	3	—	2	5
Changes in operating assets and liabilities
Other current assets	(311)	1,409	(1,534)	(826)
Other assets	160	17	98	—
Accounts payable	(4,557)	(6,151)	9,402	1,174
Accrued liabilities	1,025	492	69	2,368

Net cash used in operating activities	(21,500)	(45,574)	(23,577)	(102,961)

Cash flows from investing activities
Purchases of property and equipment	(46)	(179)	(143)	(493)
Purchases of marketable securities	(48,132)	(32,671)	(3,047)	(83,850)
Sales and maturities of marketable securities	52,767	6,743	—	59,510
Restricted cash deposit	—	(600)	—	(600)

Net cash provided (used) in investing activities	4,589	(26,707)	(3,190)	(25,433)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820	49,820
Issuance of preferred stock, net of issuance costs	—	—	64,848	90,051
Exercise of stock options	682	146	182	1,077

Net cash provided from financing activities	682	146	114,850	140,948

Increase (Decrease) in cash and cash equivalents	(16,229)	(72,135)	88,083	12,554
Cash and cash equivalents at beginning of the period	28,783	100,918	12,835	—

Cash and cash equivalents at end of the period	$12,554	$28,783	$100,918	$12,554

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,488	$89,488

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Business

Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. The Company is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. Somaxon has completed its Phase 3 clinical program for its lead product candidate, SILENORtm (doxepin hydrochloride) for the treatment of insomnia. The Company submitted its New Drug Application (“NDA”) for SILENORtm to the Food and Drug Administration, (the “FDA”) on January 31, 2008. The Company is in discussions with a number of other companies to optimize the commercial success of SILENORtm. The outcome of this process could vary depending on the interest and objectives of the parties and may include a licensing transaction or co-promotion relating to SILENORtm, an acquisition of the Company’s business relating to SILENORtm, or a transaction to acquire the Company as a whole. The Company is also conducting market preparation activities to prepare for the launch of SILENORtm. The Company also intends to prepare to co-promote or market SILENORtm to specialists and high-prescribing physicians.

Somaxon has also in-licensed the product candidate nalmefene for the treatment of impulse control disorders. The Company has completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company is evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

Capital Resources

The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it seeks NDA approval and prepares for the commercial launch of SILENORtm. The Company may be required to raise additional funds through public or private financings, debt financing, assigning receivables or royalty rights, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Also, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the Company’s financial condition. The Company’s ability to implement its business strategy, including conducting current development programs, commercializing products, and potentially in-licensing other products, could be limited.

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

Cash, Cash Equivalents and Marketable Securities

The Company invests its available cash balance primarily in money market funds, commercial paper, and corporate and United States government agency notes with strong credit ratings. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable securities are those investments with maturities at the date of purchase greater than three months. These investments are classified as available-for-sale securities with their balance reported at fair value. Any unrealized holding gains or losses are recorded as a separate component of stockholders’ equity and included in comprehensive income

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

(loss). The cost of debt securities is adjusted for the amortization to maturity of purchase premiums or discounts, with such amortization, along with dividends and interest, included in interest income as it is earned.

Fair Value of Financial Instruments

The Company’s cash, cash equivalents, accounts payable, and accrued liabilities are carried at cost which approximates fair value due to the relative short-term maturities of these instruments. Marketable securities are classified as available-for-sale securities with their balance reported at fair value. Changes in the fair value of the Company’s marketable securities are included in comprehensive income (loss).

Comprehensive Income (Loss)

Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income (Loss), requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is net income (loss), plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on securities classified as available-for-sale. In the event an available-for-sale investment is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis. The Company has not sold any of its available-for-sale investments prior to their maturity.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for using the straight-line method over the estimated useful life of the asset or the shorter of the lease term or the estimated useful life for leasehold improvements. Useful lives generally range from three years for computer equipment to five years for office furniture and equipment.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2007.

License Fees and Research and Development Expenses

Costs related to patents and the licensing or acquisition of intellectual property are included in license fees. These costs are expensed as incurred since the underlying technology associated with these expenditures relates to the Company’s research and development efforts and has no known alternative future use.

Research and development expense consists primarily of costs associated with the Company’s non-clinical development program for SILENORtm, costs associated with the preparation of the Company’s NDA for SILENORtm, drug development costs, regulatory expenses, costs associated with services provided by contract research organizations (“CROs”) for clinical trials and non-clinical studies, costs to treat patients and provide clinical materials, salaries and related employee benefits, and share-based compensation expense for those employees performing research and development activities. Measurement of research and development expenses requires judgment as invoices or other notification of actual costs may not exist as of the date of the financial statements, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. The Company’s principal vendors operate within terms of contracts which establish program costs and estimated timelines. The status of the Company’s programs is assessed in relation

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

to the scope of work outlined in the contracts, and the related amount of expense is recognized accordingly. Estimates are adjusted to actual costs as they become known.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense based on estimated fair values in the statement of operations for all share-based payment awards made to employees and directors. The Company has two share-based payment plans: the stock option plan and employee stock purchase plan. SFAS No. 123(R) is applicable only to the Company’s stock option plan as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method under which prior period financial statements are not restated for the impact of SFAS No. 123(R). Share-based awards granted prior to the adoption of SFAS No. 123(R), but not yet fully vested at the time of adoption, are included in compensation expense based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123. SFAS No. 123(R) requires compensation expense to be reduced for an estimate of forfeitures until such time that the share-based awards ultimately vest. The Company’s pro-forma accounting under SFAS No. 123 included an estimate for forfeitures; however an estimate for forfeitures was not used when recognizing compensation expense in the statement of operations under APB 25. A cumulative effect from a change in accounting principles was not recognized when the Company adopted SFAS No. 123(R) because the cumulative effect of not using an estimate of forfeitures when recognizing compensation expense under APB 25 was immaterial.

SFAS No. 123(R) requires the fair value of share-based awards to be estimated on the date of grant using an option-pricing model, such as the Black-Scholes valuation model which Somaxon uses. The Black-Scholes valuation model requires multiple subjective inputs, including a measure of expected future volatility and the expected term of the share-based award. The Company’s stock did not have a readily available market prior to its initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for the Company’s stock price. Consequently, the Company estimates its expected future volatility based on comparable companies and the Company’s own stock price volatility to the extent such history is available, when determining the grant date calculated value for stock options. The Company estimates its expected term for employee stock options to be 6.25 years which was calculated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107.

The Company recognizes the calculated value of the portion of the awards that are ultimately expected to vest over the requisite service period. The requisite service period is generally the time over which the Company’s stock options or restricted stock vest. Some of our share-based awards vest upon achieving certain performance conditions, in which case expense is recognized over the time period the performance condition is likely to be achieved to the extent the performance condition is probable of being met.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The following table summarizes share-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 and pro-forma amounts for 2005 calculated under SFAS No. 123. This table includes share-based compensation for stock options and restricted stock for employees and directors.

	Year Ended December 31,
	2007	2006	2005
		(in thousands)

Share-based compensation expense included in research and development expense	$1,754	$980	$185
Share-based compensation expense included in marketing, general and administrative expense	6,653	3,979	1,156

Total share-based compensation expense	$8,407	$4,959	$1,341

Net Loss per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and the SEC’s SAB No. 98. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive using the treasury-stock method. Basic and dilutive net loss per share are equivalent for Somaxon because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.

The Company’s EPS was determined as follows: (EPS for 2005 excludes share-based compensation expense determined under SFAS No. 123(R) since SFAS No. 123(R) was not adopted until January 1, 2006. Pro-forma net loss and pro-forma net loss applicable to common stockholders per share determined under SFAS No. 123 is provided in the next table for comparative purposes.)

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Numerator:
Net loss	$(26,411)	$(46,410)	$(38,487)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)

Net loss applicable to common stockholders	$(26,411)	$(46,410)	$(38,573)

Denominator:
Weighted average common shares	18,248	18,059	1,324
Weighted average unvested common shares subject to repurchase	(61)	(78)	(166)

Denominator for basic and diluted net loss per share	18,187	17,981	1,158

Basic and diluted net loss applicable to common stockholders per share	$(1.45)	$(2.58)	$(33.30)

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Weighted average anti-dilutive securities not included in net loss per share:
Weighted average convertible preferred shares outstanding	—	—	8,538
Weighted average stock options outstanding	3,051	2,320	762
Weighted average unvested common shares subject to repurchase	61	78	166

Total weighted average anti-dilutive securities not included in diluted net loss per share	3,112	2,398	9,466

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, share-based compensation was recognized in the Company’s statement of operations using the intrinsic value method prescribed under APB 25. In order to provide a comparison of Somaxon’s 2007 and 2006 operating results with the Company’s 2005 results, the following table provides the pro-forma net loss and pro-forma net loss per share determined under SFAS No. 123 for 2005. Share-based compensation determined under SFAS No. 123 approximates the amounts which would have been determined for the Company under SFAS No. 123(R).

Year Ended
December 31, 2005
(in thousands,
except per share
amounts)

Net loss applicable to common stockholders as reported	$(38,573)
Add: Share-based employee compensation expense included in net loss	1,037
Less: Share-based employee compensation expense using the fair value method	(1,340)

Pro-forma net loss applicable to common stockholders	$(38,876)

Basic and diluted net loss applicable to common stockholders per share as reported	$(33.30)
Pro-forma basic and diluted net loss applicable to common stockholders per share	$(33.56)

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

Prior to the Company’s initial public offering which was completed in December 2005, the Company had 2,300,000 shares of Series A and 23,000,000 shares of Series B convertible preferred stock issued and outstanding, and 48,148,000 shares of Series C redeemable convertible preferred stock issued and outstanding. During the

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Company’s initial public offering, these shares were converted into 12,242,000 shares of common stock at a ratio of six shares of preferred stock into one share of common stock. No preferred shares were issued and outstanding at December 31, 2007, 2006, or 2005.

Series C Warrant

In conjunction with the Company’s Series C redeemable convertible preferred stock financing in June 2005, a financing instrument was issued which provided for the sale of additional shares of Series C preferred stock at either the election of the Company or the election of the Series C investors. The shares issuable under this warrant were potentially redeemable and therefore may ultimately have required cash settlement by the Company. In accordance with guidance provided in Financial Accounting Standards Board (“FASB”) Staff Position 150-5, Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, the fair value of each component of this instrument was determined at the time of grant, resulting in the recording of a net liability. A portion of the proceeds received in the Series C financing equal to the net fair value of the financing instrument were allocated to the instrument. In accordance with the guidance provided by the FASB’s Emerging Issues Task Force,(“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company periodically remeasured the fair value of this financing instrument with the resulting expense recorded in operating expenses.

In September 2005, the Company exercised its right under the warrant and an additional 7,407,000 shares of Series C redeemable convertible preferred stock were issued at $1.35 per share for proceeds of $10,000,000. Immediately prior to the exercise, the warrant instrument was remeasured to its fair value of $6,296,000. Upon exercise, the warrant instrument net liability was extinguished with its value charged to additional paid-in capital. See Note 5 for additional information.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosures. This statement is effective for fiscal years beginning after November 15, 2007 and will first be effective for the Company for the year beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which was ratified in February 2008 and delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is in the process of analyzing the effects of this pronouncement.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company does not expect to change its method of fair value recognition.

In June 2007, the FASB, issued Emerging Issues Task Force Issue (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used in future research and development activities be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company will adopt EITF No. 07-3 as of January 1, 2008. The Company does not expected it to have a material impact on its results of operations or financial position.

In December 2007, the SEC issued SAB 110 which, under certain circumstances, extends the use of the “simplified method” for determining the expected term for employee stock options established in SAB 107. SAB 110 provides that it is reasonable for a company to continue to use the simplified method of determining the expected option term when a company has insufficient historical exercise data to provide a reasonable basis to estimate the expected option term. Somaxon expects to continue to use the simplified method for determining its expected employee option term because, as a result of the Company’s initial public offering in December 2005, there is a limited amount of historical exercise data from which to form a reasonable basis to estimate the expected term of the Company’s stock options. The Company’s expected term for employee stock options is estimated to be 6.25 years which was calculated using guidance provided by the SEC in SAB No. 107 upon adopting SFAS No. 123(R).

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for the Company beginning January 1, 2009. Unless the Company engages in a transaction which results in minority interest, the Company currently does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Note 2.	Composition of Certain Balance Sheet Items

Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)

Cash and money market funds	$4,681			$4,681
Commercial paper and corporate notes	21,520	$47	$(2)	21,565
United States government agency notes	10,851	3	—	10,854

Total cash, cash equivalents and marketable securities	$37,052	$50	$(2)	$37,100

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
		(in thousands)

Cash and money market funds	$7,947			$7,947
Commercial paper and corporate notes	38,283	$8	$—	38,291
United States government agency notes	11,682	—	(6)	11,676

Total cash, cash equivalents and marketable securities	$57,912	$8	$(6)	$57,914

There were no realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2007, 2006, and 2005. At December 31, 2007 and 2006, the Company also had a $600,000 restricted cash balance for a deposit on the Company’s office space (see Note 4). This restricted cash is invested in certificates of deposit. All fixed income securities mature within one year of December 31, 2007.

Other Current Assets

Other current assets consisted of the following:

	December 31,
	2007	2006
	(in thousands)

Marketable securities interest receivable	$198	$190
Deposits and prepaid clinical research fees	414	163
Prepaid insurance	103	58
Other current assets	111	104

Total other current assets	$826	$515

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
	(in thousands)

Office furniture and equipment	$250	$213
Computer equipment	235	232

Property and equipment, at cost	485	445
Less: accumulated depreciation	(294)	(182)

Property and equipment, net	$191	$263

Depreciation expense was $115,000, $106,000, and $50,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(in thousands)

Accrued license fees	$14	$139
Accrued compensation and benefits	2,288	1,182
Refundable proceeds from unvested exercised stock options	—	22
Other accrued liabilities	65	21

Total accrued liabilities	$2,367	$1,364

Note 3.	License Agreements

Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $1,292,000, all of which pertain to the nalmefene program. The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, as well as revenue-based royalty payments. This $11,325,000 of additional milestone payments consists of a $1,000,000 milestone payment related to the SILENORtm program and $10,325,000 of milestone payments related to the nalmefene program. The $1,000,000 SILENORtm milestone payment would be payable to ProCom One (“ProCom”) upon approval of the Company’s NDA for SILENORtm by the FDA. This milestone payment is not reflected in Somaxon’s financials as it is not considered to be incurred at this time. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is discontinued, the $10,325,000 nalmefene milestone payments would not be paid and the portion of the minimum payments under license agreements from the date of termination forward would also not be paid. Minimum license payments are subject to increase to the extent the in-licensed technologies are used in various treatments not currently contemplated by the Company.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

SILENORtm

In August 2003 and as amended in October 2003 and September 2006, the Company entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize SILENORtm (doxepin hydrochloride) for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur in 2020. The license agreement is terminable at any time by the Company with 30 days notice if the Company believes that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings.

The in-license agreement required the Company to issue shares of the Company’s common stock in conjunction with the Series A convertible preferred stock issuance, and in April 2004, the Company issued 84,000 shares to ProCom and recorded licensing expense for the fair value of the stock of $101,000. Under the in-license agreement, the Company paid $500,000 in January 2005 and an additional $500,000 in December 2006 upon completing certain milestones. A milestone of $1,000,000 would be payable to ProCom upon approval of the Company’s NDA for SILENORtm by the FDA. The Company is obligated to pay a royalty on worldwide net sales of the licensed products. The Company has the right to grant sublicenses to third parties.

Nalmefene

In November 2004, the Company entered into an agreement with BioTie Therapies Corp. (“BioTie”) for the license of oral nalmefene hydrochloride for the treatment of impulse control disorders and substance abuse disorders. The term of the license extends through the expiration of the licensed rights which is expected to occur in 2017. The Company may terminate the agreement with 30 days written notice if the product poses an unacceptable safety risk for patients or fails to achieve efficacy in clinical development. Either party may terminate the agreement with 60 days’ written notice upon material breach of the agreement and failure to cure such breach, or if either party becomes insolvent or is adjudged bankrupt.

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

During 2005, the Company entered into a license agreement with the University of Miami for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence. The term of the license extends generally through the expiration of the patent, which is expected to occur in 2016, and potentially longer under certain circumstances. The agreement is terminable by the Company at any time with 60 days written notice. The University of Miami may terminate the agreement upon a material breach of the agreement, provision of a false report, or the insolvency or certain bankruptcy proceedings against the Company. The Company made immaterial payments to the University of Miami during 2005, 2006, and 2007, and is obligated to make future annual payments of $15,000 per year, increasing to $250,000 per year in 2012. The Company is required to pay a royalty on net sales in the United States on the licensed product, subject to credits for prior annual payments already made.

In July 2006, the Company received the results from its exploratory trial evaluating nalmefene for smoking cessation which showed positive results. In December 2006, the Company received the results from its Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling which did not show a statistically significant improvement compared to placebo. The Company is assessing the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Acamprosate

In September 2004, the Company in-licensed the exclusive worldwide rights from Synchroneuron, LLC (“Synchroneuron”) to certain patents to develop, manufacture, and market acamprosate for movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. The term of the license extended through the expiration of the last patent which is expected to occur in 2018. The Company could terminate the agreement at any time with 30 days written notice. During 2007, the Company completed a Phase 1 clinical trial of several formulations of acamprosate. The Company analyzed the results and made the determination not to move forward with further development of acamprosate. Consequently, in December 2007, the Company terminated the license agreement with Synchroneuron. There are no further obligations under this license agreement. The Company paid Synchroneuron $600,000 in each of the years ended December 31, 2007 and 2006 and $225,000 in 2005 under the license agreement.

In April 2005, the Company entered into an agreement for the reformulation of acamprosate. The agreement defined various development stages and the related fees for the reformulation and was terminable at any time by either party. The Company terminated the agreement effective January 2008, and there are no further obligations under this agreement. The Company paid $99,000, $305,000 and $275,000 pursuant to this agreement for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4.	Commitments

In February 2006, the Company entered into a manufacturing supply agreement with Patheon Pharmaceuticals, Inc. to manufacture commercial quantities of SILENORtm tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, the Company is obligated to purchase specified percentages of the total annual commercial requirements of SILENORtm. The agreement has a five year term and renews for twelve-month periods thereafter. It is terminable with written notice at least eighteen months prior to the end of the current term. Additionally, Somaxon may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event provided that the termination does not occur within three years of the commencement of manufacturing services. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.

The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the submission of the NDA to the FDA, the regulatory review process relating to the NDA and preparation for the potential commercial launch of SILENORtm. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.

In June 2006, the Company entered into a sublease agreement which expires in February 2013 to rent approximately 25,700 square feet of office space for its corporate headquarters. The Company is obligated to make minimum lease payments which increase at each annual anniversary of the effective date of the lease and range from $80,000 per month in the first year of the lease to a maximum of $95,000 per month for the period from July 2012 through expiration, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, Somaxon has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

lease, the lessor is obligated to pay Somaxon $500,000 if the termination occurs prior to July 1, 2008 and $350,000 if the termination occurs on or after July 1, 2008.

The Company is also obligated under various operating leases for office equipment. Rent expense was $1,060,000, $716,000, and $166,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the future minimum lease payments for the years then ended are as follows (in thousands):

2008	$1,008
2009	1,032
2010	1,063
2011	1,095
2012	1,127
Thereafter	95

Total	$5,420

Note 5.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

The Warrant was considered a liability in accordance with guidance provided in FASB Staff Position 150-5, Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable because the Warrant provided for the issuance of redeemable preferred stock which may have ultimately required cash settlement by the Company. The liability related to the Warrant instrument was recorded in an amount equal to the difference between the fair value of the Investor Option and the fair value of the Company’s Option, both of which were determined using the Black-Scholes valuation model. The proceeds from the Series C financing were allocated first to the fair value of the net Warrant liability instrument of $648,000 with the remainder to the Series C redeemable convertible preferred stock. The net Warrant liability was remeasured to its fair value through the time it was exercised in accordance with the terms of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, with the change in value recorded in operating expense.

In September 2005, the Company exercised the Warrant and 7,407,000 shares of Series C redeemable convertible preferred stock were issued at $1.35 per share for total proceeds of $10,000,000. Immediately prior to exercise, the Warrant was remeasured to its fair value of $6,297,000, resulting in the recognition of $5,649,000 of

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

expense. Upon exercise, the Warrant liability was eliminated with the contribution recognized as a component of additional paid-in capital.

The redemption provision of the Series C redeemable convertible preferred stock provided that after June 1, 2010, upon the request of a majority of the holders, the Company was obligated to redeem the outstanding shares of the Series C preferred stock. The Series C preferred stock was considered contingently redeemable since its redemption features were not effective and therefore not classified as a liability in accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The redemption price was equal to the original issuance price of $1.35 per share, plus any declared but unpaid dividends. The Company was not obligated to declare a dividend and dividends were not cumulative. Per share prices were subject to adjustment for stock splits or similar equity recapitalizations, and no sinking fund was required for the redemption.

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

Common Stock

In August 2003, in conjunction with the founding of the Company, 583,000 shares of common stock were issued to the founders (“Founder’s Stock”) at a price of $0.0006 per share for total proceeds of $350. A portion of the shares of Founder’s Stock vested over periods between two and four years, and the Company had the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. All of the Founder’s Stock was fully vested at December 31, 2007 and no shares had been repurchased by the Company.

On December 20, 2005, the Company completed its initial public offering (“IPO”) which resulted in the issuance of 5,000,000 shares of common stock at a price of $11 per share for gross proceeds of $55,000,000 and net proceeds of $49,820,000 after deducting costs related to the offering of $5,180,000. During the Company’s IPO, all of the Company’s preferred shares were converted into common shares at a ratio of six shares of preferred stock into one share of common stock. As a result, the 73,448,000 preferred shares previously issued were converted into 12,242,000 shares of common stock.

Concurrently with the IPO, 10,000,000 shares of preferred stock were authorized, none of which were issued and outstanding at December 31, 2007, 2006, or 2005. There were a total of 100,000,000 shares of common stock authorized at December 31, 2007 and 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The following table summarizes the number of shares of the Company’s common stock reserved for future issuance:

	December 31,
	2007	2006
	(in thousands)

Shares of common stock authorized	100,000	100,000
Shares of common stock outstanding	18,433	18,082
Stock options outstanding	3,167	2,411
Shares authorized for future issuance under stock option plans	463	665
Shares authorized for future issuance under employee stock ownership plan	481	300
Total common and potential common shares	22,544	21,458

Common stock reserved for future issuance	77,456	78,542

Note 6.	Share-based compensation

Employee Stock Purchase Plan

On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. As of December 31, 2007, 481,000 shares of common stock were reserved for issuance under the ESPP. The ESPP contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. On January 1, 2008, this provision resulted in the addition of 184,000 shares to the number of shares available for issuance under the ESPP. As of December 31, 2007, no shares have been issued under the ESPP.

Restricted Stock

In October 2007, the Company granted an aggregate of 200,000 shares of restricted common stock to the Company’s executive officers and its Chairman of the Board. The stock price at the date of grant was $11.40, yielding an aggregate grant date fair value of $2,280,000. The shares vest upon achievement of certain performance conditions, with 25% of the shares vesting upon acceptance of the SILENORtm NDA by the FDA, and the remaining 75% vesting upon approval of the SILENORtm NDA by the FDA. Share-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The Company recognized $240,000 of share-based compensation expense for these restricted shares for the year ended December 31, 2007, all of which related to the shares that will vest upon acceptance of the SILENORtm NDA by the FDA.

In the event of a change in control of the Company prior to the vesting dates, with respect to the executive officers, 50% of the shares would vest and 50% would convert into the right to receive cash based on the value of the change of control transaction, with such cash payment deferred until the performance objectives are met. In the event of a termination without cause or a resignation for good reason after such a change of control with respect to any such executive officer, all of such cash would be paid upon such termination or resignation. In the event of a change of control of the Company prior to the vesting dates, with respect to the Chairman of the Board, all of the shares would vest upon consummation of the change of control transaction.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Any unvested shares are subject to repurchase by the Company at the original issuance price in the event of termination of or resignation from employment. In December 2007, Somaxon’s Chief Executive Officer resigned from the Company and his 20,000 shares were repurchased at the original issuance price of $0.0001 per share. These shares are held by the Company as treasury stock and reported at cost. A taxable event occurs when the shares vest which occurs at acceptance of the SILENORtm NDA by the FDA (25% vest) and approval of the SILENORtm NDA by the FDA (75% vest). The restricted stock agreement provides the recipient the ability to surrender to the Company shares in an amount sufficient to cover the recipient’s personal tax liabilities resulting from the vesting of the restricted stock. If the recipients surrender shares to the Company to cover their tax liabilities, the number of shares of the Company’s treasury stock may increase.

The intrinsic value of the 180,000 shares of restricted stock outstanding at December 31, 2007, based on a closing stock price at December 31, 2007 of $5.21 per share, was $938,000. At December 31, 2007, all of the 180,000 outstanding restricted shares were unvested. The calculated value of outstanding restricted shares expected to be recognized in future periods was $1,748,000, assuming all performance conditions necessary for the shares to vest are ultimately met.

Stock Options

The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued upon adopting the 2005 Equity Incentive Award Plan (the “2005 Plan”) in November 2005. These 25,000 shares were aggregated with the 2,000,000 shares initially available for issuance under the 2005 Plan for a total number of available shares upon adopting the 2005 Plan of 2,025,000 shares. No additional options will be granted under the 2004 Plan and all options that are repurchased, forfeited, cancelled or expire under either the 2004 Plan or 2005 Plan will become available for grant under the 2005 Plan.

As of December 31, 2007, there were 2,929,000 shares of common stock reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each fiscal year ending January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. On January 1, 2008, this provision resulted in the addition of 922,000 shares to the number of shares available for issuance under the 2005 Plan.

The Company’s stock options have a ten year term and generally vest over a four year term for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific performance targets generally relating to the approval of the NDA for SILENORtm by the FDA. Some stock options were exercised in advance of becoming vested in accordance with the terms of those stock option grants. In the event of termination of or resignation from employment, any of these unvested shares were subject to repurchase by the Company at the original exercise price. As a result, the Company recognized a liability for the proceeds received from the exercise of unvested options of $22,000 at December 31, 2006. All early exercised options were fully vested as of December 31, 2007 resulting in no further liability recognized for early exercised options. No unvested shares from early exercised stock options have been repurchased by the Company.

In accordance with his employment agreement, the vesting of certain stock options granted to the Company’s former President and Chief Executive Officer was accelerated by twelve months upon his resignation from the Company in December 2007. This accelerated vesting resulted in compensation expense recognized under SFAS No. 123(R) of $1,180,000.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted Average
		Weighted	Grant Date
		Average	Calculated Value per
	Shares	Exercise Price	Share

Outstanding at December 31, 2004	260	$1.20

Granted during 2005	1,209	$5.13	$6.60
Exercised during 2005	(76)	2.32
Forfeited during 2005	(27)	1.20

Outstanding at December 31, 2005	1,366	$4.62

Granted during 2006	1,073	$12.68	$9.07
Exercised during 2006	(37)	3.94
Forfeited during 2006:	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

Granted during 2007	1,157	$11.98	$8.40
Exercised during 2007	(167)	4.06
Forfeited during 2007	(231)	9.82

Outstanding at December 31, 2007	3,133	$9.70

The intrinsic value is the difference between the fair value of the underlying stock and the exercise price of the stock option. Employees and directors exercised 167,000 stock options during 2007 with an intrinsic value of $1,758,000. During 2006, they exercised 37,000 stock options with an intrinsic value of $359,000, and during 2005, they exercised 76,000 options with an estimated intrinsic value of $648,000. An estimate for intrinsic value is used for stock options exercised during 2005 because prior to the Company’s IPO in December 2005, the Company’s underlying common stock was not freely traded on a stock exchange. Accordingly, the Company estimated the fair value of its underlying common stock through a retrospective analysis of the stock price performed in conjunction with the IPO. The intrinsic value of employee and director stock options outstanding at December 31, 2007, based on a closing stock price at December 31, 2007 of $5.21 per share, was $2,164,000.

At December 31, 2007, of the 3,133,000 employee and director options outstanding, 1,567,000 were vested and 1,566,000 were unvested. The weighted average remaining vesting term was 1.5 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $11,242,000. The intrinsic value of exercisable stock options at December 31, 2007 based on a closing stock price of $5.21 per share was $1,661,000.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

The calculated value of employee stock options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk free interest rate	3.55% to 4.86%	4.31% to 5.10%	3.96% to 4.39%
Expected term	5.75 to 6.25 years	6.25 years	6 years
Expected volatility	69.2% to 78.7%	76% to 85%	58% to 64%
Weighted average volatility	76%	78%	61%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$5.81 to $15.00	$10.35 to $19.74	$4.68 to $13.62

In addition to the outstanding stock options held by employees and directors, the Company had 34,000 stock options outstanding as of December 31, 2007 which had been granted to consultants. Of those 34,000 stock options outstanding, 33,000 were vested and 1,000 were unvested. No stock options were granted to consultants during 2007 or 2006. Consultants exercised 4,000 stock options during 2007 with a weighted average exercise price of $1.20 per share. No stock options were exercised by consultants during 2006. In accordance with Emerging Issues Task Force (“EITF”) Issue 96-18 Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company periodically re-measures the fair value of stock option grants to non-employees and recognizes the related income or expense during their vesting period. Stock options granted to consultants resulted in expense of $73,000, $158,000 and $137,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Stock option expense for consultants is included within research and development expense.

A summary of all stock options outstanding at December 31, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price

$ 1.20 to $ 3.00	845	7.3 Years	$2.59	643	7.3 Years	$2.54
$ 3.01 to $ 8.39	95	9.9 Years	5.90	40	9.9 Years	5.90
$ 8.40 to $10.99	594	8.0 Years	10.58	367	8.0 Years	10.58
$11.00 to $13.99	1,065	8.9 Years	11.78	243	8.2 Years	11.50
$14.00 to $19.74	568	8.8 Years	16.01	307	8.7 Years	15.88

Total stock options outstanding	3,167	8.3 Years	$9.68	1,600	7.9 Years	$8.39

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

A summary of all stock options outstanding at December 31, 2006 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price

$ 1.20 to $ 3.00	1,018	8.3 Years	$2.51	493	8.2 Years	$2.35
$ 8.40 to $10.99	709	9.0 Years	10.58	3	8.8 Years	8.70
$11.00 to $13.99	313	8.9 Years	11.28	119	8.9 Years	11.48
$14.00 to $19.74	371	9.4 Years	16.62	85	9.4 Years	15.32

Total stock options outstanding	2,411	8.8 Years	$8.20	700	8.5 Years	$5.51

Shares Available for Future Grant

The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock
	Options	ESPP
	(in thousands)

Shares available for issuance at December 31, 2004	85	—

Increase in authorized shares	2,833	300
Grants and issuances	(1,236)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(1,357)	—
Forfeitures	251	—

Shares available for issuance at December 31, 2007	463	481

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

Note 7.	Income taxes

The Company has incurred losses since inception, therefore no current income tax provision or benefit has been recorded. Significant components of the Company’s net deferred tax assets are shown in the table below.

	December 31,
	2007	2006
	(in thousands)

Deferred Tax Assets:
Net operating loss carryforwards	$39,465	$32,411
Research and development credits	3,848	3,799
Capitalized research and development	2,116	2,085
Non-cash compensation expense	3,633	1,471
Other, net	763	481

Total deferred tax assets	49,825	40,247
Valuation allowance	(49,825)	(40,247)

Net deferred tax assets	$—	$—

At December 31, 2007, the Company had generated federal net operating loss carryforwards of $101,641,000 and state net operating loss carryforwards of $99,071,000. The Company generated windfall tax benefits in 2007 from the settlement of certain share-based awards. Portions of these tax benefits have not been reflected in the table of deferred tax assets presented above since the tax deduction increases the Company’s NOL carryforward and does not result in a cash tax savings in the current year. In accordance with FAS 123(R), the tax benefit will be recorded as a credit to APIC in the year the deduction reduces income taxes payable. However, the NOL carryforwards related to these windfall tax benefits of approximately $1,150,000 are included in the federal and state net operating loss carryforward amounts of $101,641,000 and $99,071,000, respectively. Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively. The Company has federal and state research and development tax credit carryforwards at December 31, 2007 of $3,511,000 and $1,540,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.

Pursuant to Sections 382 and 383 of the IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that an ownership change occurred as of June 30, 2005 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances performed to finance the Company’s development activities. Such ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $284,000 of the Company’s state net operating loss carryforwards were effectively eliminated under Section 382, resulting in a state net operating loss carryforward of $98,787,000 after taking into account this eliminated amount. In addition, $18,291,000 of the Company’s federal net operating loss carryforwards, $17,335,000 of the Company’s state net operating loss carryforwards and $922,000 of the Company’s federal research and development credits were restricted. The Company estimates that approximately $2,800,000 of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1,000,000 thereafter. Approximately $11,381,000 of our federal net operating loss carryforwards and $10,425,000 of our state net operating loss carryforwards remain limited at December 31, 2007.

Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are not subject to limitations. At December 31, 2007, the Company had federal and state net operating loss carryforwards that were generated after the ownership change and therefore not limited of approximately

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

$83,350,000 and $81,736,000, respectively. The Company also had federal research and development credits at December 31, 2007 generated after the ownership change and therefore not limited of approximately $2,624,000. These net operating loss and credit carryforwards could be subject to future limitations if additional ownership changes occur.

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	Year Ended December 31,
	2007	2006	2005
		(in thousands)

Federal income taxes at 34%	$(8,980)	$(15,779)	$(13,085)
State income taxes, net of federal benefit	(1,439)	(2,347)	(2,605)
Research and development credits	76	(1,490)	(1,200)
Share-based compensation expense	785	578	191
Remeasurement of Series C warrant expense	—	—	1,921
Tax effect of non-deductible expenses and credits	(39)	(20)	70
Increase in valuation allowance	9,597	19,058	14,708

Provision for income taxes	$—	$—	$—

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) which is effective for fiscal years beginning after December 14, 2006 and was first effective for the Company beginning January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recognized $635,000 of unrecognized tax benefits, which did not include interest or penalties.

The following is a tabular presentation of the unrecognized tax benefit activity during 2007:

2007
(in thousands)

Unrecognized tax benefits at January 1, 2007 (FIN 48 adoption)	$635
Gross decreases related to prior year tax positions	(14)
Gross increases related to current year tax positions	545
Settlements	None
Lapse of statute of limitations	None

Unrecognized tax benefits at December 31, 2007	$1,166

Because the Company’s deferred tax assets are fully reserved, none of the amount included in the balance of unrecognized tax benefits would affect the effective tax rate if recognized. The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Note to Financial Statements — (Continued)

or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of December 31, 2007.

Note 8.	Related Party Transactions

The Company in-licenses certain technologies from ProCom. As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. The in-license agreement also provides a consulting arrangement for two ProCom individuals under which the Company paid a total of $255,000 in each of the years ended December 31, 2007 and 2006, and $215,000, for the year ended December 31, 2005.

Two individuals from ProCom have an aggregate of 120,000 stock options outstanding of which 101,000 were vested as of December 31, 2007. The weighted average exercise price was $11.26 and none of the stock options had been exercised as of December 31, 2007. See Note 3 for further information regarding the license agreement with ProCom.

The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $482,000, $616,000, and $762,000 for legal services rendered by the Company’s outside legal counsel for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 9.	Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for 2007 and 2006. The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly compared to an annual basis.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

2007:
Loss from operations	$(7,572)	$(6,643)	$(6,277)	$(8,306)	$(28,798)
Net loss	(6,874)	(6,019)	(5,713)	(7,805)	(26,411)
Basic and diluted net loss applicable to common stockholders per share	$(0.38)	$(0.33)	$(0.31)	$(0.43)	$(1.45)
2006:
Loss from operations	$(14,648)	$(15,781)	$(10,799)	$(9,143)	$(50,371)
Net loss	(13,541)	(14,730)	(9,834)	(8,305)	(46,410)
Basic and diluted net loss applicable to common stockholders per share	$(0.75)	$(0.82)	$(0.55)	$(0.46)	$(2.58)