Form 10-Q
period 2008-03-31
Somaxon Pharmaceuticals, Inc.
filed 2008-05-08
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 1, 2008 was 18,422,029.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$12,681	$12,554
Marketable securities	17,050	24,546

Total cash, cash equivalents and marketable securities	29,731	37,100
Other current assets	2,543	826

Total current assets	32,274	37,926
Long-term restricted cash	600	600
Property and equipment, net	161	191

Total assets	$33,035	$38,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,568	$1,174
Accrued liabilities	1,415	2,367

Total current liabilities	2,983	3,541

Commitments and contingencies: (Note 3)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,433 shares outstanding at March 31, 2008 and December 31, 2007	163,406	161,497
Deficit accumulated during the development stage	(133,435)	(126,369)
Accumulated other comprehensive income	81	48

Total stockholders’ equity	30,052	35,176

Total liabilities and stockholders’ equity	$33,035	$38,717

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

			Period from
			August 14, 2003
			(inception)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Operating expenses
License fees	$4	$154	$6,699
Research and development	3,176	3,754	90,027
Marketing, general and administrative expense	4,244	3,664	39,337
Remeasurement of Series C warrant liability	—	—	5,649

Total operating expenses	7,424	7,572	141,712

Loss from operations	(7,424)	(7,572)	(141,712)
Interest and other income	358	698	8,277

Net loss	(7,066)	(6,874)	(133,435)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)

Net loss applicable to common stockholders	$(7,066)	$(6,874)	$(133,521)

Basic and diluted net loss per share	$(0.39)	$(0.38)
Shares used to calculate net loss per share	18,253	18,079
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2008 (unaudited)
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	13	—	—	13
Consultant stock option expense	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,037	—	—	1,037
Consultant stock option expense	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$150,805	$(3,802)	$(53,548)	$—	$93,455

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2008 (unaudited)
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2
Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee stock options	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46
Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant stock option expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(7,066)	$—	$(7,066)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	33	33

Comprehensive loss										(7,033)
Share-based compensation related to employee awards	—	—	—	—	—	1,908	—	—	—	1,908
Consultant stock option expense	—	—	—	—	—	1	—	—	—	1

Balance at March 31, 2008	—	$—	—	$—	18,433	$163,406	$—	$(133,435)	$81	$30,052

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from
			August 14, 2003
			(inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008
Cash flows from operating activities
Net loss	$(7,066)	$(6,874)	$(133,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	30	31	327
Amortization of debt investment discount or premium	63	11	(95)
Stock option expense	1,909	1,577	16,707
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	—	1	5
Changes in operating assets and liabilities
Other current assets	(1,717)	(498)	(2,543)
Accounts payable	394	(2,408)	1,568
Accrued liabilities	(952)	(524)	1,416

Net cash used in operating activities	(7,339)	(8,684)	(110,300)

Cash flows from investing activities
Purchases of property and equipment	—	(14)	(493)
Purchases of marketable securities	(6,088)	(9,851)	(89,938)
Sales and maturities of marketable securities	13,554	16,177	73,064
Restricted cash deposit	—	—	(600)

Net cash provided from (used in) investing activities	7,466	6,312	(17,967)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Exercise of stock options	—	164	1,077

Net cash provided from financing activities	—	164	140,948

Increase (Decrease) in cash and cash equivalents	127	(2,208)	12,681
Cash and cash equivalents at beginning of the period	12,554	28,783	—

Cash and cash equivalents at end of the period	$12,681	$26,575	$12,681

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$—	$89,488
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. The Company is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. The Company submitted its New Drug Application (“NDA”) for SILENOR™ (doxepin hydrochloride) for the treatment of insomnia to the Food and Drug Administration, (the “FDA”) on January 31, 2008. In April 2008, the FDA notified the Company that it accepted for filing the NDA for SILENOR™ as of March 31, 2008. Pursuant to Prescription Drug User Fee Act (“PDUFA”) guidelines, the Company expects that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008.
     The Company is in discussions with a number of other companies regarding the commercialization of SILENOR™. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. The Company is also conducting market preparation activities to prepare for the launch of SILENOR™ and intends to prepare to co-promote or market SILENOR™ to specialists and high-prescribing physicians.
     In addition to SILENOR™, Somaxon has in-licensed the product candidate nalmefene for the treatment of impulse control disorders. The Company completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company is evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program.
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it seeks NDA approval and prepares for the commercial launch of SILENOR™. The Company may be required to raise additional funds through public or private financings, debt financings, assigning receivables or royalty rights, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. In addition, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the Company’s financial condition. The Company’s ability to implement its business strategy, including conducting current development programs, commercializing products, and potentially in-licensing other products, could be limited.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. All such adjustments are of a normal and recurring nature.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
Fair Value
     On January 1, 2008, the Company partially adopted (as described below) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 which delays for the Company until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company on January 1, 2008 for financial assets and financial liabilities, but because of this deferral for nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is only partially adopted at this time.
     SFAS No. 157 establishes a framework for fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is generally determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.
     At March 31, 2008, SFAS No. 157 was applicable to our marketable securities and is summarized in the following table.

Fair Value Measurement at Reporting Date Using:
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$17,050	$4,754	$12,296	$—
     At March 31, 2008, the Company’s marketable securities consisted of: 1) commercial paper, 2) corporate notes, 3) government agency notes, and 4) government agency discount notes. The Company has classified securities as Level 1 to the extent frequent quoted market prices exist for the same security, or Level 2 for securities with quoted market prices for similar securities on a frequent basis, or quoted market prices for the identical security on a less frequent basis. All of the Company’s marketable securities are highly rated and have liquid markets. Our marketable securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly, the effects from measurement at fair value are recorded directly to equity.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of
ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, the amount of consolidated net income or loss attributable to the parent and the non-controlling interest will be presented on the face of the income statement. SFAS No. 160 is effective for the Company beginning January 1, 2009. Unless the Company engages in a transaction which results in minority interest, the Company currently does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.
Net Loss per Share
     Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and the SEC’s Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, except it includes the effects of common stock equivalents using the treasury-stock method to the extent they are dilutive. Basic and dilutive net loss per share are equivalent for Somaxon because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive. The following table summarizes the Company’s EPS calculations.

	Three months ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(7,066)	$(6,874)

Denominator:
Weighted average common shares	18,433	18,105
Weighted average unvested common shares subject to repurchase	(180)	(26)

Denominator for basic and diluted net loss per share	18,253	18,079

Basic and diluted net loss per share	$(0.39)	$(0.38)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	3,618	2,697
Weighted average unvested common shares subject to repurchase	180	26

Total weighted average anti-dilutive securities not included in diluted net loss per share	3,798	2,723

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Income Taxes
     In accordance with the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”) at December 31, 2007, the Company has unrecognized tax benefits of approximately $1,166,000. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.
     The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of March 31, 2008.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Short-term Investments
     Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$1,790	$—	$—	$1,790
Commercial paper and corporate notes	14,954	74	—	15,028
United States government agency notes	12,906	7	—	12,913

Total cash, cash equivalents and marketable securities	$29,650	$81	$—	$29,731

     Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market funds	$4,681	$—	$—	$4,681
Commercial paper and corporate notes	21,520	47	(2)	21,565
United States government agency notes	10,851	3	—	10,854

Total cash, cash equivalents and marketable securities	$37,052	$50	$(2)	$37,100

     There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2008 and for the year ended December 31, 2007. At March 31, 2008, and December 31, 2007, the Company also had a $600,000 deposit on the Company’s office space (see Note 3) which is disclosed as restricted cash on our balance sheets. This restricted cash is invested in certificates of deposit. All fixed income securities mature within one year of March 31, 2008.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Other Current Assets
     Other current assets consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Interest receivable on marketable securities	$122	$198
Deposits and prepaid clinical and regulatory costs	1,546	414
Prepaid insurance	645	103
Other current assets	230	111

Total other current assets	$2,543	$826

     Included in deposits and prepaid clinical and regulatory costs is a payment to the FDA for the NDA filing fee for SILENOR™ of $1,178,000. The FDA has since granted Somaxon a waiver of this NDA filing fee and returned the payment in April 2008.
Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Office furniture and equipment	$250	$250
Computer equipment	235	235
Property and equipment, at cost	485	485
Less: accumulated depreciation	(324)	(294)

Property and equipment, net	$161	$191

     Depreciation expense was $30,000 and $31,000 for the three month periods ended March 31, 2008 and 2007, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Accrued license fees	$2	$14
Accrued compensation and benefits	1,335	2,288
Other accrued liabilities	78	65

Total accrued liabilities	$1,415	$2,367

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 3. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $1,277,000, all of which pertain to the nalmefene program. The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, as well as revenue-based royalty payments. Of this $11,325,000 of additional milestone payments, $1,000,000 is for a milestone payment payable to ProCom One (“ProCom”) upon approval of the SILENOR™ NDA by the FDA and the other $10,325,000 is for milestone payments related to the nalmefene program. The Company is assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If the nalmefene program is discontinued, the $10,325,000 nalmefene milestone payments would not be paid and the portion of the minimum payments under license agreements from the date of termination forward would also not be paid. Minimum license payments are subject to increase to the extent the in-licensed technologies are approved for other indications not currently contemplated by the Company.
     The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the regulatory review process relating to the NDA and preparation for the potential commercial launch of SILENOR™. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
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
     The Company is also obligated under various operating leases for office equipment. Rent expense was $263,000 and $280,000 for the three month periods ended March 31, 2008 and 2007, respectively.
     At March 31, 2008, the future minimum lease payments for the years then ended are as follows (dollar amounts are in thousands):

2008 (remaining 9 months)	$761
2009	1,032
2010	1,063
2011	1,095
2012	1,127
Thereafter	95

Total	$5,173

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 4. Share-based compensation
     SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors based on estimated fair values. The Company has an equity incentive award plan and an employee stock purchase plan. SFAS No. 123(R) is applicable only to the Company’s equity incentive award plan as the terms of the Company’s employee stock purchase plan make it non-compensatory under the provisions of SFAS No. 123(R).
     The following table summarizes share-based expense recognized under SFAS No. 123(R) for the Company’s employee and director stock options and restricted stock awards.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Share-based compensation expense included in research and development expense	$544	$362
Share-based compensation expense included in marketing, general and administrative expense	1,364	1,189

Total share-based compensation expense	$1,908	$1,551

Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The ESPP contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. On January 1, 2008, this provision resulted in the addition of 184,000 shares to the number of shares available for issuance under the ESPP. As of March 31, 2008, 665,000 shares of common stock were reserved for issuance under the ESPP and no shares have been issued.
Restricted Stock
     In October 2007, an aggregate of 200,000 shares of restricted common stock were granted to the Company’s executive officers and its Chairman of the Board. The stock price at the date of grant was $11.40, yielding an aggregate grant date fair value of $2,280,000. The shares vest upon achievement of certain performance conditions, as follows: 25% of the shares vested in April 2008 upon the FDA notifying the Company that it accepted the NDA for SILENOR™, and the remaining 75% would vest upon approval of the SILENOR™ NDA by the FDA. Share-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The Company recognized $242,000 of share-based compensation expense during the quarter ended March 31, 2008 all of which related to the shares that vested upon the FDA notifying the Company that it accepted the NDA for SILENOR™ in April 2008.
     Any unvested shares of restricted stock are subject to repurchase by the Company at the original issuance price in the event of termination of or resignation from employment, which would result in the Company holding the repurchased stock as treasury stock. In December 2007, Somaxon’s Chief Executive Officer resigned from the Company and his 20,000 shares of restricted stock were repurchased at the original issuance price of $0.0001 per share. These shares are held by the Company as treasury stock and reported at cost.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     Additional treasury stock transactions may take place when the restricted shares vest which creates a taxable event for the recipient. Each recipient’s restricted stock agreement provides the recipient the right to surrender to the Company a number of shares sufficient to cover the recipient’s personal tax liabilities resulting from the vesting of the restricted stock. To the extent recipients surrender shares to the Company to cover their minimum statutory tax liabilities, the number of shares of the Company’s treasury stock may increase. At March 31, 2008, the Company held 20,000 shares of treasury stock and 180,000 restricted shares were outstanding and unvested.
     The intrinsic value of the 180,000 shares of restricted stock outstanding at March 31, 2008, based on a closing stock price at March 31, 2008 of $4.75 per share, was $855,000. Expense related to outstanding restricted shares expected to be recognized in future periods is $1,517,000, assuming all performance conditions necessary for the shares to vest are ultimately met.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) allowed for a maximum issuance of up to 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued upon adopting the 2005 Equity Incentive Award Plan (the “2005 Plan”) in November 2005 . These 25,000 shares were aggregated with the 2,000,000 shares initially available for issuance under the 2005 Plan for a total number of available shares upon adopting the 2005 Plan of 2,025,000 shares. No additional options will be granted under the 2004 Plan and all options previously granted under the 2004 Plan that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Plan.
     As of March 31, 2008, there were 3,895,000 shares of common stock reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each fiscal year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. This evergreen provision resulted in an additional 922,000 shares available for issuance on January 1, 2008. At March 31, 2008, the aggregate number of shares authorized for grant under our 2004 and 2005 Plans is 5,076,000 shares of which 628,000 shares remain available for issuance.
     The Company’s stock options have a ten year term and generally vest over a four year period from the date of grant for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific performance targets generally relating to the approval of the NDA for SILENOR™ by the FDA.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2006	2,374	$8.20

Granted during 2007	1,157	$11.98	$8.40
Exercised during 2007	(167)	4.06
Forfeited during 2007	(231)	9.82

Outstanding at December 31, 2007	3,133	$9.70

Granted year-to-date 2008	769	$4.92	$3.25
Exercised year-to-date 2008	—	—
Forfeited year-to-date 2008	(12)	10.55

Outstanding at March 31, 2008	3,890	$8.75

     The intrinsic value is the difference between the fair value of the underlying stock and the exercise price of the stock option. During the three month period ended March 31, 2007, employees exercised 31,000 stock options with an intrinsic value of $243,000. No stock options were exercised during the three month period ended March 31, 2008.
     At March 31, 2008, of the 3,890,000 employee and director options outstanding, 1,883,000 were vested and 2,007,000 were unvested. The weighted average remaining vesting term was 1.8 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $12,102,000. Based on a closing stock price at March 31, 2008 of $4.75 per share, the intrinsic value of outstanding stock options and exercisable stock options at March 31, 2008 was $1,782,000 and $1,462,000, respectively.
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2008	2007
Risk free interest rate	2.64% to 3.20%	4.46% to 4.82%
Expected term	6.25 years	6.25 years
Expected volatility	71%	76% to 79%
Expected dividend yield	0%	0%
Fair value of underlying stock	$4.13 to $4.93	$11.78 to $14.40
     In addition to the stock options held by employees and directors, at March 31, 2008 there were 34,000 stock options outstanding which had been granted to consultants. Of those 34,000 stock options, 33,000 were vested and 1,000 were unvested at March 31, 2008. No stock options were exercised by consultants for the three months ended March 31, 2008, and 3,000 stock options were exercised by consultants during the three months ended March 31, 2007 with a weighted average exercise price of $1.20 per share. Stock options granted to consultants resulted in expense of $1,000 and $26,000 for the three month periods ended March 31, 2008 and 2007, respectively, all of which is included in research and development expenses.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     A summary of all stock options outstanding at March 31, 2008 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	844	7.1 Years	$2.59	682	7.0 Years	$2.54
$3.01 to $8.39	864	9.9 Years	5.03	44	9.7 Years	5.90
$8.40 to $10.99	587	7.8 Years	10.58	392	7.8 Years	10.58
$11.00 to $13.99	1,062	8.7 Years	11.78	429	8.3 Years	11.70
$14.00 to $19.74	567	8.5 Years	16.01	369	8.5 Years	15.81

Total stock options outstanding	3,924	8.4 Years	$8.75	1,916	7.8 Years	$8.87

     A summary of all stock options outstanding at December 31, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	845	7.3 Years	$2.59	643	7.3 Years	$2.54
$3.01 to $8.39	95	9.9 Years	5.90	40	9.9 Years	5.90
$8.40 to $10.99	594	8.0 Years	10.58	367	8.0 Years	10.58
$11.00 to $13.99	1,065	8.9 Years	11.78	243	8.2 Years	11.50
$14.00 to $19.74	568	8.8 Years	16.01	307	8.7 Years	15.88

Total stock options outstanding	3,167	8.3 Years	$9.68	1,600	7.9 Years	$8.39

Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
	(in thousands)
Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(1,357)	—
Forfeitures	251	—

Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	922	184
Grants and issuances	(769)	—
Forfeitures	12	—

Shares available for issuance at March 31, 2008	628	665

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 5. Related Party Transactions
     The Company in-licenses certain intellectual property from ProCom. As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. The in-license agreement also provides a consulting arrangement for two ProCom individuals, under which the Company paid a total of $64,000 during both of the three month periods ended March 31, 2008 and 2007. Payments under the consulting arrangement ceased for one of the ProCom individuals upon the FDA notifying the Company that it accepted the NDA for SILENOR™ which occurred in April 2008. Payments under the consulting arrangement will continue through April 2010 for the other ProCom individual.
     Two individuals from ProCom have an aggregate of 120,000 stock options outstanding of which 108,000 were vested as of March 31, 2008. The weighted average exercise price was $11.26, and none of the stock options had been exercised as of March 31, 2008.
     The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $25,000 and $176,000 for legal services rendered by the Company’s outside counsel during the three month periods ended March 31, 2008 and 2007, respectively.
Note 6. Subsequent Event
     NDA Acceptance
     In April 2008, the FDA notified the Company that it had accepted for filing the Company’s NDA submission for SILENOR™ effective March 31, 2008. Upon acceptance, certain employee bonuses were paid in an aggregate amount of $620,000, and 45,000 shares of restricted stock vested. The vesting of the restricted stock created a taxable transaction for the recipients of the restricted shares. Each recipient’s restricted stock agreement provides the recipient the right to surrender to the Company a number of shares sufficient to cover the recipient’s minimum statutory tax liability resulting from the vesting of the restricted stock. Of the 45,000 shares that vested, 11,000 shares were surrendered to the Company to cover certain recipient’s tax liabilities. The Company’s treasury stock balance increased by a similar amount, resulting in a total of 31,000 treasury shares held by the Company after this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2008.
Overview
     Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We completed our New Drug Application, or NDA, for SILENOR™ (doxepin hydrochloride) for the treatment of insomnia and submitted it to the U.S. Food and Drug Administration, or FDA, on January 31, 2008. The FDA recently notified us that our NDA for SILENOR™ for the treatment of insomnia is considered filed as of March 31, 2008. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, we expect that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008, or the PDUFA date.
     Our NDA includes the data from our clinical development program for SILENOR™, which included four Phase 3 and two Phase 2 clinical trials that were randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of SILENOR™ for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints. We believe that the improvements in sleep onset, sleep maintenance and prevention of early awakenings and the favorable safety and tolerability profile of SILENOR™ demonstrated in our clinical development program are sufficient to support a determination by the FDA that SILENOR™ can be approved for the treatment of insomnia. We believe that SILENOR™ is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market.
     In addition, our NDA submission for SILENOR™ included data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of SILENOR™, which were undertaken based on a request from the FDA in May 2006. We continue to plan to submit the results of our standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.
     We are in discussions with a number of other companies regarding the commercialization of SILENOR™. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. We are also conducting market preparation activities to prepare for the launch of SILENOR™ and intend to prepare to co-promote or market SILENOR™ to specialists and high-prescribing physicians.
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
     We are a development stage company and have incurred significant net losses since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $133.4 million. We expect our accumulated deficit to continue to increase for the next several years as we manage the regulatory approval process for our SILENOR™ NDA, prepare for potential commercialization of SILENOR™ and potentially pursue development of other product candidates.

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
     Research and Development Expenses
     To date, our research and development expenses consist primarily of costs associated with our clinical trials managed by our contract research organizations, or CROs, our non-clinical development program for SILENOR™, costs associated with submitting and seeking approval of our NDA for SILENOR™, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. For the three months ended March 31, 2008 our most significant costs were associated with our non-clinical development program for SILENOR™ and the preparation and submission of our NDA for SILENOR™.
     We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies and seek NDA approval for SILENOR™ and potentially pursue the development of other product candidates.
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
     At this time, due to the risks inherent in the regulatory approval process of our NDA for SILENOR™ and the non-clinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, seeking regulatory approval, and conducting clinical trials requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing non-clinical testing or clinical trials, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
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
     Marketing, General and Administrative Expenses
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, prepare for the commercialization of SILENOR™ and potentially pursue the development of other product candidates.
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
     Research and Development Expenses
     Our research and development expenses are expensed as incurred and include expenditures relating to our clinical trials, non-clinical studies, our NDA filing for SILENOR™ and drug development costs. Measurement of these expenses requires judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. Expenses recorded for our clinical trials, non-clinical studies, NDA work and drug development expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct our clinical trials, non-clinical studies, assist with our regulatory filings and approval process, and conduct drug development work. The period over which services are performed, the level of services performed as of a given date and accrued expenses for the cost of such services are often based on our best estimates. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
     License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be incurred, and the period to which the related expense may apply.
     Share-based Compensation
     Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors based on estimated fair values. Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, the expected term for our stock options which makes assumptions regarding expected stock option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards which contain performance vesting conditions.
     Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110, which provide a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Certain of our share-based awards vest upon the achievement of performance conditions. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options could differ significantly from those amounts recorded in our financial statements.

     Net Operating Losses and Tax Credit Carryforwards
     We have incurred significant net operating losses to date. As of December 31, 2007, we had federal net operating loss carryforwards of $101.6 million and California state net operating loss carryforwards of $99.1 million. Federal net operating loss carryforwards begin to expire 20 years after being generated and California net operating loss carryforwards begin to expire ten years after being generated. We also have research and development credits as of December 31, 2007, of $3.5 million for Federal purposes and $1.5 million for California purposes. Federal research and development credits begin to expire 20 years after being generated and California research and development credits do not expire. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.
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
Results of Operations
Comparisons of the Three Months Ended March 31, 2008, 2007 and 2006
     License fees. License fees for the three month periods ended March 31, 2008, 2007, and 2006 are summarized in the following table.

				Dollar Change		Percent Change
	Three Months Ended March 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
	(dollar amounts in thousands)
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene	4	4	4	—	—	0%	0%
Acamprosate	—	150	150	(150)	—	(100)%	0%

Total license fees	$4	$154	$154	$(150)	$—	(97)%	0%

     License fees decreased $0.2 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor.
     License fees were consistent for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 as similar quarterly license payments were incurred in each of these periods.

     Research and Development Expenses. Research and development expenses for the three month periods ended March 31, 2008, 2007, and 2006 are summarized in the following table.

				Dollar Change		Percent Change
	Three Months Ended March 31,			2008 vs.	2007 vs.	2008 vs.	2007vs.
	2008	2007	2006	2007	2006	2007	2006
	(dollar amounts in thousands)
SILENOR™ development work	$790	$1,304	$8,971	$(514)	$(7,667)	(39)%	(85)%
Nalmefene and acamprosate development work	—	45	1,944	(45)	(1,899)	(100)%	(98)%
Personnel and other costs	1,841	2,017	1,163	(176)	854	(9)%	73%
Employee and consultant share-based expense	545	388	216	157	172	40%	80%

Total research and development expense	$3,176	$3,754	$12,294	$(578)	$(8,540)	(15)%	(69)%

     Research and development expenses decreased $0.6 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily due to a $0.5 million decrease in SILENOR™ development costs as a result of submitting our NDA to the FDA in January 2008 compared to higher costs during the first quarter of 2007 related to on-going non-clinical studies and NDA preparation costs. Employee and consultant share-based expense, which is a non-cash expense, increased $0.2 million primarily due to stock options and restricted stock granted subsequent to the first quarter of 2007.
     Research and development expenses decreased $8.5 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 primarily due to a $7.7 million reduction in expenses associated with SILENOR™ clinical trials as a result of the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. Expenses related to our acamprosate and nalmefene clinical programs decreased $1.9 million primarily due to the completion of trials of nalmefene for smoking cessation and the treatment of pathological gambling at the end of 2006. Our acamprosate program was in a Phase 1 clinical trial during the first quarter of 2007. Personnel and other costs increased $0.9 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to costs incurred in analyzing data and preparing our NDA for SILENOR™ for filing with the FDA. Our headcount also increased for the first quarter of 2007 compared to the first quarter of 2006. Employee and consultant share-based expense, which is a non-cash expense, increased $0.2 million primarily due to stock options granted subsequent to the first quarter of 2006.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three month periods ended March 31, 2008, 2007, and 2006 are summarized in the following table.

				Dollar Change		Percent Change
	Three Months Ended March 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
	(dollar amounts in thousands)
Marketing, personnel and general costs	$2,880	$2,475	$1,514	$405	$961	16%	63%
Employee and director share-based expense	1,364	1,189	686	175	503	15%	73%

Total marketing, general and administrative expenses	$4,244	$3,664	$2,200	$580	$1,464	16%	67%

     Marketing, general and administrative expenses increased $0.6 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 due to a $0.4 million increase in marketing, personnel and general costs as a result of increased activities to prepare for the potential commercialization of SILENOR™. Employee and director share-based expense, which is a non-cash expense, increased $0.2 million primarily due to stock options and restricted stock granted subsequent to the first quarter of 2007.
     Marketing, general and administrative expenses increased $1.5 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 primarily due to a $1.0 million increase in marketing, personnel and general costs which was the result of higher costs associated with complying with the regulations applicable to a public company, an increase in our marketing, general and administrative headcount as our operations continued to grow, and an increase in market research associated with SILENOR™. Share-based compensation increased $0.5 million primarily due to stock options granted subsequent to the first quarter of 2006.
     Interest and Other Income. Interest and other income for the three month periods ended March 31, 2008, 2007, and 2006 are summarized in the following table.

				Dollar Change		Percent Change
	Three Months Ended March 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
	(dollar amounts in thousands)
Interest and other income	$358	$698	$1,107	$(340)	$(409)	(49)%	(37)%

     Interest and other income decreased $0.3 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily due to lower average cash balances during the first quarter of 2008 compared to the first quarter of 2007 as a result of continued net losses as a development stage company.
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
Liquidity and Capital Resources
     Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through March 31, 2008, we have received net proceeds of approximately $140.9 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the warrant to purchase Series C redeemable preferred stock was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million;

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock; and

•	since inception on August 14, 2003 through March 31, 2008, we have issued approximately 344,000 shares of common stock upon exercise of stock options from which we received aggregate proceeds of $1.1 million.

     As of March 31, 2008, we had $29.7 million in cash, cash equivalents and marketable securities. We have invested a substantial portion of our available cash funds in commercial paper and corporate and United States government agency notes, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the three month period ended March 31, 2008, net cash used in operating activities was $7.3 million, compared to $8.7 million for the three month period ended March 31, 2007. The decrease in net cash used in operating activities was primarily due to a greater amount of cash used in the first quarter of 2007 to pay down our accounts payable balance resulting from the winding down of our clinical trials during the end of 2006. Our net loss was relatively consistent between the first quarter of 2008 and the first quarter of 2007 with increased marketing, general and administrative expenses incurred during the first quarter of 2008 as a result of increased activities to prepare for the potential commercialization of SILENOR™, offset by a reduction in costs incurred in the research and development of SILENOR™ as we filed our NDA in January 2008.
     We have entered into license agreements to acquire the rights to develop and commercialize our product candidates. Pursuant to these agreements, we obtained exclusive, sub-licenseable rights to the licensed patents and know-how for certain indications. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity following the first commercial sale.
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2008:

	Payments Due by Period
		2009	2011
	Remainder	through	Through	After
	of 2008	2010	2012	2012	Total
	(in thousands)
Operating lease obligations	$761	$2,095	$2,222	$95	$5,173
Payments under license agreements	—	30	30	1,217	1,277

Total	$761	$2,125	$2,252	$1,312	$6,450

     All of the minimum payments under license agreements pertain to our nalmefene program. In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events. These milestone payments and royalty payments are not included in the table above because we cannot, at this time, determine when or if they will be achieved or the events triggering the commencement of payment obligations will occur. The $11.3 million of additional milestone payments consists of a $1.0 million milestone payment payable to ProCom One upon approval of our NDA for SILENOR™ by the FDA and $10.3 million relating to our nalmefene program. We are assessing the results from the nalmefene pathological gambling and smoking cessation clinical trials before making a determination regarding the future of the nalmefene program. If we decide to discontinue the nalmefene program, the $10.3 million of milestone payments relating to nalmefene would not be paid and the portion of the minimum payments under license agreements disclosed in the table above from the date of termination forward would also not be paid. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.
     We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and non-clinical studies, and perform data collection and analysis. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements.

     We do not have any off-balance sheet arrangements.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the costs and timing of regulatory approvals;

•	the progress of our non-clinical studies and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including with ProCom One and BioTie Therapies;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2008, will be sufficient to fund our operations through at least 2008.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, debt financing, strategic collaborations, assigning receivables or royalty rights or other strategic transactions. We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission which could allow us to obtain additional financing. However, we may not be successful in obtaining additional financing, entering into collaboration agreements or other strategic transactions, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Recent Accounting Pronouncements
     On January 1, 2008, we partially adopted (as described below) SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board, or FASB, released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 which delays for the Company until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company for financial assets and financial liabilities beginning on January 1, 2008, but because of this deferral for nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is only partially adopted at this time. We do not expect the adoption of SFAS No 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 to have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.

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
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after regulatory approval of SILENOR™; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of SILENOR™ is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the potential for SILENOR™ to receive regulatory approval for one or more indications and with a label that is consistent with our patent protection on a timely basis or at all; the timing and results of preclinical studies for SILENOR™, and the FDA’s agreement with our interpretation of such results; the potential to enter into and the terms of any strategic transaction relating to SILENOR™; the scope, validity and duration of patent protection and other intellectual property rights for SILENOR™; whether such patent protection provides exclusivity for SILENOR™; estimates of the potential markets for SILENOR™ and our ability to compete in these markets; our products, our expected future revenues, operations and expenditures and projected cash needs; our ability to raise sufficient capital and other risks detailed in this report under Part II — Item 1A — Risk Factors below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and marketable securities at March 31, 2008 consisted primarily of money market funds, commercial paper and corporate and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities including money market funds, commercial paper and government and corporate debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
     Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. Our money market funds are with institutions that have minimal mortgage-backed security exposure, and our commercial paper and corporate notes are with companies and agencies that continue to be highly rated. We do not have any auction rate securities. While we believe our cash, cash equivalents and marketable securities are well diversified and do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
     Risks Related to Our Business
     There is no assurance that we will be granted regulatory approvals for SILENOR™ on a timely basis or at all.
     The FDA recently notified us that our NDA for SILENOR™ for the treatment of insomnia is considered filed as of March 31, 2008. Acceptance of the filing means that FDA has made a threshold determination that the NDA is sufficiently complete to permit an in-depth, substantive review to determine whether to approve SILENOR™ for commercial marketing for this indication. This FDA review process can take substantial time and require the expenditure of substantial and unanticipated resources. As an organization, we have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approval.
     Under the policies agreed to by the FDA under PDUFA, the FDA is expected to complete its review and provide an action letter with respect to the NDA for SILENOR™ by our PDUFA date of December 1, 2008. The review process and the PDUFA date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not satisfied with the information in the NDA, the FDA may issue an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter.

     The information included in the NDA for SILENOR™, including the data obtained from our non-clinical testing and clinical trials of this product candidate, are susceptible to varying interpretations. The FDA’s interpretation of the information included in the SILENOR™ NDA could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval, or we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for SILENOR™, in each case including additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. Any such additional requirements or work could delay, limit or prevent regulatory approval. The FDA could also review the information in the NDA for SILENOR™ and refuse to approve the NDA.
     We have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for electrocardiogram, or ECG, effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for SILENOR™. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of SILENOR™. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of FDA regulatory review. For example, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If these companies successfully challenge the FDA’s interpretation of Section 505(b)(2), the FDA may be required to change its interpretation of Section 505(b)(2). This could delay or even prevent the FDA from approving our NDA for SILENOR™.
     There can be no assurance that regulatory approval will be obtained for SILENOR™. A failure to obtain requisite regulatory approvals or to obtain approvals of the scope requested will delay or preclude us from marketing SILENOR™ or limit its commercial use, and would have a material adverse effect on our business, financial condition and results of operations.
     In addition, even if we ultimately receive an approval letter for SILENOR™, we may be unable to commercialize SILENOR™ immediately upon receipt of such letter. Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in the FDA’s issuance of approvals for our trademarks or delays in the completion of required procedures by agencies other than the FDA, such as the U.S. Drug Enforcement Administration, or DEA.
     If the FDA determines that SILENOR™ has abuse potential, it will notify the DEA of its scientific determination and scheduling recommendation and request the DEA to implement this determination through its rule-making process. Although the FDA has indicated to us that it will recommend that SILENOR™ not be scheduled as a controlled substance, we cannot be sure SILENOR™ will not be scheduled until the FDA and DEA have made final determinations on the matter. There can be no assurance that this process will be completed promptly. Any delays in this determination could result in delays in our ability to market and sell SILENOR™, if it is approved by the FDA. In addition, any determination that SILENOR™ should be scheduled as a controlled substance is likely to result in restrictions on our marketing activities relating to SILENOR™.

     The non-clinical requirements requested by the FDA for SILENOR™ could substantially delay any regulatory approval of this product candidate.
     The data from all of our clinical trials for SILENOR™ was included in our NDA submission for SILENOR™. In addition, our NDA submission for SILENOR™ included the results from several completed non-clinical studies that were required by the FDA, including our genotoxicity and reproductive toxicology studies and our 26-week transgenic mouse carcinogenicity study. The FDA requested that we conduct one additional non-clinical study, which is an ongoing two-year rat carcinogenicity study, and we intend to submit the results from this study as a post-approval commitment, subject to final approval by the FDA on whether to permit post-approval submission of such results. Our determinations regarding the timing of submission of our non-clinical study data for SILENOR™ resulted from our previous interactions with the FDA.
     Based on a request in May 2006 from the FDA in connection with a planned pre-NDA meeting for SILENOR™, we initiated a non-clinical development program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. At that time, the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the initial NDA submission for SILENOR™. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that SILENOR™ does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of SILENOR™ may not be needed prior to NDA approval. In that correspondence, the FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment. We initiated our 26-week transgenic mouse carcinogenicity study of SILENOR™ in May 2007.
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our 26-week transgenic mouse carcinogenicity study of SILENOR™ should be included as part of the initial NDA submission for SILENOR™. We completed that study in January 2008, and we included the results from that study in our NDA submission for SILENOR™ on January 31, 2008.
     As with any other non-clinical data, our non-clinical study results for SILENOR™ are subject to varying interpretations, and any resulting toxicology questions from the FDA could adversely affect our potential regulatory approval or product labeling or lead to additional studies. If the FDA requires us to submit additional non-clinical data, including the data from our ongoing two-year rat carcinogenicity study, as a condition to approval of the NDA for SILENOR™, significant delays in the approval of the NDA, if any, would result, and we may incur additional costs.
     We expect intense competition in the insomnia marketplace for SILENOR™ and any other product candidate that we develop, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
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
     Sanofi-Synthélabo, Inc. has completed Phase 3 clinical trials for eplivanserin, a 5HT2 antagonist, and it intends to submit an NDA for this product for the treatment of insomnia in the second half of 2008. Sanofi-Synthélabo, Inc. is also evaluating another 5HT2 antagonist, volinanserin, in Phase 3 clinical trials for the treatment of insomnia.
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
     Several other companies, including Sepracor are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several other companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-receptor agonist and has announced plans to conduct a head-to-head Phase 2/3 clinical trial comparing its product candidate to Ambien CR.
     Furthermore, generic versions of Ambien have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and the price we are able to charge for, any product developed by us for this indication.
     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of SILENOR™ or any other product candidate that we develop from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render SILENOR™ or any other product candidate that we develop obsolete or noncompetitive.
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
     In addition, if we receive regulatory approvals for SILENOR™ or any other product candidates we develop, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability, sales force or marketing infrastructure.

     SILENOR™ or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
     Undesirable side effects caused by SILENOR™ or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing SILENOR™ or any other product candidate that we develop and generating resulting revenues from their sale, if any. In addition, the FDA may require, or we may undertake, additional clinical trials to support the safety profile of or our proposed labeling for SILENOR™.
     For example, we have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for electrocardiogram, or ECG, effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for SILENOR™. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of SILENOR™. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     In addition, if SILENOR™ or any other product candidate that we develop receives marketing approval and we or others later identify undesirable side effects caused by the product:
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
     As of March 31, 2008 we had 32 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities relating to SILENOR™ and any other product candidate that we develop. In addition, if we decide to co-promote SILENOR™ with a strategic collaborator or to market SILENOR™ ourselves, we will need to manage and fund our recruitment and training of sales and marketing personnel, building of other required commercial infrastructure, scale-up of manufacturing processes and other activities relating to the commercialization of SILENOR™. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage the FDA review process relating to our NDA for SILENOR™;

•	manage our internal development and commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
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
     We have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for electrocardiogram, or ECG, effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for SILENOR™. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of SILENOR™. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     With respect to our product candidate nalmefene, we completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. While we are evaluating the results from both of these clinical trials before making determinations regarding the future of the nalmefene program, additional clinical work would be required to demonstrate that nalmefene is safe and effective for either of these indications.
     The results from clinical trials that we have completed may not be predictive of results obtained in future clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If SILENOR™ or any other product candidate that we develop is not shown to be safe and effective in clinical trials, or if the FDA does not deem the product candidate to be sufficiently safe and effective to warrant marketing approval, our business, financial condition and results of operations would be materially harmed.
Risks Related to Our Finances and Capital Requirements
     We will require substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

     We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for SILENOR™ and are able to establish a collaboration or other strategic transaction with another pharmaceutical company to broaden the potential reach of sales and marketing efforts for SILENOR™ and/or commercialize the product candidate ourselves.
     The development and approval of SILENOR™ as well as any development of internal sales and marketing capabilities, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to fund our operations through at least 2008. We believe that these funds will allow us to finance our ongoing and planned development work for SILENOR™, the activities required to facilitate the FDA review process for the NDA for SILENOR™ and certain pre-marketing activities in preparation for the potential commercialization of SILENOR™. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing, or we may seek funding through assigning receivables or royalty rights. There can be no assurance, however, that additional financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
     We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $7.1 million for the three months ended March 31, 2008, $26.4 million for the year ended December 31, 2007 and $46.4 million for the year ended December 31, 2006. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Risks Relating to Securities Markets and Investment in Our Stock
     There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through May 1, 2008, the trading prices for our common stock have ranged from a high of $21.24 to a low of $3.69.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENOR™ or any other product candidate we develop, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of May 1, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 66.4% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
     Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to fund our operations through at least 2008. Because we will need to raise additional capital to fund our commercialization plans and development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended March 31, 2008.
Use of Proceeds
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-128871) that was declared effective by the Securities and Exchange Commission on December 14, 2005. On December 20, 2005, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $11.00 per share, for an aggregate offering price of $55.0 million. Our public offering was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Piper Jaffray & Co. and
Thomas Weisel Partners LLC.
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
     As of March 31, 2008, we had used $20.1 million of the net proceeds from our initial public offering. We completed our Phase 3 clinical program for SILENOR™ prior to our initial use of the net proceeds from our initial public offering. Approximately $5.0 million was spent for expenses incurred in the development of SILENOR™, the preparation of the NDA submission for SILENOR™ and activities to prepare for the potential commercialization of SILENOR™. An additional $1.5 million was spent to pursue the development and licensing of our other product candidates, and $13.6 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and corporate and United States government agency notes. We intend to use the remaining proceeds to fund our ongoing and future non-clinical studies and other requirements to support the potential approval of our NDA for SILENOR™; to fund commercialization activities for SILENOR™; to fund the potential development of other product candidates; and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of the Registrant’s Common Stock Certificate

4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007 (as Exhibit 3.1)

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2008

/s/ Meg M. McGilley
Meg M. McGilley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)