Form 10-Q
period 2008-06-30
Somaxon Pharmaceuticals, Inc.
filed 2008-08-08
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of August 1, 2008 was 18,422,847.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Somaxon Pharmaceuticals, Inc.
(A development stage company)
BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$18,084	$12,554
Marketable securities	13,706	24,546

Total cash, cash equivalents and marketable securities	31,790	37,100
Current restricted cash and marketable securities	1,361	—
Other current assets	1,294	826

Total current assets	34,445	37,926
Long-term restricted cash and marketable securities	6,739	600
Property and equipment, net	147	191
Other non-current assets	145	—

Total assets	$41,476	$38,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,196	$1,174
Accrued liabilities	1,200	2,367
Current portion of long-term debt	2,275	—

Total current liabilities	7,671	3,541

Long-term debt	11,834	—
Other long-term liabilities	22	—

Total liabilities	19,527	3,541

Commitments and contingencies: (Notes 3 and 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,423 and 18,433 shares outstanding at June 30, 2008 and December 31, 2007, respectively	165,774	161,497
Deficit accumulated during the development stage	(143,831)	(126,369)
Accumulated other comprehensive income	6	48

Total stockholders’ equity	21,949	35,176

Total liabilities and stockholders’ equity	$41,476	$38,717

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

					Period
					from
					August 14,
					2003
					(inception)
	Three months ended		Six months ended		through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Operating expenses
License fees	$4	$154	$8	$308	$6,703
Research and development	5,849	3,039	9,025	6,793	95,876
Marketing, general and administrative expenses	4,568	3,450	8,813	7,114	43,906
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Total operating expenses	10,421	6,643	17,846	14,215	152,134

Loss from operations	(10,421)	(6,643)	(17,846)	(14,215)	(152,134)
Interest and other income (expense), net	26	624	384	1,322	8,303

Net loss	(10,395)	(6,019)	(17,462)	(12,893)	(143,831)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(10,395)	$(6,019)	$(17,462)	$(12,893)	$(143,917)

Basic and diluted net loss per share	$(0.57)	$(0.33)	$(0.96)	$(0.71)
Shares used to calculate net loss per share	18,287	18,188	18,270	18,134
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2008 (unaudited)
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2008 (unaudited)
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2

Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant stock option expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(17,462)	$—	$(17,462)
Unrealized (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(42)	(42)

Comprehensive loss										(17,504)
Exercise of stock options	—	—	—	—	1	2	—	—	—	2
Share-based compensation related to employee awards	—	—	—	—	—	3,402	—	—	—	3,402
Consultant stock option expense	—	—	—	—	—	1	—	—	—	1
Restricted stock repurchased at $0.0001 per share	—	—	—	—	(11)	(50)	—	—	—	(50)
Warrants issued pursuant to loan agreement	—	—	—	—	—	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	(389)	—	—	—	(389)

Balance at June 30, 2008	—	$—	—	$—	18,423	$165,774	$—	$(143,831)	$6	$21,949

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from
			August 14, 2003
			(inception)
	Six Months Ended June 30,		through
	2008	2007	June 30, 2008
Cash flows from operating activities
Net loss	$(17,462)	$(12,893)	$(143,831)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	59	58	356
Amortization of investment discount or premium	70	(81)	(88)
Share based expense	3,403	3,475	18,201
Accretion of debt discount and issuance costs	39	—	39
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	—	1	5
Changes in operating assets and liabilities
Other current and non-current assets	(397)	(579)	(1,223)
Accounts payable	3,022	(3,862)	4,196
Accrued current and non-current liabilities	(1,146)	(234)	1,222

Net cash used in operating activities	(12,412)	(14,115)	(115,373)

Cash flows from investing activities
Purchases of property and equipment	(15)	(20)	(508)
Purchases of marketable securities	(11,058)	(20,445)	(94,908)
Sales and maturities of marketable securities	21,786	25,470	81,296
Restricted cash and marketable securities	(7,500)	—	(8,100)

Net cash provided from (used in) investing activities	3,213	5,005	(22,220)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Net proceeds from issuance of debt	14,777	—	14,777
Exercise of stock options	2	447	1,079
Purchase of treasury stock	(50)	—	(50)

Net cash provided from financing activities	14,729	447	155,677

Increase (Decrease) in cash and cash equivalents	5,530	(8,663)	18,084
Cash and cash equivalents at beginning of the period	12,554	28,783	—

Cash and cash equivalents at end of the period	$18,084	$20,120	$18,084

Supplemental disclosure of non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—	—	89,488
Issuance of warrant pursuant to the Committed Equity Financing Facility	389	—	389
Issuance of warrant pursuant to loan agreement	$922	$—	$922
The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003 and is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. The Company submitted its New Drug Application (“NDA”) for SILENOR™ (doxepin hydrochloride) for the treatment of insomnia to the Food and Drug Administration, (the “FDA”) on January 31, 2008. In April 2008, the FDA notified the Company that it accepted for filing the NDA for SILENOR™ as of March 31, 2008. Pursuant to Prescription Drug User Fee Act (“PDUFA”) guidelines, the Company expects that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008.
     The Company is currently conducting market preparation activities to prepare for the launch of SILENOR™. The Company continues to pursue discussions with third parties relating to the commercialization of SILENOR™. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. The Company’s objective and preference is to enter into a strategic collaboration that would allow it to co-promote SILENOR™ to specialists. In the event that the Company does not enter into such a transaction, it intends to develop a commercial organization and a marketing strategy which will allow it to focus on these specialists and high-prescribing physicians itself.
     In addition to SILENOR™, Somaxon has in-licensed the product candidate nalmefene for the treatment of impulse control disorders. The Company completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. It also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. The Company has not made a final determination regarding the future of the nalmefene program.
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
     In May 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporation (the “Loan Agreement”) under which the Company borrowed $15,000,000. Also in May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge has committed to provide up to $50,000,000 of capital financing for a period of three years through the purchase of newly-issued shares of the Company’s common stock. For further information regarding the Loan Agreement and CEFF, refer to Note 3, “Loan Agreement and Committed Equity Financing Facility.”
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
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
     Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
Fair Value
     On January 1, 2008, the Company partially adopted (as described below) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays for the Company until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company on January 1, 2008 for financial assets and financial liabilities, but because of this deferral for nonfinancial assets and nonfinancial liabilities, the Company has only partially adopted SFAS No. 157 at this time.
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     At June 30, 2008, SFAS No. 157 was applicable to our marketable securities and the portion of our restricted cash held as marketable securities and is summarized in the following table.

	Fair Value Measurement at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Marketable securities	$13,706	$7,850	$5,856	$—
Restricted cash held in marketable securities	600	600	—	—

Total	$14,306	$8,450	$5,856	$—

     At June 30, 2008, the Company’s marketable securities consisted of: 1) commercial paper, 2) corporate notes, 3) government agency notes, and 4) government agency discount notes. The Company has classified securities as Level 1 to the extent frequent quoted market prices exist for the same security, or Level 2 for securities with quoted market prices for similar securities on a frequent basis, or quoted market prices for the identical security on a less frequent basis. All of the Company’s marketable securities are highly rated and have liquid markets. The Company’s marketable securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, the effects from measurement at fair value are recorded directly to equity. The Company also has $8,100,000 of restricted cash and marketable securities relating to minimum cash arrangements for the Loan Agreement and a building lease deposit. The restricted cash and marketable securities are currently invested in cash equivalents and a certificate of deposit with a reputable financial institution maturing in June 2009.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, the amount of consolidated net income or loss attributable to the parent and the non-controlling interest will be presented on the face of the income statement. SFAS No. 160 is effective for the Company beginning January 1, 2009. Unless the Company engages in a transaction which results in a minority interest, the Company currently does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for the Company beginning January 1, 2009. The Company does not engage in any hedging activities and currently does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company does not have any intangible assets reflected in its financial statements and currently does not expect the adoption of FSP 142-3 to have a material impact on its financial statements.
     In May 2008, the FASB issued FSP Accounting Principals Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the Company’s non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009. The Company does not have any instruments that are within the scope of FSP APB No. 14-1 and currently does not expect the adoption FSP APB No. 14-1 to have a material impact on its financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The following table summarizes the Company’s EPS calculations.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator
Net loss	$(10,395)	$(6,019)	$(17,462)	$(12,893)

Denominator
Weighted average common shares	18,422	18,200	18,428	18,153
Weighted average unvested common shares subject to repurchase	(135)	(12)	(158)	(19)

Denominator for basic and diluted net loss per share	18,287	18,188	18,270	18,134

Basic and diluted net loss per share	$(0.57)	$(0.33)	$(0.96)	$(0.71)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	4,032	3,144	3,825	2,920
Weighted average unvested common shares subject to repurchase	135	12	158	19
Warrants	180	—	90	—

Total weighted average anti-dilutive securities not included in diluted net loss per share	4,347	3,156	4,073	2,939

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
     The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of June 30, 2008.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Marketable Securities
     Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market accounts	$6,289	$—	$—	$6,289
Commercial paper and corporate notes	8,742	10	(3)	8,749
United States government agency notes	16,753	1	(2)	16,752

Total cash, cash equivalents and marketable securities	$31,784	$11	$(5)	$31,790

     Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value
	(in thousands)
Cash and money market accounts	$4,681	$—	$—	$4,681
Commercial paper and corporate notes	21,520	47	(2)	21,565
United States government agency notes	10,851	3	—	10,854

Total cash, cash equivalents and marketable securities	$37,052	$50	$(2)	$37,100

     There were no realized gains or losses on sales of available-for-sale securities for the six months ended June 30, 2008 and for the year ended December 31, 2007. The Company also had restricted cash and marketable securities on hand of $8,100,000 at June 30, 2008 and $600,000 at December 31, 2007. The restricted cash and marketable securities are invested in short-term United States treasury obligations and a certificate of deposit. All fixed income securities mature within one year of June 30, 2008.
Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Interest receivable on marketable securities	$91	$198
Deposits and prepaid expenses	422	414
Prepaid insurance	471	103
Other current assets	310	111

Total other current assets	$1,294	$826

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Property and Equipment
     Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Office furniture and equipment	$252	$250
Computer equipment	238	235

Property and equipment, at cost	490	485
Less: accumulated depreciation	(343)	(294)

Property and equipment, net	$147	$191

     Depreciation expense was $29,000 and $27,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $59,000 and $58,000 for the six months ended June 30, 2008 and 2007, respectively.
Accrued Liabilities
     Accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Accrued compensation and benefits	986	2,288
Other accrued liabilities	214	79

Total accrued liabilities	$1,200	$2,367

Note 3. Loan Agreement and Committed Equity Financing Facility
Loan and Security Agreement
     In May 2008, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) under which the Company borrowed $15,000,000 less debt issuance costs of $223,000 for net proceeds of $14,777,000. Included in the debt issuance costs was an upfront fee of $75,000 paid to the Lenders. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. The loan carries an interest rate of 9.57% with interest payments due monthly but no principal repayment through December 31, 2008. Thereafter, the Company will be required to repay the principal plus interest in 30 equal monthly installments, ending in June 2011. An additional final payment of $600,000 is due in June 2011, or such earlier time that the debt is fully repaid. The final payment is being accrued to interest expense over the term of the loan. The Company will pay a prepayment penalty in the event the loan is repaid prior to maturity. The Company is not currently anticipating repaying the debt early.
     In connection with this Loan Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 239,452 shares of the Company’s common stock. The warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.81%, volatility of 76.6%, a ten year term and no dividend yield.
     The $15,000,000 of gross proceeds received from this transaction were allocated between the debt and the warrant in accordance with APB Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in $922,000 allocated to the warrant in the form of a debt discount and $14,078,000

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
allocated to debt. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Emerging Issues Task Force (“EITF”) 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the proceeds allocated to the warrant were included in equity. The debt discount is being amortized over the term of the loan to interest expense using the effective interest method.
     The Company is required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At June 30, 2008, the Company had $15,000,000 of debt outstanding, resulting in a minimum cash balance of $7,500,000 which is classified as restricted cash and marketable securities on the balance sheet.
     To secure the repayment of any amounts borrowed under this agreement, the Company granted to the Lenders a first priority security interest in all of its assets other than its intellectual property and its rights under license agreements granting it rights to intellectual property. The Company also agreed not to pledge or otherwise encumber its intellectual property assets.
     In the event the Company enters into a later debt financing arrangement of at least $25,000,000 requiring a first priority security interest in the collateral pledged to the Lenders, the Lenders will be required to release their security interests in such collateral and the restriction on encumbrances of the Company’s intellectual property will terminate. In exchange, the Company will grant to the Lenders a first priority security interest in a certificate of deposit in the amount of the aggregate amount owed under the Loan Agreement, and the Company will thereafter be required to maintain a minimum cash balance at Silicon Valley Bank of at least the amount of the certificate of deposit.
     At June 30, 2008, the future principal payments under the Loan Agreement for the years then ended are as follows (amounts are in thousands):

2008 (remaining six months)	$—
2009	5,575
2010	6,132
2011	3,293
2012	—
Thereafter	—

Total	$15,000

Committed Equity Financing Facility
     In May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed, subject to certain limitations, to provide up to $50 million of capital financing for a period of three years through the purchase of a maximum of 3,672,098 newly-issued shares of the Company’s common stock.
     In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 165,000 shares of common stock at an exercise price of $5.4175 per share. The warrant will become exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013. The value of the warrant of $389,000 was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.09%, volatility of 65.6%, a 5.5 year term and no dividend yield. In accordance with SFAS No. 150 and EITF 00-19, this warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered a financing cost.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     Subject to certain conditions and limitations, from time to time under the common stock purchase agreement relating to the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of its common stock in tranches of up to (a) 2% of the Company’s market capitalization at the time of the draw down of such tranche or (b) the lesser of 3% of the Company’s market capitalization at the time of the draw down of such tranche or an amount calculated by reference to the Company’s average trading volume and average stock price on the trading day prior to the date that the Company requests the draw down. The maximum draw down of a tranche is $10,000,000. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 12% depending on the volume weighted average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable volume weighted average purchase price for any shares to be issued to Kingsbridge during the eight-day period will be equal to the higher of $1.75 or 90% of the Company’s share price the day before the commencement of each draw down. In addition, under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of the Company’s public float.
     In connection with the CEFF, the Company filed a resale shelf registration statement on Form S-3 on July 18, 2008 with the SEC to facilitate Kingsbridge’s public resale of the shares of the Company’s common stock issuable under the CEFF or upon the exercise of the warrant issued to Kingsbridge. The resale shelf registration statement has not yet been declared effective by the SEC. The effectiveness of the registration statement is a condition to the Company’s ability to conduct any draw down under the CEFF. In addition, in the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, under certain circumstances the Company may be required to pay liquidated damages to Kingsbridge.
Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as the related research and development costs are incurred. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $1,277,000, all of which pertain to the nalmefene program. The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, as well as revenue-based royalty payments. Of this $11,325,000 of additional milestone payments, $1,000,000 is for a milestone payment payable to ProCom One (“ProCom”) upon approval of the SILENOR™ NDA by the FDA and the other $10,325,000 is for milestone payments related to the nalmefene program. The Company has not made a final determination regarding the future of the nalmefene program. If the nalmefene program is discontinued, the $10,325,000 of nalmefene milestone payments would not be paid and the portion of the minimum payments under license agreements from the date of termination forward would also not be paid. Minimum license payments are subject to increase to the extent the in-licensed technologies are approved for other indications not currently contemplated by the Company.
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
     In June 2006, the Company entered into a sublease agreement which expires in February 2013 to rent approximately 25,700 square feet of office space for its corporate headquarters. The Company is obligated to make minimum lease payments which increase at each annual anniversary of the effective date of the lease and range from $80,000 per month in the first year of the lease to a maximum of $95,000 per month for the period from July 2012 through expiration, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit, which is classified as restricted cash and marketable securities on the balance sheet, in the amount of

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
$600,000 which decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, Somaxon has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. The sublease terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event that the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $350,000.
     The Company is also obligated under various operating leases for office equipment. Rent expense was $264,000 and $254,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $527,000 and $534,000 for the six month periods ended June 30, 2008 and 2007, respectively.
     At June 30, 2008, the future minimum lease payments for the years then ended are as follows (dollar amounts are in thousands):

2008 (remaining six months)	$510
2009	1,032
2010	1,063
2011	1,095
2012	1,127
Thereafter	95

Total	$4,922

Note 5. Share-based compensation
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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Share-based compensation expense included in research and development expense	$491	$451	$1,036	$813
Share-based compensation expense included in marketing, general and administrative expense	1,001	1,415	2,366	2,604

Total share-based compensation expense	$1,492	$1,866	$3,402	$3,417

Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The ESPP contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
amount determined by the Company’s board of directors. On January 1, 2008, this provision resulted in the addition of 184,000 shares to the number of shares available for issuance under the ESPP. As of June 30, 2008, 665,000 shares of common stock were reserved for issuance under the ESPP and no shares have been issued.
Restricted Stock
     In October 2007, an aggregate of 200,000 shares of restricted common stock were granted to the Company’s executive officers and its chairman of the board. The stock price at the date of grant was $11.40, yielding an aggregate grant date fair value of $2,280,000. The shares vest upon achievement of certain performance conditions, as follows: 25% of the shares vested in April 2008 upon the FDA notifying the Company that it accepted the NDA for SILENOR™, and the remaining 75% would vest upon approval of the SILENOR™ NDA by the FDA. Share-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The Company recognized $30,000 of share-based compensation expense for the three months ended June 30, 2008 and $273,000 for the six months ended June 30, 2008, all of which related to the shares that vested upon the FDA notifying the Company that it accepted the NDA for SILENOR™ in April 2008.
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
     The vesting of restricted shares creates a taxable event for the stockholder. Each holder’s restricted stock agreement provides the recipient the right to surrender to the Company a number of shares sufficient to cover the recipient’s personal tax liabilities resulting from the vesting of the restricted stock. As a result, additional treasury stock transactions may take place as the restricted stock vests.
     In April 2008, the FDA notified the Company that it had accepted for filing the Company’s NDA submission for SILENOR™. This event triggered the vesting of 45,000 shares of restricted stock. Certain holders of restricted stock elected to surrender shares to cover their personal minimum tax liability and an aggregate of 11,000 shares, with a value of $50,000, were surrendered to the Company. At June 30, 2008, the Company held 31,000 shares of treasury stock and 135,000 restricted shares were outstanding and unvested. To the extent recipients surrender shares to the Company to cover their minimum statutory tax liabilities from future vesting transactions, the number of shares of the Company’s treasury stock would increase.
     The intrinsic value of the 135,000 shares of restricted stock outstanding at June 30, 2008, based on a closing stock price at June 30, 2008 of $4.77 per share, was $644,000. Expense related to outstanding restricted shares expected to be recognized in future periods is $1,487,000, assuming all performance conditions necessary for the shares to vest are ultimately met.
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

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     As of June 30, 2008, there were 5,351,000 shares of common stock reserved for issuance under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each fiscal year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. This evergreen provision resulted in an additional 922,000 shares available for issuance on January 1, 2008. On June 11, 2008, at the Company’s annual meeting of stockholders for 2008, an additional 1,500,000 shares were authorized for issuance under the 2005 Plan by the affirmative vote of the Company’s stockholders. At June 30, 2008, there were an aggregate of 6,576,000 shares authorized for grant under our 2004 and 2005 Plans of which 1,895,000 shares remain reserved for issuance pursuant to the future grant of awards.
     The Company’s stock options have a ten year term and generally vest over a four year period from the date of grant for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific performance targets generally relating to the approval of the NDA for SILENOR™ by the FDA.
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

			Weighted
		Weighted	Average Grant
		Average	Date Calculated
	Shares	Exercise Price	Value per Share
Outstanding at December 31, 2006	2,374	$8.20

Granted during 2007	1,157	$11.98	$8.40
Exercised during 2007	(167)	4.06
Forfeited during 2007	(231)	9.82

Outstanding at December 31, 2007	3,133	$9.70

Granted year-to-date 2008	1,029	$4.77	$3.10
Exercised year-to-date 2008	(1)	3.00
Forfeited year-to-date 2008	(28)	10.62

Outstanding at June 30, 2008	4,133	$8.46

     The intrinsic value is the difference between the fair value of the underlying stock and the exercise price of the stock option. Employees and directors exercised an aggregate of 1,000 stock options with an intrinsic value of $1,000 during the six month period ended June 30, 2008, and they exercised an aggregate of 139,000 stock options with an intrinsic value of $1,662,000 during the six month period ended June 30, 2007.
     At June 30, 2008, of the 4,133,000 employee and director options outstanding, 2,055,000 were vested and 2,078,000 were unvested. The weighted average remaining vesting term was 1.7 years and the total calculated value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $11,247,000. Based on a closing stock price at June 30, 2008 of $4.77 per share, the intrinsic value of outstanding stock options and exercisable stock options at June 30, 2008 was $1,918,000 and $1,566,000, respectively.

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
     The calculated value of employee stock options was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2008	2007
Risk free interest rate	2.64% to 3.58%	4.46% to 4.86%
Expected term	5.25 to 6.25 years	6.25 years
Expected volatility	64% to 71%	76% to 79%
Expected dividend yield	0%	0%
Fair value of underlying stock	$4.13 to $4.93	$11.78 to $15.00
     In addition to the stock options held by employees and directors, at June 30, 2008 there were 34,000 stock options outstanding which had been granted to consultants. Of those 34,000 stock options, 33,000 were vested and 1,000 were unvested at June 30, 2008. No stock options were exercised by consultants during the six months ended June 30, 2008, and 3,000 stock options were exercised by consultants during the six months ended June 30, 2007 with a weighted average exercise price of $1.20 per share. Stock options granted to consultants resulted in expense of $1,000 and $32,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $1,000 and $58,000 for the six month periods ended June 30, 2008 and 2007, respectively. Stock option expense for consultants is included within research and development expense.
     A summary of all stock options outstanding at June 30, 2008 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	843	6.8 Years	$2.58	721	6.8 Years	$2.53
$3.01 to $8.39	1,120	9.7 Years	4.86	48	9.4 Years	5.90
$8.40 to $10.99	585	7.5 Years	10.58	416	7.5 Years	10.58
$11.00 to $13.99	1,054	8.4 Years	11.78	492	8.1 Years	11.70
$14.00 to $19.74	565	8.3 Years	16.00	411	8.3 Years	15.80

Total stock options outstanding	4,167	8.3 Years	$8.47	2,088	7.6 Years	$8.99

     A summary of all stock options outstanding at December 31, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise Price	Number	Life	Price	Number	Life	Price
$1.20 to $3.00	845	7.3 Years	$2.59	643	7.3 Years	$2.54
$3.01 to $8.39	95	9.9 Years	5.90	40	9.9 Years	5.90
$8.40 to $10.99	594	8.0 Years	10.58	367	8.0 Years	10.58
$11.00 to $13.99	1,065	8.9 Years	11.78	243	8.2 Years	11.50
$14.00 to $19.74	568	8.8 Years	16.01	307	8.7 Years	15.88

Total stock options outstanding	3,167	8.3 Years	$9.68	1,600	7.9 Years	$8.39

Somaxon Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
(unaudited)
Shares Available for Future Grant
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans.

	Stock Options	ESPP
	(in thousands)
Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(1,357)	—
Forfeitures and restricted stock surrendered	251	—

Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	2,422	184
Grants and issuances	(1,029)	—
Forfeitures and restricted stock surrendered	39	—

Shares available for issuance at June 30, 2008	1,895	665

Note 6. Related Party Transactions
     The Company has in-licensed certain intellectual property from ProCom. As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. Terrell A. Cobb, a member of the Company’s board of directors, was designated by and is a principal of ProCom. The in-license agreement also provides a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid $60,000 and $64,000 for the three month periods ended June 30, 2008 and 2007, respectively. The Company paid $124,000 and $128,000 for the six month periods ended June 30, 2008 and 2007, respectively. Payments under the consulting arrangement ceased for Mr. Cobb upon the FDA notifying the Company that it accepted the NDA for SILENOR™ which occurred in April 2008. Payments under the consulting arrangement will continue through April 2010 for Dr. Kavey.
     Mr. Cobb and Dr. Kavey have an aggregate of 135,000 stock options outstanding of which 114,000 were vested as of June 30, 2008. The weighted average exercise price of the outstanding stock options was $10.49, and the weighted average exercise price of the vested stock options was $11.30. None of the stock options had been exercised as of June 30, 2008.
     The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $114,000 and $63,000 for legal services rendered by the Company’s outside counsel during the three month periods ended June 30, 2008 and 2007, respectively. The Company paid $139,000 and $239,000 for legal services rendered by the Company’s outside counsel during the six month periods ended June 30, 2008 and 2007, respectively.
Note 7. Subsequent Event
     On August 7, 2008 the Company announced that Richard W. Pascoe will become the Company’s chief executive officer and a member of the board of directors effective August 11, 2008. Upon Mr. Pascoe becoming the chief executive officer, Mr. Hale will relinquish his role as interim chief executive but will continue in his role as executive chairman of the board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2008.
Overview
     Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We completed our New Drug Application, or NDA, for SILENOR™ (doxepin hydrochloride) for the treatment of insomnia and submitted it to the U.S. Food and Drug Administration, or FDA, on January 31, 2008. In April 2008, the FDA notified us that it accepted for filing the NDA for SILENOR™ as of March 31, 2008. Pursuant to the Prescription Drug User Fee Act, or PDUFA, guidelines, we expect that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008, or the PDUFA date.
     Our NDA includes the data from our clinical development program for SILENOR™, which included four Phase 3 and two Phase 2 clinical trials that were randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of SILENOR™ for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints of efficacy for the treatment of insomnia. We believe that the improvements in sleep onset, sleep maintenance and prevention of early awakenings and the favorable safety and tolerability profile of SILENOR™ demonstrated in our clinical development program are sufficient to support a determination by the FDA that SILENOR™ can be approved for the treatment of insomnia. We believe that SILENOR™ is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market.
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
     We are currently conducting market preparation activities to prepare for the launch of SILENOR™. We continue to pursue discussions with third parties relating to the commercialization of SILENOR™. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. Our objective and preference is to enter into a strategic collaboration that would allow us to co-promote SILENOR™ to specialists. In the event that we do not enter into such a transaction, we intend to develop a commercial organization and a marketing strategy that will allow us to focus on these specialists and high-prescribing physicians ourselves.
     We have also in-licensed the product candidate nalmefene for the treatment of impulse control disorders. We completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. We have not made a final determination regarding the future of the nalmefene program.
     We are a development stage company and have incurred significant net losses since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $143.8 million. We expect our accumulated deficit to continue to increase for the next several years as we manage the regulatory approval process for our SILENOR™ NDA, prepare for potential commercialization of SILENOR™ and potentially pursue development of other product candidates.

     In May 2008, we entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million. Also in May, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge has committed, subject to certain exceptions, to provide up to $50.0 million of capital financing for a period of three years through the purchase of a maximum of 3,672,098 of newly-issued shares of our common stock.
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
     Research and Development Expenses
     To date, our research and development expenses consist primarily of costs associated with our clinical trials for our product candidates and our non-clinical development program for SILENOR™, including the costs of our contract research organizations, or CROs, costs associated with submitting and seeking approval of our NDA for SILENOR™, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. For the six months ended June 30, 2008 our most significant costs were associated with our development program for SILENOR™ and the preparation and submission of our NDA for SILENOR™.
     We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies, seek NDA approval for SILENOR™ and potentially pursue the development of other product candidates.
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
     At this time, due to the risks inherent in the regulatory approval process of our NDA for SILENOR™ and the non-clinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, conducting clinical trials and seeking regulatory approval requires the expenditure of substantial resources. Any failure by us or delay in completing non-clinical testing or clinical trials, or obtaining regulatory approval would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
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
     Marketing, General and Administrative Expenses
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, pre-launch marketing expenses, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, prepare for the commercialization of SILENOR™ and potentially pursue the development of other product candidates.

     Interest and Other Income (Expense), net
     Interest and other income (expense), net consist primarily of interest earned on our cash, cash equivalents, and marketable securities, offset by interest expense incurred on our outstanding debt.
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
     License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. For instance, upon FDA approval of SILENOR™ we would owe a milestone payment to ProCom One, Inc. To date, we have not recognized in our financial statements expense related to this milestone because we cannot reasonably assess at this time the probability that the FDA will approve SILENOR™. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be incurred, and the period to which the related expense may apply.
     Share-based Compensation
     Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors based on estimated fair values. Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use, and the amount of expense recognized during the period is affected by many complex and subjective assumptions. These assumptions include estimates of our future volatility, the expected term for our stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards which contain performance vesting conditions.
     Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110, which provide a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from our actual forfeitures which would affect the amount of expense recognized during the period. Certain of our share-based awards vest upon the achievement of performance conditions generally surrounding FDA approval of SILENOR™. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. To date, we have not recognized in our financial statements expense related to these performance based awards that vest upon achieving FDA approval of SILENOR™ because we cannot reasonably assess at this time the probability that the FDA will approve SILENOR™. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options could differ significantly from those amounts recorded in our financial statements.
     Net Operating Losses and Tax Credit Carryforwards
     We have incurred significant net operating losses to date. As of December 31, 2007, we had federal net operating loss carryforwards of $101.6 million and California state net operating loss carryforwards of $99.1 million. Federal net operating loss carryforwards begin to expire 20 years after being generated and California net operating loss carryforwards begin to expire ten years after being generated. We also have research and development credits as of December 31, 2007 of $3.5 million for federal purposes and $1.5 million for California purposes. Federal research and development credits begin to expire 20 years after being generated and California research and development credits do not expire. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.
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
Results of Operations
Comparisons of the Three Months Ended June 30, 2008, 2007 and 2006
     License fees. License fees for the three month periods ended June 30, 2008, 2007, and 2006 are summarized in the following table (dollar amounts in thousands).

	Three Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene and acamprosate	4	154	154	(150)	—	(97)%	0%

Total license fees	$4	$154	$154	$(150)	$—	(97)%	0%

     License fees decreased $0.2 million for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor.

     License fees were consistent for the three month periods ended June 30, 2007 and June 30, 2006.
     Research and Development Expenses. Research and development expenses for the three month periods ended June 30, 2008, 2007, and 2006 are summarized in the following table (dollar amounts in thousands).

	Three Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007vs.
	2008	2007	2006	2007	2006	2007	2006
SILENOR™ development work	$3,508	$814	$9,014	$2,694	$(8,200)	331%	(91)%
Nalmefene and acamprosate development work	—	32	1,766	(32)	(1,734)	(100)%	(98)%
Personnel and other costs	1,849	1,710	1,291	139	419	8%	32%
Employee and consultant share-based expense	492	483	275	9	208	2%	76%

Total research and development expense	$5,849	$3,039	$12,346	$2,810	$(9,307)	92%	(75)%

     Research and development expenses increased $2.8 million for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 primarily due to the commencement during the second quarter of 2008 of a standard clinical trial that we decided to voluntarily undertake to evaluate the potential for electrocardiogram, or ECG, effects of doxepin, the active ingredient in SILENOR™. Personnel and other costs increased primarily due to higher consulting fees associated with this clinical trial.
     Research and development expenses decreased $9.3 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses during the second quarter of 2007 related primarily to non-clinical studies and expenses incurred in the preparation of our NDA. Expenses related to our acamprosate and nalmefene clinical programs decreased primarily due to the completion of our clinical trials of nalmefene for smoking cessation and the treatment of pathological gambling at the end of 2006. Also during 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Personnel and other costs increased $0.4 million for the second quarter of 2007 compared to the second quarter of 2006 primarily due to an increase in salary and overhead costs as a result of a higher average research and development headcount during the second quarter of 2007, as well as higher facility costs and consulting fees. Employee and consultant stock option expense, which is a non-cash expense, increased $0.2 million primarily due to stock options granted subsequent to the second quarter of 2006.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the three month periods ended June 30, 2008, 2007, and 2006 are summarized in the following table (dollar amounts in thousands).

	Three Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
Marketing, personnel and general costs	$3,567	$2,035	$2,451	$1,532	$(416)	75%	(17)%
Employee and director share-based expense	1,001	1,415	830	(414)	585	(29)%	70%

Total marketing, general and administrative expenses	$4,568	$3,450	$3,281	$1,118	$169	32%	5%

     Marketing, general and administrative expenses increased $1.1 million for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 due primarily to an increase in marketing, personnel and general costs as a result of increased activities to prepare for the potential commercialization of SILENOR™. Employee and director share-based expense, which is a non-cash expense, decreased primarily due to certain stock options with higher Black-Scholes valuations becoming fully vested during or prior to the second quarter of 2008.
     Marketing, general and administrative expenses increased $0.2 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to an increase in share-based compensation due to stock options granted subsequent to the second quarter of 2006. Marketing, personnel and general costs decreased primarily due to a decrease in professional fees and market research costs.
     Interest and Other Income (Expense), net. Interest and other income (expense), net for the three month periods ended June 30, 2008, 2007, and 2006 are summarized in the following table (dollar amounts in thousands).

	Three Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
Interest and other income (expense), net	$26	$624	$1,051	$(598)	$(427)	(96)%	(41)%

     Interest and other income (expense), net consists of interest income on our cash and investment balances, offset by interest expense on our outstanding debt pursuant to the Loan Agreement we entered into during the second quarter of 2008. Interest and other income (expense), net decreased $0.6 million for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 primarily due to a decrease in interest income of $0.4 million as a result of lower average cash balances during the second quarter of 2008 compared to the second quarter of 2007. Also, interest expense for the second quarter of 2008 was $0.2 million while no amounts were incurred during the second quarter of 2007.
     Interest and other income (expense), net decreased $0.4 million for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 primarily due to lower average cash balances during the second quarter of 2007 compared to the second quarter of 2006 as a result of continued net losses as a development stage company.
     Comparisons of the Six Months Ended June 30, 2008, 2007 and 2006
     License fees. License fees for the six month periods ended June 30, 2008, 2007 and 2006 are summarized in the following table (dollar amounts in thousands).

	Six Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
SILENOR™	$—	$—	$—	$—	$—	0%	0%
Nalmefene and acamprosate	8	308	308	(300)	—	(97)%	0%

Total license fees	$8	$308	$308	$(300)	$—	(97)%	0%

     License fees decreased $0.3 million for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor.
     License fees remained consistent for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006.

     Research and Development Expenses. Research and development expenses for the six month periods ended June 30, 2008, 2007 and 2006 are summarized in the following table (dollar amounts in thousands).

	Six Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
SILENOR™ development work	$4,301	$2,479	$18,051	$1,822	$(15,572)	73%	(86)%
Nalmefene and acamprosate development work	—	36	3,722	(36)	(3,686)	(100)%	(99)%
Personnel and other costs	3,687	3,407	2,377	280	1,030	8%	43%
Employee and consultant stock options	1,037	871	490	166	381	19%	78%

Total research and development expenses	$9,025	$6,793	$24,640	$2,232	$(17,847)	33%	(72)%

     Research and development expenses increased $2.2 million for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 primarily due to the commencement during the second quarter of 2008 of a standard clinical trial that we decided to voluntarily undertake to evaluate the potential for ECG effects of doxepin, the active ingredient of SILENOR™. Personnel and other costs increased primarily due to higher consulting fees associated with regulatory filing activities. Employee and consultant stock option expense, which is a non-cash expense, increased due to stock options and restricted stock granted subsequent to the second quarter of 2007.
     Research and development expenses decreased $17.8 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to the completion of our SILENOR™ Phase 3 clinical trial program at the end of 2006. SILENOR™ expenses during the first six months of 2007 relate primarily to non-clinical studies and expenses incurred in the preparation of our NDA filing. Expenses related to our acamprosate and nalmefene clinical programs decreased primarily due to the completion of our clinical trials of nalmefene for smoking cessation and for the treatment of pathological gambling at the end of 2006. Also during 2007, we reversed accrued expenses for SILENOR™ and nalmefene of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Personnel and other costs increased primarily due to an increase in salary and overhead costs as a result of a higher average research and development headcount during the first half of 2007, as well as higher facility costs and consulting fees. Employee and consultant stock option expense, which is a non-cash expense, increased primarily due to stock options granted subsequent to the second quarter of 2006.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six month periods ended June 30, 2008, 2007 and 2006 are summarized in the following table (dollar amounts in thousands).

	Six Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
Marketing, personnel and general costs	$6,448	$4,510	$3,964	$1,937	$546	43%	14%
Employee and director share-based expense	2,365	2,604	1,517	(239)	1,087	(9)%	72%

Total marketing, general and administrative expenses	$8,813	$7,114	$5,481	$1,698	$1,633	24%	30%

     Marketing, general and administrative expenses increased $1.7 million for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 primarily due to an increase in marketing, personnel and general costs as a result of increased activities to prepare for the potential commercialization of SILENOR™. Employee and director share-based expense, which is a non-cash expense, decreased primarily due to certain stock options with higher Black-Scholes valuations becoming fully vested during or prior to the first six months of 2008.

     Marketing, general and administrative expenses increased $1.6 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to an increase in share-based compensation due to stock options granted subsequent to the second quarter of 2006. Marketing, personnel and general costs increased primarily due to an increase in marketing, personnel and general headcount and related employee costs as well as higher facility costs incurred to support our growing operations.
     Interest and Other Income (Expense), net. Interest and other income (expense), net for the six month periods ended June 30, 2008, 2007 and 2006 are summarized in the following table (dollar amounts in thousands).

	Six Months Ended June 30,			Dollar Change		Percent Change
				2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006
Interest and other income (expense), net	$384	$1,322	$2,158	$(938)	$(836)	(71)%	(39)%

     Interest and other income (expense), net consists of interest income on our cash and investment balances, offset by interest expense on our outstanding debt pursuant to the Loan Agreement we entered into during the second quarter of 2008. Interest and other income (expense), net decreased $0.9 million for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 primarily due to interest income decreasing $0.7 million due to lower average cash balances during 2008 compared to 2007 as a result of continued net losses as a development stage company, as well as interest expense of $0.2 million related to the Loan Agreement, which was executed during the second quarter of 2008.
     Interest and other income (expense), net decreased $0.8 million for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 primarily due to lower average cash balances during the first half of 2007 compared to the first half of 2006 as a result of continued net losses as a development stage company.
Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the private placement of equity securities, our initial public offering and debt. Through June 30, 2008, we have received net proceeds of approximately $140.9 million from the sale of shares of our preferred and common stock as follows:
•	from August 2003 to January 2004, we issued and sold 2,300,000 shares of Series A preferred stock for aggregate net proceeds of $2.3 million;

•	from April 2004 to June 2004, we issued and sold 23,000,000 shares of Series B preferred stock for aggregate net proceeds of $22.9 million;

•	in June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million;

•	in September 2005, the warrant to purchase Series C redeemable preferred stock was exercised and we issued and sold 7,407,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $10.0 million;

•	in December 2005, we issued and sold 5,000,000 shares of our common stock for aggregate net proceeds of $49.8 million in our initial public offering. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock; and

•	since inception on August 14, 2003 through June 30, 2008, we have issued approximately 345,000 shares of common stock upon exercise of stock options from which we received aggregate proceeds of $1.1 million.
     Loan and Security Agreement
     In May 2008, we entered into the Loan Agreement, with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million for net proceeds of $14.8 million. The loan carries an interest rate of 9.57% with interest payments due monthly but no principal repayment through December 31, 2008. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments, ending in June 2011, or such earlier time that the debt is fully repaid. An additional final payment of $600,000 is due in June 2011, or such earlier time that the debt is fully repaid. We will pay a prepayment penalty if the loan is repaid prior to maturity.
     In connection with the Loan Agreement, we issued warrants to Silicon Valley Bank and Oxford Finance Corporation to purchase an aggregate of 239,452 shares of our common stock. The warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term.
     We are required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At June 30, 2008, we had $15.0 million of debt outstanding, resulting in a minimum cash balance of $7.5 million which is being classified as restricted cash on the balance sheet.
     To secure the repayment of any amounts borrowed under this agreement, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets.
     In the event that we enter into a later debt financing arrangement of at least $25.0 million requiring a first priority security interest in the collateral pledged to the lenders, the lenders will be required to release their security interests in such collateral and the restriction on encumbrances of our intellectual property will terminate. In exchange, we will grant to the lenders a first priority security interest in a certificate of deposit in the amount of the aggregate amount owed under the Loan Agreement, and we will thereafter be required to maintain a minimum cash balance at Silicon Valley Bank of at least the amount of the certificate of deposit.
     Committed Equity Financing Facility
     In May 2008, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed, subject to certain exceptions, to provide up to $50.0 million of capital financing for a period of three years through the purchase of a maximum of 3,672,098 newly-issued shares of our common stock, pursuant to common a stock purchase agreement. We have not conducted any draw downs under the CEFF. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 165,000 shares of our common stock at an exercise price of $5.4175 per share. The warrant will become exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013.
     Our ability to require Kingsbridge to purchase our common stock under the CEFF is subject to various limitations. We can make draw downs of a maximum amount of, at our discretion, either (i) 2% of our market capitalization at the time of the draw down, or (ii) the lesser of (A) 3% of our market capitalization at the time of the draw down and (B) the alternative draw down amount calculated pursuant to the common stock purchase agreement. Neither (i) nor (ii) may exceed a $10 million limit. Unless Kingsbridge agrees otherwise, a minimum of three trading days must elapse between the expiration of any draw down pricing period and the beginning of the next draw down pricing period. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float.
     We may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the CEFF by selling shares of our common stock to Kingsbridge. The purchase price of these shares will be at a discount ranging from six to twelve percent of the volume weighted average of the price of our common stock for each of the eight trading days following our election to sell shares, or “draw down” under the CEFF. The discount on each of these eight trading days will be determined as follows, and the resultant price will be used to determine the number of shares issuable to Kingsbridge with respect to one-eighth of the aggregate draw down amount:

VWAP*	PERCENT OF VWAP	(APPLICABLE DISCOUNT)
Greater than $10.00 per share	94%	(6)%
Less than or equal to $10.00 per share but greater than $7.75 per share	92%	(8)%
Less than or equal to $7.75 per share but greater than $2.50 per share	90%	(10)%
Less than or equal to $2.50 per share but greater than or equal to $1.75 per share	88%	(12)%

*	As set forth in the common stock purchase agreement, “VWAP” means the volume weighted average price (the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day) of our common stock during any trading day as reported by Bloomberg, L.P. using the AQR function. The VWAP and corresponding discount will be determined for each of the eight trading days during a draw down pricing period.

     During the eight trading day pricing period for a draw down, if the VWAP for any one trading day is less than the greater of (i) $1.75 or (ii) 90% of the closing price of our common stock for the trading day immediately preceding the beginning of the draw down period, the VWAP from that trading day will not be used in calculating the number of shares to be issued in connection with that draw down, and the draw down amount for that pricing period will be reduced by one-eighth of the draw down amount we had initially specified. In addition, if trading in our common stock is suspended for any reason for more than three consecutive or non-consecutive hours during any trading day during a draw down pricing period, that trading day will not be used in calculating the number of shares to be issued in connection with that draw down, and the draw down amount for that pricing period will be reduced by one eighth of the draw down amount we had initially specified.
     In connection with the CEFF, we filed a resale shelf registration statement on Form S-3 on July 18, 2008 with the SEC to facilitate Kingsbridge’s public resale of the shares of our common stock issuable under the CEFF or upon the exercise of the warrant issued to Kingsbridge. The resale shelf registration statement has not yet been declared effective by the SEC. The effectiveness of the registration statement is a condition to our ability to conduct any draw down under the CEFF. In addition, in the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, under certain circumstances we may be required to pay liquidated damages to Kingsbridge.
     As of June 30, 2008, we had $31.8 million in cash, cash equivalents and marketable securities. We have invested a substantial portion of our available cash funds in commercial paper and corporate and United States government agency notes, and money market accounts placed with reputable financial institutions for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
     For the six month period ended June 30, 2008, net cash used in operating activities was $12.4 million, compared to $14.1 million for the six month period ended June 30, 2007. The decrease in net cash used, despite an increase in our net loss for the first half of 2008 compared to the first half of 2007, is primarily due to paying down our accounts payable balance during the first half of 2007 after winding down our Phase 3 clinical trial program for SILENOR™, while our accounts payable balance increased as of June 30, 2008 due to an increase in unpaid expenses associated with our SILENOR™ development program and preparation to potentially commercialize SILENOR™. Our net loss increased $4.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to commencement of a clinical study that we decided to voluntarily undertake to evaluate the potential for ECG effects of doxepin, the active ingredient in SILENOR™ during 2008 and increased marketing, general and administrative expenses incurred during the six month period ended June 30, 2008 as we prepare for the potential commercialization of SILENOR™.
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

     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2008 (dollar amounts in thousands):

	Payments Due by Period
		2009	2011
	Remainder	through	through	After
	of 2008	2010	2012	2012	Total
Principal payments under loan agreement	$—	$11,707	$3,293	$—	$15,000
Operating lease obligations	510	2,095	2,222	95	4,922
Payments under license agreements	—	30	30	1,217	1,277

Total	$510	$13,832	$5,545	$1,312	$21,199

     All of the minimum payments under license agreements pertain to our nalmefene program. In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events. These milestone payments and royalty payments are not included in the table above because we cannot, at this time, determine when or if they will be achieved or the events triggering the commencement of payment obligations will occur. The $11.3 million of additional milestone payments consists of a $1.0 million milestone payment payable to ProCom One, Inc., or ProCom One, upon approval of our NDA for SILENOR™ by the FDA and $10.3 million relating to our nalmefene program. We have not made a final determination regarding the future of the nalmefene program. If we decide to discontinue the nalmefene program, the $10.3 million of milestone payments relating to nalmefene would not be paid and the portion of the minimum payments under license agreements disclosed in the table above from the date of termination forward would also not be paid. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2008, together with additional funds available under our CEFF, will be sufficient to fund our operations through at least the first quarter of 2009.
     Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities. In addition, we may finance future cash needs through the sale of other equity securities, debt financing, strategic collaborations, assigning receivables or royalty rights or other strategic transactions. We have an effective shelf registration statement on Form S-3 on file with the SEC which could allow us to obtain additional financing and we may conduct draw downs under the CEFF, subject to certain limitations. However, we may not be successful in obtaining additional financing, entering into collaboration agreements or other strategic transactions, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Recent Accounting Pronouncements
     On January 1, 2008, we partially adopted (as described below) SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board, or FASB, released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 which delays for us until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to us for financial assets and financial liabilities beginning on January 1, 2008, but because of this deferral for nonfinancial assets and nonfinancial liabilities, we have only partially adopted SFAS No. 157 at this time. We do not expect the adoption of SFAS No 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 to have a material impact on our financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for us beginning January 1, 2009. We do not engage in any hedging activities and currently do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us beginning January 1, 2009. We do not have any intangible assets reflected in our financial statements and currently do not expect the adoption of FSP 142-3 to have a material impact on our financial statements.
     In May 2008, the FASB issued FSP Accounting Principals Board, or APB, No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which will impact the accounting associated with convertible debt instruments. When adopted, FSP APB No. 14-1 will require us to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it will require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. FSP APB No 14-1 is effective for us beginning January 1, 2009 for convertible debt instruments issued on or after that date.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for SILENOR™ to receive regulatory approval for one or more indications on a timely basis or at all; the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after regulatory approval of SILENOR™; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of SILENOR™ is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the timing and results of non-clinical studies for SILENOR™, and the FDA’s agreement with our interpretation of such results; the potential to enter into and the terms of any strategic transaction relating to SILENOR™; the scope, validity and duration of patent protection and other intellectual property rights for SILENOR™; whether any approved label for SILENOR™ is sufficiently consistent with such patent protection to provide exclusivity for SILENOR™; our ability to operate our business without infringing the intellectual property rights of others; unexpected findings relating to SILENOR™ that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for SILENOR™; estimates of the potential markets for SILENOR™ and our ability to compete in these markets; our products, our expected future revenues, operations and expenditures and projected cash needs; our ability to raise sufficient capital; our ability to comply with the covenants under the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation; the potential for an event of default under the Loan Agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the line of credit; our ability to fully utilize the CEFF as a source of future financings, whether due to the maximum number of shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements, our ability to satisfy various conditions to draw downs under the CEFF, Kingsbridge’s performance of its obligations under the CEFF or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the CEFF, the filing of the related registration statement or the occurrence of any draw downs; and other risks detailed in this report under Part II – Item 1A – Risk Factors below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and marketable securities at June 30, 2008 consisted primarily of money market accounts, commercial paper and corporate and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities including money market accounts, commercial paper and government and corporate debt securities, all with various maturities. In general, money market accounts are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
     Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. Our money market accounts are with institutions that have minimal mortgage-backed security exposure, and our commercial paper and corporate notes are with companies and agencies that continue to be highly rated. We do not have any auction rate securities. While we believe our cash, cash equivalents and marketable securities are well diversified and do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Related to Our Business
Our near-term success is dependent on the success of our lead product candidate, SILENOR™ (doxepin hydrochloride).

     To date the majority of our resources have been focused on the development of our most advanced product candidate, SILENOR™, and the majority of our resources are now focused on seeking regulatory approval and preparing for commercialization of SILENOR™. Accordingly, any failure or significant delay in the approval of SILENOR™ or the successful commercialization of SILENOR™ will have a substantial adverse impact on our business.

There is no assurance that we will be granted regulatory approvals for SILENOR™ on a timely basis or at all.
     The FDA has notified us that our NDA for SILENOR™ for the treatment of insomnia is considered filed as of March 31, 2008. Acceptance of the filing means that FDA has made a threshold determination that the NDA is sufficiently complete to permit an in-depth, substantive review to determine whether to approve SILENOR™ for commercial marketing for the treatment of insomnia. This FDA review process can take substantial time and require the expenditure of substantial and unanticipated resources. As an organization, we have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approval.
     Under the policies agreed to by the FDA under PDUFA, the FDA is expected to complete its review and provide an action letter with respect to the NDA for SILENOR™ by our PDUFA date of December 1, 2008. The review process and the PDUFA date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. For example, beginning in August 2008, if the NDA sponsor submits an amendment to the NDA that includes significant new data within the three months prior to the PDUFA date, the FDA may extend the review process and the PDUFA date by three months or defer the review of the amendment until a subsequent review cycle for the NDA.
     If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. Beginning in August 2008, if the FDA is not sufficiently satisfied with the information in the NDA to issue an approval letter, the FDA will issue a complete response letter, which usually will describe all of the specific deficiencies that the FDA has identified in the NDA and, when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.
     The information included in the NDA for SILENOR™, including the data obtained from our non-clinical testing and clinical trials of this product candidate, are susceptible to varying interpretations. The FDA’s review of the information included in the SILENOR™ NDA could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval, or we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for SILENOR™, in each case including additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. Any such additional requirements or work could delay, limit or prevent regulatory approval.
     We have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for ECG effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
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
Although we are pursuing discussions with other companies to facilitate the commercialization of SILENOR™, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.
     Even if SILENOR™ receives FDA approval, it may never be successfully commercialized. We believe that the commercial success of SILENOR™ will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent a significant percentage of the top deciles of prescribers of insomnia treatments. Primary care physicians are also very important, given that this group wrote more than 60% of the prescriptions for insomnia medications during 2006, according to data from IMS Health. With this in mind, we continue to pursue discussions with third parties relating to the commercialization of SILENOR™. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. Our objective and preference is to enter into a strategic collaboration that would allow us to co-promote SILENOR™ to specialists. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms. In the event that we do not enter into such a transaction, we intend to develop a commercial organization and a marketing strategy that will allow us to focus on these specialists and high-prescribing physicians ourselves. This would require substantial resources and could adversely affect the timing and results of a commercial launch of the product. Even though a number of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have no commercial infrastructure and limited commercial experience. We have not commercialized any products, and may be unable to successfully do so.
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
     If we are able to complete a strategic transaction, depending on the timing of the transaction and the outlook of our partner or acquirer, such partner or acquirer could modify our current plans for seeking regulatory approval for and commercializing SILENOR™. Such modifications could result in additional costs or delays in approval of the NDA for SILENOR™ and any commercial launch of the product.
The patent rights that we have in-licensed covering SILENOR™ are limited to certain low-dosage strengths in the United States, and our market opportunity for this product candidate may be limited by the lack of patent protection for higher dosage strengths for which generic formulations are available and the lack of patent protection in other territories.
     Although we have an exclusive, worldwide license for SILENOR™ for the treatment of insomnia through the life of the last patent to expire, which is expected to occur in 2020, we do not have patent protection for SILENOR™ in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for SILENOR™, a competitor could attempt to market doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for SILENOR™ for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.

     In addition, we do not have patent protection for SILENOR™ in any jurisdiction outside the United States. Others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for SILENOR™. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of generic doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for SILENOR™ and adversely affect our overall business and financial results. We have submitted additional patent applications for SILENOR™ but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.
We expect intense competition in the insomnia marketplace for SILENOR™ and any other product candidate that we develop, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing SILENOR™ for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-receptor agonists, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.
     An NDA for another product, Neurocrine Biosciences, Inc.’s indiplon, a GABA-receptor agonist, was submitted to the FDA in 2005. In May 2006, the FDA issued Neurocrine an approvable letter for indiplon 5 mg and 10 mg immediate release capsules and a not approvable letter for indiplon 15 mg extended release tablets. Neurocrine resubmitted its NDA for indiplon immediate release capsules, and in December 2007 the FDA issued Neurocrine an additional approvable letter. The implications for approval of indiplon or its time to market are unclear.
     An NDA submitted by NovaDel Pharma, Inc. for an oral mist formulation of zolpidem for the treatment of insomnia has been accepted by the FDA, Meda AB has submitted an NDA for a sublingual tablet formulation of zolpidem, and Transcept Pharmaceuticals, Inc. has announced that it intends to submit an NDA in 2008 for a low-dose sublingual tablet formulation of zolpidem.
     Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of VEC-162, a melatonin receptor agonist. Takeda Pharmaceuticals North America, Inc. has conducted a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.
     Sanofi-Synthélabo, Inc. has completed Phase 3 clinical trials for eplivanserin, a 5HT2 antagonist, and it intends to submit an NDA for this product for the treatment of insomnia in the second half of 2008. Sanofi-Synthélabo, Inc. is also evaluating another 5HT2 antagonist, volinanserin, in Phase 3 clinical trials for the treatment of insomnia.
     Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008. Actelion and GlaxoSmithKline recently announced a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actrelion. GlaxoSmithKline had previously announced that it voluntarily suspended its Phase 2 clinical trial program of an orexin antagonist for the treatment of insomnia.
     Arena Pharmaceuticals, Inc. has also announced that it plans to initiate a Phase 3 clinical trial program in 2008 for its product candidate APD125, a 5HT2 antagonist, and that it is also considering an additional Phase 2 clinical trial of this product candidate. Alexza Pharmaceuticals, Inc. has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the GABA-receptor agonist that is the active pharmaceutical ingredient in Sonata.
     Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics. Additionally, several other companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-receptor agonist.
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
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for SILENOR™, if any, may include a restriction on the length of a prescription for its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement. Any of these could have an adverse impact on our ability to achieve market acceptance of SILENOR™ and generate revenues from its sale.
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in SILENOR™, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although SILENOR™ is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we have not evaluated and do not currently intend to seek regulatory approval for SILENOR™ for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.
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

     Further, although doxepin, at higher dosages than we plan to incorporate in SILENOR™, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for SILENOR™ that it will recommend that it not be a Schedule IV controlled substance, we cannot be certain that SILENOR™ will be a non-scheduled drug until the FDA and DEA have made final determinations on the matter. In our market research, physicians indicated that they limit their prescribing of Schedule IV controlled substances and that they would most likely increase their prescribing of insomnia medications if those medications were proven to be as effective as the market leading products without having the associated side effects or risk of addiction.
     SILENOR™ and any other product candidate that we develop will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If SILENOR™ or any other product candidate that we develop fails to comply with applicable regulatory requirements, a regulatory agency may:
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
     For example, we have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for ECG effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
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
If any product candidate for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from its sale will be limited.
     The commercial success of SILENOR™ or any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any of approved product will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings associated with the active ingredient in SILENOR™;

•	availability of alternative treatments, including, in the case of SILENOR™, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

•	pricing and cost effectiveness;

•	off-label substitution by chemically similar or equivalent products;

•	effectiveness of our or our collaborators’ sales, marketing and distribution strategies; and

•	our ability to obtain sufficient third-party coverage or reimbursement.
     If SILENOR™ or any other product candidate that we develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of SILENOR™ or any other product candidate that we develop may require significant resources and may never be successful.

If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
     We do not manufacture SILENOR™, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of SILENOR™, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of SILENOR™. We have also recently entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package SILENOR™ finished products, and we have another agreement in place for the supply of the primary excipient contained in SILENOR™.
     The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch SILENOR™ or any other product candidate that we develop, if approved, or provide any product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
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
     We do not have alternate manufacturing plans in place at this time with respect to the commercial supply of SILENOR™ or the supply of doxepin for use therein. If we need to change to other manufacturers, prior approval by the FDA and comparable foreign regulators may be required. In addition, we would likely have to expend significant costs and efforts to educate the new manufacturer with respect to, or to help the new manufacturer independently develop, the processes necessary for production.
     Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required regulatory approvals or commercialization of SILENOR™ or any other product candidate that we develop, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including active pharmaceutical ingredient or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of June 30, 2008 we had 32 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development activities relating to SILENOR™ and any other product candidate that we develop. In addition, if we decide to co-promote SILENOR™ with a strategic collaborator or to market SILENOR™ ourselves, we will need to manage and fund our recruitment and training of sales and marketing personnel, building of other required commercial infrastructure, scale-up of manufacturing processes and other activities relating to the commercialization of SILENOR™. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     We have decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in SILENOR™, designed to evaluate the potential for ECG effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
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
     With respect to our product candidate nalmefene, we completed a pilot Phase 2 clinical trial for nalmefene in smoking cessation with positive results. We also completed a Phase 2/3 clinical trial for nalmefene for the treatment of pathological gambling that did not achieve statistical significance for the primary or secondary endpoints. While we have not made a final determination regarding the future of the nalmefene program, additional clinical work would be required to demonstrate that nalmefene is safe and effective for either of these indications.
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
     We may not be able to attract or retain qualified management, scientific, clinical and commercial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development or commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. The hiring of new executive officers and other senior personnel as we seek to expand our business could result in some numbers of our senior management team having limited experience working together as a group. This lack of shared experience could negatively impact our ability to quickly and efficiently respond to problems and effectively manage our business.
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
     The development and approval of SILENOR™ as well as any development of internal sales and marketing capabilities will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2008, together with additional funds available under the CEFF, will be sufficient to fund our operations through at least the first quarter of 2009. We believe that these funds will allow us to finance our ongoing and planned development work for SILENOR™, the activities required to facilitate the FDA review process for the NDA for SILENOR™ and certain pre-marketing activities in preparation for the potential commercialization of SILENOR™. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing, or we may seek funding through assigning receivables or royalty rights. There can be no assurance, however, that additional financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or through collaborations or other strategic transactions, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights, and may be limited by applicable laws and regulations.
     To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. For example, in May 2008, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase our common stock, subject to certain conditions, pursuant to draw down requests made by us. Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment thereunder, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock.
     Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in May 2008, we entered into a $15.0 million Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under the Loan Agreement, we pledged substantially all of our assets other than intellectual property assets to the lenders and agreed to maintain certain minimum cash and investment balances. We also agreed not to pledge our intellectual property assets to others, subject to specified exceptions. Our failure to comply with the covenants in the Loan Agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
     Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with the CEFF transaction with Kingsbridge and the secured loan transaction with Silicon Valley Bank and Oxford Finance Corporation, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock, we issued to Silicon Valley Bank a warrant to purchase 79,817 shares of our common stock and we issued to Oxford Finance Corporation a warrant to purchase 159,635 shares of our common stock. To the extent that any of these warrants, or any additional warrants that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
     If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

     In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $17.4 million for the six months ended June 30, 2008; $26.4 million for the year ended December 31, 2007 and $46.4 million for the year ended December 31, 2006. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
The Committed Equity Financing Facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     In May 2008, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the resale registration statement, and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of ten days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     We are entitled in certain circumstances to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the prospectus under such registration statement. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
     Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to twelve percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.
     Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effects on various securities markets. Our investment securities consist primarily of money market accounts, commercial paper and corporate and United States government agency notes. We do not have any auction rate securities. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges.
Risks Relating to Securities Markets and Investment in Our Stock
Future sales of our common stock may cause our stock price to decline.
     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through August 1, 2008, the trading prices for our common stock have ranged from a high of $21.24 to a low of $3.30.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of SILENOR™ or any other product candidate we develop, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning draw downs under the CEFF or other developments relating to the CEFF or other financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of August 1, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 65.4% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2008, together with additional funds available under the CEFF, will be sufficient to fund our operations through at least the first quarter of 2009. Because we will need to raise additional capital to fund our commercialization plans and development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options or warrants and any additional shares issued under the CEFF or in connection with acquisitions or incentive programs, will result in dilution to investors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As previously disclosed in our Current Report on Form 8-K filed on May 22, 2008, in connection with the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, we issued warrants to Silicon Valley Bank and Oxford Finance Corporation in May 2008 to purchase an aggregate of 239,452 shares of the Company’s common stock, which warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term.
     As previously disclosed in our Current Report on Form 8-K filed on May 22, 2008, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, from time to time over a period of three years, newly-issued shares of our common stock for cash consideration up to the lesser of $50.0 million or 3,672,098 shares, subject to certain exceptions. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 165,000 shares of common stock at an exercise price of $5.4175 per share. The CEFF and the related warrant are described in more detail in Note 3 to the financial statements included with this report. We are not obligated to sell any of the common stock available under the CEFF and there are no minimum commitments or minimum use penalties.

     We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with the issuance of the warrants to each of Silicon Valley Bank and Oxford Finance Corporation and in connection with obtaining Kingsbridge’s commitment under the CEFF and the issuance of the warrant to Kingsbridge
Use of Proceeds
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-128871) that was declared effective by the SEC on December 14, 2005. On December 20, 2005, 5,000,000 shares of common stock were sold on our behalf at an initial public offering price of $11.00 per share, for an aggregate offering price of $55.0 million. Our public offering was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC.
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
     As of June 30, 2008, we had used $25.3 million of the net proceeds from our initial public offering. We completed our Phase 3 clinical program for SILENOR™ prior to our initial use of the net proceeds from our initial public offering. Approximately $11.1 million was spent for expenses incurred in the development of SILENOR™, the preparation of the NDA submission for SILENOR™ and activities to prepare for the potential commercialization of SILENOR™. An additional $1.5 million was spent to pursue the development and licensing of our other product candidates, and $12.7 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market accounts, commercial paper and corporate and United States government agency notes. We intend to use the remaining proceeds to fund our ongoing and future clinical and non-clinical studies and other requirements to support the potential approval of our NDA for SILENOR™; to fund commercialization activities for SILENOR™; to fund the potential development of other product candidates; and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     The following table contains information relating to the repurchases of our common stock made by us in the second quarter of 2008.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2008 (1)	10,728	$4.66	—	—
May 1-31, 2008	—	—	—	—
June 1-30, 2008	—	—	—	—

Total	10,728	$4.66	—	—

(1)	In April 2008, the FDA notified us that it had accepted for filing our NDA submission for SILENOR™ which triggered the vesting of 45,000 shares of our restricted stock held by our executive officers. The restricted stock agreement of each holder of restricted stock provides each holder the right to surrender to us a number of shares sufficient to cover the recipient’s personal tax liabilities resulting from the vesting of the restricted stock. Certain holders of restricted stock elected to surrender shares to cover their personal tax liability, and an aggregate of 10,728 shares were surrendered at a price of $4.66 per share, which was the closing price of our common stock on the Nasdaq Global Market on the vesting date. This repurchase was not made pursuant to a publicly announced plan or program to repurchase our stock.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Stockholders was held on June 11, 2008 during which our stockholders voted on and approved the following proposals:
     Proposal 1: To elect the following nominees as Class III directors:

Name	Class	Term Expires	Votes For	Votes Withheld
David F. Hale	III	2011	15,057,989	15,330
Michael L. Eagle	III	2011	15,037,932	35,887
Kurt Wheeler	III	2011	15,025,370	47,949
     The following Class I and Class II directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year noted:

Name	Class	Term Expires
Terrell A. Cobb	I	2009
Erle T. Mast	I	2009
Thomas Wiggans	I	2009
Jesse I. Treu, Ph.D.	II	2010
Daniel K. Turner III	II	2010
Kurt von Emster	II	2010
     Proposal 2: To approve amendment to the 2005 Equity Incentive Award Plan such that, on the date of the 2008 Annual Meeting of Stockholders, the aggregate number of shares of our common stock available for issuance under such Plan was increased by 1,500,000 shares.

			Broker Non-
For	Against	Abstain	Vote
12,782,746	930,709	16,291	1,343,573
     Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
15,045,310	17,167	10,841
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank

4.4(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation

4.5(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited

4.6(5)	Registration Rights Agreement, dated February 3, 2006, between the Registrant and Kingsbridge Capital Limited

10.33(5)	Loan and Security Agreement dated May 21, 2008 between Registrant, Silicon Valley Bank and Oxford Finance Corporation

10.34(5)	Common Stock Purchase Agreement dated May 21, 2008 between Registrant and Kingsbridge Capital Limited

10.35(5)	Form of Secured Promissory Note (included in Exhibit 10.33)

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2008

/s/ Meg M. McGilley

Meg M. McGilley
Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)