Form 10-Q
period 2008-09-30
Somaxon Pharmaceuticals, Inc.
filed 2008-11-07
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of November 3, 2008 was 18,430,247.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par value)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$13,631	$12,554
Marketable securities	8,999	24,546

Total cash, cash equivalents and marketable securities	22,630	37,100
Current restricted cash	2,216	—
Other current assets	1,390	826

Total current assets	26,236	37,926
Long-term restricted cash	5,884	600
Property and equipment, net	492	191
Other non-current assets	79	—

Total assets	$32,691	$38,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,690	$1,174
Accrued liabilities	1,595	2,367
Current portion of long-term debt	3,707	—

Total current liabilities	8,992	3,541
Long-term debt	10,543	—
Other long-term liabilities	71	—

Total liabilities	19,606	3,541

Commitments and contingencies (Notes 3 and 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,430 and 18,433 shares outstanding at September 30, 2008 and December 31, 2007, respectively	167,233	161,497
Deficit accumulated during the development stage	(154,143)	(126,369)
Accumulated other comprehensive income (loss)	(5)	48

Total stockholders’ equity	13,085	35,176

Total liabilities and stockholders’ equity	$32,691	$38,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

					Period from
					August 14, 2003
					(inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Operating expenses
License fees	$153	$154	$161	$461	$6,856
Research and development	4,594	2,843	13,619	9,636	100,470
Marketing, general and administrative	5,232	3,280	14,045	10,396	49,138
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Total operating expenses	9,979	6,277	27,825	20,493	162,113

Loss from operations	(9,979)	(6,277)	(27,825)	(20,493)	(162,113)
Interest and other income (expense), net	(333)	564	51	1,887	7,970

Net loss	(10,312)	(5,713)	(27,774)	(18,606)	(154,143)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(10,312)	$(5,713)	$(27,774)	$(18,606)	$(154,229)

Basic and diluted net loss per share	$(0.56)	$(0.31)	$(1.52)	$(1.02)
Shares used to calculate net loss per share	18,290	18,231	18,277	18,166
The accompanying notes are an integral part of these unaudited condensed financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)
For the period from August 14, 2003 (inception) through September 30, 2008
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income (Loss)	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	13	—	—	13
Consultant stock option expense	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,037	—	—	1,037
Consultant stock option expense	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$150,805	$(3,802)	$(53,548)	$—	$93,455

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS - Continued
(UNAUDITED)
For the period from August 14, 2003 (inception) through September 30, 2008
(in thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income (Loss)	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2

Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	4,959	—	—	—	4,959
Consultant stock option expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant stock option expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(27,774)	$—	$(27,774)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	(53)	(53)

Comprehensive loss										(27,827)
Exercise of stock options	—	—	—	—	8	25	—	—	—	25
Share-based compensation related to employee awards	—	—	—	—	—	4,838	—	—	—	4,838
Consultant stock option expense	—	—	—	—	—	1	—	—	—	1
Restricted stock repurchased at $4.66 per share	—	—	—	—	(11)	(50)	—	—	—	(50)
Warrants issued pursuant to loan agreement	—	—	—	—	—	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	(389)	—	—	—	(389)

Balance at September 30, 2008	—	$—	—	$—	18,430	$167,233	$—	$(154,143)	$(5)	$13,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

			Period from
			August 14, 2003
	Nine Months Ended		(inception) through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(27,774)	$(18,606)	$(154,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	88	86	385
Amortization of investment discount or premium	166	(18)	8
Share-based expense	4,839	5,298	19,636
Accretion of debt discount and issuance costs	214	—	214
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	—	1	5
Changes in operating assets and liabilities
Other current and non-current assets	(462)	(410)	(1,287)
Accounts payable	2,516	(4,229)	3,690
Accrued current and non-current liabilities	(701)	57	1,667

Net cash used in operating activities	(21,114)	(17,821)	(124,075)

Cash flows from investing activities
Purchases of property and equipment	(389)	(20)	(882)
Purchases of marketable securities	(13,091)	(39,099)	(96,941)
Sales and maturities of marketable securities	28,419	41,544	87,929
Restricted cash	(7,500)	—	(8,100)

Net cash provided by (used in) investing activities	7,439	2,425	(17,994)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Net proceeds from issuance of debt	14,777	—	14,777
Exercise of stock options	25	681	1,102
Purchase of treasury stock	(50)	—	(50)

Net cash provided by financing activities	14,752	681	155,700

Increase (decrease) in cash and cash equivalents	1,077	(14,715)	13,631
Cash and cash equivalents at beginning of the period	12,554	28,783	—

Cash and cash equivalents at end of the period	$13,631	$14,068	$13,631

Non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—	—	89,489
Committed Equity Financing Facility warrant	389	—	389
Loan agreement warrant	922	—	922
Supplemental cash flow information
Cash paid for interest	$403	$—	$403
The accompanying notes are an integral part of these unaudited condensed financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a Delaware corporation founded on August 14, 2003. Somaxon is a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. The Company submitted its New Drug Application (“NDA”) for Silenor® (doxepin) for the treatment of insomnia to the Food and Drug Administration, (the “FDA”) on January 31, 2008. The NDA was accepted for filing by the FDA effective March 31, 2008. Pursuant to Prescription Drug User Fee Act guidelines, the Company expects that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008.
     The Company is preparing for the launch of Silenor, if it is approved by the FDA. The Company continues to pursue discussions with third parties relating to the commercialization of Silenor. Whether or not the Company establishes a third-party strategic collaboration relating to the commercialization of Silenor, it plans to build and deploy a sales force which will focus on high-prescribing physicians treating patients who suffer from insomnia.
Capital Resources
     The Company expects to continue to incur losses and have negative cash flows from operations in the foreseeable future as it seeks NDA approval and prepares for the potential commercial launch of Silenor. The Company will be required to raise additional funds through public or private equity or debt financings, assigning receivables or royalty rights, strategic relationships, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on the Company’s financial condition. The Company’s ability to implement its business strategy, including conducting development programs, commercializing products, and potentially in-licensing other products, could be limited.
     In May 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporation (the “Loan Agreement”) under which the Company borrowed $15,000,000. Also in May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge has committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain limitations. For further information regarding the Loan Agreement and CEFF, refer to Note 3, “Loan Agreement and Committed Equity Financing Facility.”
Basis of Presentation
     The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods.
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

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Fair Value
     On January 1, 2008, the Company partially adopted (due to a deferral of portions of the pronouncement) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays for the Company until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company on January 1, 2008 for financial assets and financial liabilities, but because of this deferral for nonfinancial assets and nonfinancial liabilities, the Company has only partially adopted SFAS No. 157 at this time.
     SFAS No. 157 establishes a framework for fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.
     The Company’s cash equivalents, marketable securities and restricted cash as of September 30, 2008 are presented in the financial statements at fair value as summarized in the following table (in thousands):

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$5,115	$5,115	$—	$—
Commercial paper and corporate notes	7,710	—	7,710	—
U.S. Government agency notes and discount notes	523	—	523	—

Total cash equivalents	$13,348	$5,115	$8,233	$—

Marketable securities
Commercial paper and corporate notes	$4,409	$2,264	$2,145	$—
U.S. Government agency notes and discount notes	4,590	—	4,590	—

Total marketable securities	$8,999	$2,264	$6,735	$—

Restricted cash
Money market funds	$7,500	$7,500	$—	$—

Total restricted cash	$7,500	$7,500	$—	$—

     The Company classified its cash equivalents, marketable securities and restricted cash as Level 1 to the extent frequent quoted market prices exist for the same assets, or Level 2 for those with quoted market prices for similar assets on a frequent basis, or quoted market prices for the identical asset on a less frequent basis. The Company does not have any cash equivalents, marketable securities and restricted cash determined under Level 3.
     All of the Company’s cash equivalents, marketable securities and restricted cash are highly rated and have liquid markets. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable securities are those investments with maturities at the date of purchase greater than three months. The Company’s marketable securities are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and carried at fair value. At September 30, 2008, the Company’s net unrealized loss on marketable securities, which is included in stockholders’ equity, was negligible.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Net Loss per Share
     Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share, and the SEC’s Staff Accounting Bulletin No. 98. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, except it includes the effects of common stock equivalents using the treasury-stock method to the extent they are dilutive. Basic and dilutive net loss per share are equivalent for Somaxon because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
     The following table summarizes the Company’s EPS calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator
Net loss	$(10,312)	$(5,713)	$(27,774)	$(18,606)

Denominator
Weighted average common shares outstanding	18,425	18,240	18,427	18,182
Weighted average unvested common shares subject to repurchase	(135)	(9)	(150)	(16)

Denominator for basic and diluted net loss per share	18,290	18,231	18,277	18,166

Basic and diluted net loss per share	$(0.56)	$(0.31)	$(1.52)	$(1.02)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	4,504	3,159	4,097	3,000
Weighted average unvested common shares subject to repurchase	135	9	150	16
Warrants outstanding	405	—	195	—

Total weighted average anti-dilutive securities not included in diluted net loss per share	5,044	3,168	4,442	3,016

Income Taxes
     In accordance with the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 at December 31, 2007, the Company has unrecognized tax benefits of approximately $1,166,000. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.
     The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of September 30, 2008.
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

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
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
     In May 2008, the FASB issued FSP Accounting Principals Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the Company’s non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for the Company for convertible debt instruments issued on or after January 1, 2009. The Company does not have any instruments that are within the scope of FSP APB No. 14-1 and currently does not expect the adoption FSP APB No. 14-1 to have a material impact on its financial statements.
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

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Marketable Securities
     Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Cash and money market funds	$5,398	$4,681
Commercial paper and corporate notes	12,119	21,565
United States government agency notes	5,113	10,854

Total cash, cash equivalents and marketable securities	$22,630	$37,100

     There were no realized gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2008 and for the year ended December 31, 2007. The Company also has an aggregate of $8,100,000 of restricted cash comprised of $7,500,000 relating to minimum cash arrangements for the Loan Agreement and a $600,000 deposit for the lease on the Company’s building. The $7,500,000 is invested in money market funds and the $600,000 is invested in a certificate of deposit that matures in June 2009.
Other Current Assets
     Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Interest receivable on marketable securities	$78	$198
Deposits and prepaid expenses	647	414
Prepaid insurance	345	103
Other current assets	320	111

Total other current assets	$1,390	$826

Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Furniture and equipment	$256	$250
Tooling	354	—
Computer equipment	249	235

Property and equipment, at cost	859	485
Less: accumulated depreciation	(367)	(294)

Property and equipment, net	$492	$191

     Depreciation expense was $29,000 and $28,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $88,000 and $86,000 for the nine month periods ended September 30, 2008 and 2007, respectively.
Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued compensation and benefits	$1,372	$2,288
Other accrued liabilities	223	79

Total accrued liabilities	$1,595	$2,367

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Note 3. Loan Agreement and Committed Equity Financing Facility
Loan and Security Agreement
     In May 2008, the Company entered into the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) under which the Company borrowed $15,000,000 less debt issuance costs of $223,000 for net proceeds of $14,777,000. Included in the debt issuance costs was an upfront fee of $75,000 paid to the Lenders. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. The loan carries an interest rate of 9.57% with interest payments due monthly but no principal repayment through December 31, 2008. Thereafter, the Company will be required to repay the principal plus interest in 30 equal monthly installments, ending in June 2011. An additional final payment of $600,000 is due in June 2011, or such earlier time that the debt is fully repaid. The final payment is being accrued to interest expense through June 2011. The Company will pay a prepayment penalty in the event the loan is repaid prior to maturity. The Company does not currently anticipate repaying the debt early.
     In connection with this Loan Agreement, the Company issued warrants to the Lenders to purchase an aggregate of approximately 239,000 shares of the Company’s common stock. The warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.81%, volatility of 76.6%, a ten year term and no dividend yield.
     The $15,000,000 of gross proceeds received from this transaction were allocated between the debt and the warrant in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in $922,000 allocated to the warrant in the form of a debt discount and $14,078,000 allocated to debt. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the proceeds allocated to the warrant were included in equity. The debt discount is being amortized to interest expense through June 2011 using the effective interest method.
     The Company is required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At September 30, 2008, the Company had $15,000,000 of debt outstanding, resulting in a minimum cash balance of $7,500,000 which was classified as restricted cash on the balance sheet.
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
     The Lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in the Company’s business, operations or financial condition or a material impairment in the prospect of repayment of the loan.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
     At September 30, 2008, the future principal payments under the Loan Agreement for each of the years ended December 31, are as follows (amounts are in thousands):

Remaining three months in 2008	$—
2009	5,575
2010	6,132
2011	3,293
2012	—
Thereafter	—

Total	$15,000

Committed Equity Financing Facility
     In May 2008, the Company entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain limitations.
     The Company’s ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of the Company’s public float. As of November 3, 2008, the Company’s public float was approximately 11,125,000 shares, the value of which was approximately $15,130,000 based upon the closing price of the Company’s common stock on the Nasdaq Global Market of $1.36 on such date. As of November 3, 2008, the value of one-third of the Company’s public float calculated on the same basis was approximately $5,043,000.
     In connection with the CEFF, the Company filed a resale shelf registration statement on Form S-3 on July 18, 2008 with the SEC to facilitate Kingsbridge’s public resale of the shares of the Company’s common stock issuable under the CEFF or upon the exercise of the warrant issued to Kingsbridge. The resale shelf registration statement has not been declared effective by the SEC. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, under certain circumstances the Company may be required to pay liquidated damages to Kingsbridge.
     In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 165,000 shares of common stock at an exercise price of $5.4175 per share. The warrant will become exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013. The warrant’s value of $389,000 was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.09%, volatility of 65.6%, a 5.5 year term and no dividend yield. In accordance with SFAS No. 150 and EITF 00-19, this warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered a financing cost.
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

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Note 4. Commitments and Contingencies
     Costs associated with the Company’s in-license agreements are expensed as incurred since the underlying technology is in the research and development phase. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $1,277,000, all of which pertain to the nalmefene program. The Company in-licensed nalmafene in 2004 and subsequently conducted Phase 2 clinical trials to evaluate its use in impulse control disorders.
     The Company is also obligated to make additional milestone payments of up to $11,325,000 upon achieving certain product development events, as well as revenue-based royalty payments. Of this amount, $1,000,000 is for a milestone payment payable to ProCom One, Inc. (“ProCom”) upon approval of the Silenor NDA by the FDA and the other $10,325,000 is for milestone payments related to the nalmefene program. One of the Phase 2 nalmefene clinical trials did not achieve statistical significance for its primary or secondary endpoints and the Company has not made a final determination regarding the future of the nalmefene program. If the nalmefene program is discontinued, the nalmefene milestone payments would not be paid and the portion of the minimum payments under license agreements from the date of termination forward would also not be paid. Minimum license payments are subject to increase to the extent the in-licensed technologies are approved for other indications not currently contemplated by the Company.
     The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the regulatory review process relating to the NDA and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination. In addition, at September 30, 2008, the Company had non-cancelable purchase orders of $1,546,000 relating to the acquisitions of tooling and raw materials from third-party suppliers as the Company prepares to commercialize Silenor.
     In June 2006, the Company entered into a sublease agreement which expires in February 2013 to rent approximately 25,700 square feet of office space for its corporate headquarters. The Company is obligated to make minimum lease payments which increase annually and range from $80,000 per month in the first year to a maximum of $95,000 per month at the end of the lease, plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. As part of the sublease agreement, the Company paid a security deposit of $600,000 in the form of a letter of credit, which was classified as restricted cash on the balance sheet. The deposit decreases to $450,000 in July 2009 and decreases by varying amounts each year thereafter until it reaches a minimum of $250,000. Although the Company has no current intentions to do so, it has the option to terminate the sublease after three years for a fee of $350,000 plus any costs to restore the building to its original condition. In addition, the sublease terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. In the event the Company’s sublease terminates because the lessor causes or fails to reasonably prevent a termination of the master lease, the lessor is obligated to pay Somaxon $350,000.
     The Company is also obligated under an operating lease for office equipment.
     Rent expense for office space and equipment was $262,000 and $263,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $789,000 and $797,000 for the nine month periods ended September 30, 2008 and 2007, respectively.
     At September 30, 2008, the future minimum lease payments for each of the years ended December 31, are as follows (amounts are in thousands):

Remaining three months in 2008	$256
2009	1,041
2010	1,072
2011	1,101
2012	1,127
Thereafter	95

Total	$4,692

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Note 5. Share-Based Compensation
     SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) is applicable only to the Company’s equity incentive award plan because the Company’s employee stock purchase plan is non-compensatory under the provisions of SFAS No. 123(R). The Company has stock options and restricted stock outstanding under its equity incentive award plan.
     Share-based compensation expense recognized in accordance with SFAS No. 123(R) has been classified in the accompanying condensed statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development expense	$489	$433	$1,525	$1,246
Marketing, general and administrative expense	947	1,375	3,313	3,979

Total share-based compensation expense	$1,436	$1,808	$4,838	$5,225

Employee Stock Purchase Plan
     On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The ESPP contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As a result, on January 1, 2008, an additional 184,000 shares were available for issuance under the ESPP. As of September 30, 2008, 665,000 shares of common stock were reserved for issuance under the ESPP and no shares have been issued.
Restricted Stock
     As of September 30, 2008, the Company had 135,000 shares of unvested restricted common stock outstanding. These shares would vest upon approval of the Silenor NDA by the FDA. Under SFAS No. 123(R), share-based compensation expense for performance awards is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. At this time, the Company cannot reasonably assess the probability that the FDA will approve the Silenor NDA. Assuming all performance conditions necessary for the shares to vest are ultimately met, the Company would recognize $1,539,000 of compensation expense. The intrinsic value of the outstanding shares of restricted stock was $424,000 based on a closing stock price at September 30, 2008 of $3.14 per share.
     In April 2008, 45,000 shares of restricted stock vested as a result of the FDA notifying the Company that it accepted the Silenor NDA for filing. The vesting of restricted shares creates a taxable event for the stockholder. To satisfy the minimum tax obligation, the restricted stock holder has the right to net surrender shares to cover his or her personal tax liability. Upon the vesting of the 45,000 shares, an aggregate of 11,000 shares with a value of $50,000 were surrendered to the Company by various holders. These shares are held by the Company as treasury stock and reported at cost. At September 30, 2008, the Company held an aggregate of 31,000 shares of treasury stock. The number of shares of treasury stock may increase in the event future shares of restricted stock vest, and holders elect to surrender shares to the Company to satisfy their tax obligations.
     Share-based compensation expense recognized for restricted stock was $0 and $273,000 for the three and nine months ended September 30, 2008, respectively. There was no share-based compensation expense for restricted stock for the three and nine months ended September 30, 2007.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors: the Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) and the 2005 Equity Incentive Award Plan (the “2005 Plan”) which was adopted in November 2005. The 2004 Plan allowed for a maximum issuance of up to 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued upon adopting the 2005 Plan. These 25,000 shares were aggregated with the 2,000,000 shares initially available for issuance under the 2005 Plan for a total of 2,025,000 shares available upon adopting the 2005 Plan. No additional options will be granted under the 2004 Plan and all options previously granted under the 2004 Plan that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Plan.
     The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each fiscal year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As a result, on January 1, 2008, an additional 922,000 shares were available for issuance. Also, on June 11, 2008, at the Company’s annual meeting of stockholders, an additional 1,500,000 shares were authorized for issuance under the 2005 Plan by the affirmative vote of the Company’s stockholders. At September 30, 2008, there were an aggregate of 6,576,000 shares authorized for grant under our 2004 and 2005 Plans of which 1,197,000 shares remain reserved for the issuance of future awards.
     The Company’s stock options have a ten year term and generally vest over a four year period from the date of grant for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific performance targets generally relating to the approval of the NDA for Silenor by the FDA.
     The following table summarizes the Company’s stock option activity for employee and director stock options (number of shares in thousands):

			Weighted Average
			Grant Date
		Weighted Average	Calculated Value
	Shares	Exercise Price	per Share
Outstanding at December 31, 2006.	2,374	$8.20
Granted during 2007	1,157	11.98	$8.40
Exercised during 2007	(167)	4.06
Forfeited during 2007	(231)	9.82

Outstanding at December 31, 2007.	3,133	$9.70
Granted year-to-date 2008	1,755	4.46	$2.88
Exercised year-to-date 2008	(8)	3.00
Forfeited year-to-date 2008	(57)	8.07

Outstanding at September 30, 2008	4,823	$7.82

     The value realized by the holders of the 8,000 stock options exercised through September 30, 2008 was $8,000. At September 30, 2008, of the 4,823,000 employee and director options outstanding, 2,215,000 were vested and 2,608,000 were unvested. At September 30, 2008, the weighted average remaining vesting term was 1.9 years and there was $11,548,000 of total unrecognized compensation costs related to stock options expected to be recognized over this remaining vesting term. Based on a closing stock price at September 30, 2008 of $3.14 per share, the intrinsic value of outstanding stock options and exercisable stock options at September 30, 2008 was $442,000 and $420,000, respectively.
     In addition to the stock options held by employees and directors, at September 30, 2008 there were 34,000 stock options outstanding which had been granted to consultants, substantially all of which are vested. Stock options granted to consultants resulted in expense of $0 and $15,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,000 and $73,000 for the nine months ended September 30, 2008 and 2007, respectively. Stock option expense for consultants is included in research and development expense.

SOMAXON PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Note 6. Related Party Transactions
     The Company has in-licensed certain intellectual property from ProCom. As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. Terrell A. Cobb, a member of the Company’s board of directors, was designated by and is a principal of ProCom. The in-license agreement also provided a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid $34,000 and $64,000 for the three month periods ended September 30, 2008 and 2007, respectively and $158,000 and $191,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Payments under the consulting arrangement ceased for Mr. Cobb upon the FDA notifying the Company that it accepted the NDA for Silenor which occurred in April 2008. Payments under the consulting arrangement will continue through April 2010 for Dr. Kavey.
     Mr. Cobb and Dr. Kavey have an aggregate of 135,000 stock options outstanding of which 121,000 were vested as of September 30, 2008. The weighted average exercise price of the outstanding stock options was $10.48, and the weighted average exercise price of the vested stock options was $11.07. None of the stock options had been exercised as of September 30, 2008.
     The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred shares which were converted into common shares in connection with the Company’s initial public offering in December 2005. The Company paid $175,000 and $60,000 for legal services rendered by the Company’s outside counsel during the three month periods ended September 30, 2008 and 2007, respectively and $314,000 and $299,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2007 and the caption “Risk Factors” in this Form 10-Q for the quarter ended September 30, 2008.
Overview
Background
     We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary product candidates for the treatment of diseases and disorders in the fields of psychiatry and neurology. We completed our New Drug Application, or NDA, for Silenor® (doxepin) for the treatment of insomnia and submitted it to the U.S. Food and Drug Administration, or FDA, on January 31, 2008. The NDA was accepted for filing by the FDA effective March 31, 2008. Pursuant to the Prescription Drug User Fee Act, or PDUFA, guidelines, we expect that the FDA will complete its review and provide an action letter with respect to the NDA by December 1, 2008, or the PDUFA date.
     Our NDA includes the data from our clinical development program for Silenor, which included four Phase 3 and two Phase 2 clinical trials that were randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of Silenor for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints of efficacy for the treatment of insomnia.
     In addition, our NDA submission for Silenor included data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of Silenor, which were undertaken based on a request from the FDA in May 2006. We continue to plan to submit the results of our standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.
     We are currently preparing for the launch of Silenor, if it is approved by the FDA. We continue to pursue discussions with third parties relating to the commercialization of Silenor. Whether or not we establish a third-party strategic collaboration relating to the commercialization of Silenor, we plan to build and deploy a sales force which will focus on high-prescribing physicians treating patients who suffer from insomnia. We believe that Silenor is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market.
     We are a development stage company and have incurred significant net losses since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $154.1 million. We expect our accumulated deficit to continue to increase for the next several years as we support the commercialization of Silenor, if approved by the FDA, and potentially pursue the acquisition and/or development of other product candidates.
     In May 2008, we entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million. Also in May, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge has committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 of newly-issued shares of our common stock, subject to certain limitations. Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions.

Revenues
     As a development stage company, we have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we commercialize Silenor.
License Fees
     Our license fees consist of costs incurred to in-license our product candidates. We charge all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use.
Research and Development Expenses
     To date, our research and development expenses consist primarily of costs associated with our clinical trials for our product candidates and our non-clinical development program for Silenor, including the costs of our contract research organizations, or CROs, costs associated with submitting and seeking approval of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. For the nine months ended September 30, 2008 our most significant costs were associated with our development program for Silenor and the preparation and submission of our NDA for Silenor.
     We charge all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies, seek NDA approval for Silenor and potentially pursue the development of other product candidates.
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
     At this time, due to the risks inherent in the regulatory approval process of our NDA for Silenor and the non-clinical and clinical development process, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, conducting clinical trials and seeking regulatory approval requires the expenditure of substantial resources. Any failure by us or delay in completing non-clinical testing or clinical trials, or obtaining regulatory approval would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
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
Marketing, General and Administrative Expenses
     Our marketing, general and administrative expenses consist primarily of costs incurred related to our marketing, medical affairs, administrative, finance, human resources, legal and internal systems support functions. Costs include salaries, benefits, share-based compensation expense, pre-launch marketing expenses, insurance and facility costs, and professional fees. We anticipate increases in marketing, general and administrative expenses as we add personnel, prepare for the commercialization of Silenor and potentially pursue the acquisition and/or development of other product candidates.
Interest and Other Income (Expense), net
     Interest and other income (expense), net consist primarily of interest earned on our cash, cash equivalents, and marketable securities, offset by interest expense incurred on our outstanding debt.

Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Research and Development Expenses
     Our research and development expenses are expensed as incurred and include expenditures relating to our clinical trials, non-clinical studies, our NDA filing for Silenor and drug development costs. Expenses recorded for our clinical trials, non-clinical studies, NDA work and drug development expenses are based on estimates of the services received and efforts expended to date pursuant to contracts with research institutions, CROs and other vendors that conduct our clinical trials, non-clinical studies, assist with our regulatory filings and approval process, and conduct drug development work. The period over which services are performed, the level of services performed as of a given date and accrued expenses for the cost of such services are often based on our best estimates. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
License Fees
     Costs related to patents and acquisition of intellectual property are expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our in-license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. For instance, upon FDA approval of Silenor we would owe a milestone payment to ProCom One, Inc., or ProCom. To date, we have not recognized in our financial statements expense related to this milestone because we cannot reasonably assess at this time the probability that the FDA will approve Silenor. The subjective nature of these estimates can make it difficult to determine the extent to which a milestone obligation may be incurred, and the period to which the related expense may apply.
Share-based Compensation
     Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors based on estimated fair values. Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use. The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of our future volatility, the expected term for our stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards which contain performance vesting conditions.
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

     Certain of our share-based awards vest upon the achievement of performance conditions generally surrounding FDA approval of Silenor. Under SFAS No, 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. To date, we have not recognized in our financial statements expense related to our performance based awards that vest upon achieving FDA approval of Silenor because we cannot reasonably assess at this time the probability that the FDA will approve Silenor. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our share-based awards could differ significantly from those amounts recorded in our financial statements.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     License fees. License fees for the three months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Silenor	$150	$—	$150	100%
Nalmefene and acamprosate	3	154	(151)	(98)%

Total license fees	$153	$154	$(1)	(1)%

     License fees in the aggregate remained consistent for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007. License fees pertaining to Silenor increased $0.2 million due to a payment under an agreement entered into during the third quarter of 2008 pertaining to the exclusive rights to purchase certain excipients. Offsetting this increase in license fees for Silenor was a $0.2 million decrease in license fees related to acamprosate due to discontinuing the acamprosate program in the fourth quarter of 2007.

     Research and Development Expense. Research and development expense for the three months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Silenor development work	$1,632	$804	$828	103%
Personnel and other costs	2,473	1,591	882	55%
Share-based compensation expense	489	448	41	9%

Total research and development expense	$4,594	$2,843	$1,751	62%

     Research and development expense increased $1.8 million for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 primarily due to the continuation of a standard clinical trial that we voluntarily commenced during the second quarter of 2008 to evaluate the potential for electrocardiogram, or ECG, effects of doxepin, the active ingredient in Silenor, as well as increased activities to prepare for the potential commercialization of Silenor.
     Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Marketing, personnel and general costs	$4,285	$1,905	$2,380	125%
Share-based compensation expense	947	1,375	(428)	(31)%

Total marketing, general and administrative expense	$5,232	$3,280	$1,952	60%

     Marketing, general and administrative expense increased $2.0 million for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 due primarily to an increase in marketing, personnel and general costs as a result of increased activities to prepare for the potential commercialization of Silenor. Share-based compensation expense, a non-cash expense, decreased primarily due to certain stock options with higher Black-Scholes valuations becoming fully vested during or prior to the third quarter of 2008.
     Interest and Other Income (Expense), net. Interest and other income (expense), net for the three months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages).

	Three Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Interest and other income	$216	$564	$(348)	(62)%
Interest and other (expense)	(549)	—	(549)	(100)%

Interest and other income (expense), net	$(333)	$564	$(897)	(159)%

     Interest and other income (expense), net consists of interest income on our cash and investment balances, offset by interest expense on our outstanding debt. Interest and other income (expense), net decreased $0.9 million for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 primarily due to a decrease in interest income due to lower average cash balances during the third quarter of 2008 compared to the third quarter of 2007 as a result of continued net losses as a development stage company. Additionally, interest expense increased due to the Loan Agreement we entered into during the second quarter of 2008.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     License fees. License fees for the nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Silenor	$150	$—	$150	100%
Nalmefene and acamprosate	11	461	(450)	(98)%

Total license fees	$161	$461	$(300)	(65)%

     License fees decreased $0.3 million for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor, partially offset by an increase in license fees for the Silenor program in 2008 due to a payment under an agreement entered into during the third quarter of 2008 pertaining to the exclusive rights to purchase certain excipients.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Silenor development work	$5,933	$3,320	$2,613	79%
Personnel and other costs	6,160	4,998	1,162	23%
Share-based compensation expense	1,526	1,318	208	16%

Total research and development expense	$13,619	$9,636	$3,983	41%

     Research and development expense increased $4.0 million for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 primarily due to the continuation of a standard clinical trial that we voluntarily commenced during the second quarter of 2008 to evaluate the potential for ECG effects of doxepin, the active ingredient of Silenor, as well as increased activities to prepare for the potential commercialization of Silenor. Expenses associated with the preparation and filing of our NDA for Silenor decreased which partially offset this increase. In addition, share-based compensation expense, a non-cash expense, increased due to stock options and restricted stock granted subsequent to the third quarter of 2007.
     Marketing, General and Administrative Expense. Marketing, general and administrative expense for the nine months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Marketing, personnel and general costs	$10,732	$6,416	$4,316	67%
Share-based compensation expense	3,313	3,980	(667)	(17)%

Total marketing, general and administrative expense	$14,045	$10,396	$3,649	35%

     Marketing, general and administrative expense increased $3.6 million for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 primarily due to an increase in marketing, personnel and general costs as a result of increased activities to prepare for the potential commercialization of Silenor. Share-based compensation expense, a non-cash expense, decreased primarily due to certain stock options with higher Black-Scholes valuations becoming fully vested during or prior to the first nine months of 2008.
     Interest and Other Income (Expense), net. Interest and other income (expense), net for the nine months ended September 30, 2008 and 2007 was as follows (in thousands, except percentages).

	Nine Months Ended
	September 30,		Change
	2008	2007	Dollars	Percent
Interest and other income	$819	$1,887	$(1,068)	(57)%
Interest and other (expense)	(768)	—	(768)	(100)%

Interest and other income (expense), net	$51	$1,887	$(1,836)	(97)%

     Interest and other income (expense), net consists of interest income on our cash and investment balances, offset by interest expense on our outstanding debt. Interest and other income (expense), net decreased $1.8 million for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 primarily due to a decrease in interest income as a result of lower average cash balances during 2008 compared to 2007 as a result of continued net losses as a development stage company. Additionally, interest expense increased due to the Loan Agreement we entered into during the second quarter of 2008.

Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the private placement of equity securities, our initial public offering and debt. Through September 30, 2008, we have received net proceeds of approximately $141.0 million from the sale of shares of our preferred and common stock. As of September 30, 2008, we had $22.6 million in cash, cash equivalents and marketable securities. We have invested a substantial portion of our available cash funds in commercial paper and corporate and United States government agency notes, and money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. Our money market funds are with institutions that have minimal mortgage-backed security exposure, and our commercial paper and corporate notes are with companies and agencies that continue to be highly rated. We do not hold auction rate securities. All of our investments in commercial paper, corporate notes and United States government agency notes continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired and our unrealized loss on marketable securities is negligible at September 30, 2008 and is considered to be only temporary.
     We have established guidelines relating to the diversification and maturities of our investments to preserve principal and maintain liquidity. The diversity in maturities of our holdings provides us the capability to hold our securities until maturity, which we regularly do. This allows any temporary changes in the value of our marketable securities due to market volatility to be recovered by the time the security matures. To date, we have not incurred any realized losses on our marketable securities. As of September 30, 2008, the weighted average time to maturity for our marketable securities was within 78 days from September 30, 2008, with the shortest maturity within 1 day and the longest maturity within 314 days.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the costs and timing of regulatory approvals;

•	the progress of our non-clinical studies and clinical trials;

•	our ability to establish and maintain strategic collaborations, including licensing and other arrangements that we have or may establish, including with ProCom;

•	the costs involved in enforcing or defending patent claims or other intellectual property rights;

•	the costs of establishing manufacturing, sales or distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we acquire or invest in other products, technologies and businesses.
Cash Flows
     We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we seek NDA approval and prepare for the potential commercial launch of Silenor. For the nine month period ended September 30, 2008, net cash used in operating activities was $21.1 million compared to $17.8 million for the nine month period ended September 30, 2007. The increase in net cash used is primarily due to an increase in our net loss for the nine months ended September 30, 2008 compared to the same period in 2007. Our net loss increased $9.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to commencement of a clinical study that we decided to voluntarily undertake to evaluate the potential for ECG effects of doxepin, the active ingredient in Silenor, during 2008 and increased manufacturing development costs and marketing, general and administrative expenses incurred during the nine month period ended September 30, 2008 as we prepare for the potential commercialization of Silenor.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2008, together with additional funds available under our CEFF, will be sufficient to fund our operations through at least the first quarter of 2009.

     Until we can generate significant cash from our operations, we expect to continue to fund our operations with our existing cash resources and through the sale of other equity securities, debt financing, strategic collaborations, assigning receivables or royalty rights or other transactions. We have an effective shelf registration statement on Form S-3 on file with the SEC which could allow us to obtain additional financing. In addition, in July 2008 we filed a shelf registration statement on Form S-3 in conjunction with our CEFF, and we may conduct draw downs under the CEFF, subject to certain limitations. However, we may not be successful in obtaining additional financing, entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate, or that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate planned development work, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise accept. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs.
Loan and Security Agreement
     In May 2008, we entered into the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. The loan carries an interest rate of 9.57% with interest payments due monthly but no principal repayment through December 31, 2008. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments, ending in June 2011, or such earlier time that the debt is fully repaid. An additional final payment of $0.6 million is due in June 2011, or such earlier time that the debt is fully repaid. We will pay a prepayment penalty if the loan is repaid prior to maturity.
     In connection with the Loan Agreement, we issued warrants to Silicon Valley Bank and Oxford Finance Corporation to purchase an aggregate of approximately 239,000 shares of our common stock. The warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term.
     We are required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At September 30, 2008, we had $15.0 million of debt outstanding, resulting in a minimum cash balance of $7.5 million which is being classified as restricted cash on the balance sheet.
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
     The lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in the Company’s business, operations or financial condition or a material impairment in the prospect of repayment of the loan.

Committed Equity Financing Facility
     In May 2008, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of our common stock, subject to certain limitations, pursuant to common a stock purchase agreement.
     Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of November 3, 2008, our public float was approximately 11,125,000 shares, the value of which was approximately $15.1 million based upon the closing price of our common stock on the Nasdaq Global Market of $1.36 on such date. As of November 3, 2008, value of one-third of our public float calculated on the same basis was approximately $5.0 million.
     In connection with the CEFF, we filed a resale shelf registration statement on Form S-3 on July 18, 2008 with the SEC to facilitate Kingsbridge’s public resale of the shares of our common stock issuable under the CEFF or upon the exercise of the warrant issued to Kingsbridge. The resale shelf registration statement has not been declared effective by the SEC. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, under certain circumstances we may be required to pay liquidated damages to Kingsbridge
     We have not conducted any draw downs under the CEFF. Our ability to require Kingsbridge to purchase our common stock under the CEFF is subject to various limitations. We can make draw downs of a maximum amount of, at our discretion, either (i) 2% of our market capitalization at the time of the draw down, or (ii) the lesser of (A) 3% of our market capitalization at the time of the draw down and (B) the alternative draw down amount calculated pursuant to the common stock purchase agreement. Neither (i) nor (ii) may exceed a $10 million limit. Unless Kingsbridge agrees otherwise, a minimum of three trading days must elapse between the expiration of any draw down pricing period and the beginning of the next draw down pricing period. Kingsbridge is not obligated to purchase shares at prices below $1.75 per share.
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

	PERCENT OF	(APPLICABLE
VWAP*	VWAP	DISCOUNT)
Greater than $10.00 per share	94%	(6)%
Less than or equal to $10.00 per share but greater than $7.75 per share	92%	(8)%
Less than or equal to $7.75 per share but greater than $2.50 per share	90%	(10)%
Less than or equal to $2.50 per share but greater than or equal to $1.75 per share	88%	(12)%

*	As set forth in the common stock purchase agreement, “VWAP” means the volume weighted average price (the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day) of our common stock during any trading day as reported by Bloomberg, L.P. using the AQR function. The VWAP and corresponding discount will be determined for each of the eight trading days during a draw down pricing period.
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
Contractual Obligations
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
     The following table describes our commitments to settle contractual obligations in cash as of September 30, 2008 (in thousands):

	Payments Due by Period
	Remainder of	2009 through	2011 through	After
	2008	2010	2012	2012	Total
Principal payments under loan agreement	$—	$11,707	$3,293	$—	$15,000
Operating lease obligations	256	2,113	2,228	95	4,692
Payments under license agreements	—	30	30	1,217	1,277
Non-cancelable purchase orders	1,546	—	—	—	1,546

Total	$1,802	$13,850	$5,551	$1,312	$22,515

     All of the minimum payments under license agreements pertain to our nalmefene program. In addition, under our license agreements we are obligated to make revenue-based royalty payments as well as additional milestone payments of up to $11.3 million upon the occurrence of certain product-development events. These milestone payments and royalty payments are not included in the table above because we cannot, at this time, determine when or if they will be achieved or the events triggering the commencement of payment obligations will occur. The $11.3 million of additional milestone payments consists of a $1.0 million milestone payment payable to ProCom upon approval of our NDA for Silenor by the FDA and $10.3 million relating to our nalmefene program. One of our Phase 2 nalmefene clinical trials did not achieve statistical significance for its primary or secondary endpoints and we have not made a final determination regarding the future of the nalmefene program. If we decide to discontinue the nalmefene program, the $10.3 million of milestone payments relating to nalmefene would not be paid and the portion of the minimum payments under license agreements disclosed in the table above from the date of termination forward would also not be paid. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.
     At September 30, 2008, we had non-cancelable purchase orders to purchase tooling and raw materials from third-party suppliers as we prepare for the potential commercialization of Silenor. The amounts disclosed only represent requirements for purchase orders issued through September 30, 2008.
     We also enter into agreements with third parties to manufacture our product candidates, conduct our clinical trials and non-clinical studies, perform data collection and analysis, assist in the regulatory review process relating to the NDA for Silenor, and prepare for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. Our payment obligations under these agreements depend upon the progress of our development programs. Therefore, we are unable to estimate with certainty the future costs we will incur under these agreements.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements
     On January 1, 2008, we partially adopted (due to a deferral of portions of the pronouncement) SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures. In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board, or FASB, released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 which delays for us until January 1, 2009 the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to us for financial assets and financial liabilities beginning on January 1, 2008, but because of this deferral for nonfinancial assets and nonfinancial liabilities, we have only partially adopted SFAS No. 157 at this time. We do not expect the adoption of SFAS No 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 to have a material impact on our financial statements.
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
     In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009. We do not have any instruments that are within the scope of FSP APB No. 14-1 and currently does not expect the adoption FSP APB No. 14-1 to have a material impact on our financial statements.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles, or GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential for Silenor to receive regulatory approval for one or more indications on a timely basis or at all; the potential for the FDA to delay the scheduled PDUFA review date of December 1, 2008, due to the FDA’s internal resource constraints or other reasons; the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after regulatory approval of Silenor; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of Silenor is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the timing and results of non-clinical studies for Silenor, and the FDA’s agreement with our interpretation of such results; our ability to successfully commercialize Silenor, if it is approved by the FDA; the potential to enter into and the terms of any strategic transaction relating to Silenor; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether any approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; our ability to operate our business without infringing the intellectual property rights of others; unexpected findings relating to Silenor that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for Silenor; estimates of the potential markets for Silenor and our ability to compete in these markets; our products, our expected future revenues, operations and expenditures and projected cash needs; our ability to raise sufficient capital; our ability to comply with the covenants under the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation; the potential for an event of default under the Loan Agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the line of credit; our ability to fully utilize the CEFF as a source of future financings, whether due to SEC registration constraints, the maximum number of shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements, our ability to satisfy various conditions to draw downs under the CEFF, Kingsbridge’s performance of its obligations under the CEFF or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the CEFF, the filing of the related registration statement or the occurrence of any draw downs; and other risks detailed in this report under Part II — Item 1A — Risk Factors below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and marketable securities at September 30, 2008 consisted primarily of money market funds, commercial paper and corporate and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities including money market funds, commercial paper and government and corporate debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

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
Risks Related to Our Business
Our near-term success is dependent on the success of our lead product candidate, Silenor (doxepin).
     To date the majority of our resources have been focused on the development of our most advanced product candidate, Silenor, and the majority of our resources are now focused on seeking regulatory approval and preparing for the potential commercialization of Silenor. Accordingly, any failure or significant delay in the approval of Silenor or the successful commercialization of Silenor will have a substantial adverse impact on our business.
There is no assurance that we will be granted regulatory approval by the FDA for Silenor on a timely basis or at all.
     There can be no assurance that regulatory approval by the FDA will be obtained for Silenor. A failure to obtain requisite FDA approvals or to obtain approvals of the label that we proposed will delay or preclude us from marketing Silenor or limit its commercial use, and would have a material adverse effect on our business, financial condition and results of operations.
     The FDA notified us that our NDA for Silenor for the treatment of insomnia is considered filed as of March 31, 2008. Acceptance of the filing means that FDA has made a threshold determination that the NDA is sufficiently complete to permit an in-depth, substantive review to determine whether to approve Silenor for commercial marketing for the treatment of insomnia. This FDA review process can take substantial time and require the expenditure of substantial and unanticipated resources. As an organization, we have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approval.
     Under the policies agreed to by the FDA under PDUFA, the FDA is expected to complete its review and provide an action letter with respect to the NDA for Silenor by our PDUFA date of December 1, 2008. The review process and the PDUFA date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. For example, if the NDA sponsor submits an amendment to the NDA that includes significant new data within the three months prior to the PDUFA date, the FDA may extend the review process and the PDUFA date by three months or defer the review of the amendment until a subsequent review cycle for the NDA. Furthermore, other NDA applicants have announced that the FDA has recently notified them that their scheduled PDUFA review dates were delayed due to the FDA’s internal resource constraints. The FDA has also stated that it may fail to meet the PDUFA review dates of other companies for the same reason. Although we have not received any indication from the FDA that our PDUFA date is likely to be extended, we cannot be certain that the FDA will not later impose such a delay.
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

     The information included in the NDA for Silenor, including the data obtained from our non-clinical testing and clinical trials of this product candidate, are susceptible to varying interpretations. The FDA’s interpretation of the information included in the Silenor NDA could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval, or we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for Silenor, in each case including additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. Any such additional requirements or work could delay, limit or prevent regulatory approval.
     We decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in Silenor, designed to evaluate the potential for electrocardiogram, or ECG, effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily as compared with proposed dosage strengths of 1 to 6 mg daily for Silenor.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for Silenor. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of Silenor. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of FDA regulatory review. For example, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If these companies successfully challenge the FDA’s interpretation of Section 505(b)(2), the FDA may be required to change its interpretation of Section 505(b)(2). This could delay or even prevent the FDA from approving our NDA for Silenor.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or other activities. For example, the label ultimately approved for Silenor, if any, may include a restriction on the length of a prescription for its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement. Any of these could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in Silenor, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although Silenor is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we have not evaluated and do not currently intend to seek regulatory approval for Silenor for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.
     Recently the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. It is unclear how and to what extent, if any, these requests and recommendations will affect Silenor.

     Further, although doxepin, at higher dosages than we have incorporated in Silenor, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for Silenor that it will recommend that it not be a Schedule IV controlled substance, we cannot be certain that Silenor will be a non-scheduled drug until the FDA and DEA have made final determinations on the matter. In our market research, physicians indicated that they limit their prescribing of Schedule IV controlled substances and that they would most likely increase their prescribing of insomnia medications if those medications were proven to be as effective as the market leading products without having the associated side effects or risk of addiction.
     Silenor and any other product candidate that we develop will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, as a condition to any approval of the NDA for Silenor, the FDA may require us to develop a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that a REMS is necessary to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. If the FDA becomes aware of new safety information that suggests a REMS is necessary after any approval of the NDA for Silenor, the FDA may require a REMS at that point. Any requirements imposed by the FDA may require substantial expenditures, and may delay the approval or potential commercialization of the product.
     In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If Silenor or any other product candidate that we develop fails to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.
Even if the FDA approves Silenor, we may experience delays in the commercialization of Silenor, some of which are outside of our control.
     Even if we ultimately receive an approval letter for Silenor, we may be unable to commercialize Silenor immediately upon receipt of such letter. Commercialization of a product for which we have received an approval letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in the FDA’s issuance of approvals for our trademarks or delays in the completion of required procedures by agencies other than the FDA, such as the U.S. Drug Enforcement Administration, or DEA.
     For example, if the FDA determines that Silenor has abuse potential, it will notify the DEA of its scientific determination and scheduling recommendation and request the DEA to implement this determination through its rule-making process. Although the FDA has indicated to us that it will recommend that Silenor not be scheduled as a controlled substance, we cannot be sure Silenor will not be scheduled until the FDA and DEA have made final determinations on the matter. There can be no assurance that this process will be completed promptly. Any delays in this determination could result in delays in our ability to market and sell Silenor, if it is approved by the FDA. In addition, any determination that Silenor should be scheduled as a controlled substance is likely to result in restrictions on our marketing activities relating to Silenor.

The non-clinical requirements requested by the FDA for Silenor could substantially delay any regulatory approval of this product candidate.
     The data from all of our clinical trials for Silenor was included in our NDA submission for Silenor. In addition, our NDA submission for Silenor included the results from several completed non-clinical studies that were required by the FDA, including our genotoxicity and reproductive toxicology studies and our 26-week transgenic mouse carcinogenicity study. The FDA requested that we conduct one additional non-clinical study, which is an ongoing two-year rat carcinogenicity study, and we intend to submit the results from this study as a post-approval commitment, subject to final approval by the FDA on whether to permit post-approval submission of such results. Our determinations regarding the timing of submission of our non-clinical study data for Silenor resulted from our previous interactions with the FDA.
     Based on a request in May 2006 from the FDA in connection with a planned pre-NDA meeting for Silenor, we initiated a non-clinical development program consisting of standard genotoxicity, reproductive toxicology and carcinogenicity studies. At that time, the FDA indicated that the data from the genotoxicity studies and reproductive toxicology studies should be included in the initial NDA submission for Silenor. The FDA also indicated that depending on the outcome of the genotoxicity studies, it may be flexible as to the timing of the conduct of the carcinogenicity studies, including the potential that the data from those studies may be submitted as a post-NDA approval commitment. In September 2006, we completed the genotoxicity studies, and no signal indicative of genotoxicity was found in any of the assays. We submitted the results to the FDA, and in February 2007, the FDA agreed with our assessment that Silenor does not appear to have genotoxic potential. The FDA indicated that, unless other non-clinical data raise a concern, a complete assessment of the carcinogenic potential of Silenor may not be needed prior to NDA approval. In that correspondence, the FDA also indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment. We initiated our 26-week transgenic mouse carcinogenicity study of Silenor in May 2007.
     In May 2007, we received correspondence from the FDA in which the FDA stated that the results of our 26-week transgenic mouse carcinogenicity study of Silenor should be included as part of the initial NDA submission for Silenor. We completed that study in January 2008, and we included the results from that study in our NDA submission for Silenor on January 31, 2008.
     As with any other non-clinical data, our non-clinical study results for Silenor are subject to varying interpretations, and any resulting toxicology questions from the FDA could adversely affect our potential regulatory approval or product labeling or lead to additional studies. If the FDA requires us to submit additional non-clinical data, including the data from our ongoing two-year rat carcinogenicity study, as a condition to approval of the NDA for Silenor, significant delays in the approval of the NDA, if any, would result, and we may incur additional costs.
Although we are pursuing discussions with other companies to facilitate the commercialization of Silenor, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.
     Even if Silenor receives FDA approval, it may never be successfully commercialized. We believe that the commercial success of Silenor will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent a significant percentage of the top deciles of prescribers of insomnia treatments. Primary care physicians are also very important, given that this group wrote more than 60 percent of the prescriptions for insomnia medications during 2006, according to data from IMS Health. With this in mind, we continue to pursue discussions with third parties relating to the commercialization of Silenor. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
     Whether or not we establish a third-party strategic collaboration relating to the commercialization of Silenor, we plan to build and deploy a sales force which will focus on high-prescribing physicians treating patients who suffer from insomnia. Compared to a commercialization strategy that involves a third party collaborator, the commercialization of Silenor by us without such a collaborator is likely to require substantially greater resources on our part and could potentially adversely impact the timing and results of a launch of the product.

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
     If we are able to complete a strategic transaction, depending on the timing of the transaction and the outlook of our partner or acquirer, such partner or acquirer could materially impact our plans for seeking regulatory approval for and commercializing Silenor. Such modifications could result in additional costs or delays in approval of the NDA for Silenor and any commercial launch of the product.
We are in the process of developing our sales and marketing capabilities, and we will need expend significant resources and recruit marketing and sales personnel to successfully commercialize Silenor and any other product candidates that we develop, acquire or license.
     In preparation for the potential launch of Silenor, we are in the process of developing a commercial organization and a marketing strategy that will allow us to focus on high-prescribing physicians in the U.S. Even though a number of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have limited commercial infrastructure and experience. We have not commercialized any products, and may be unable to successfully do so.
     The commercialization process will require the expenditure by us of substantial financial and other resources. We intend to seek additional funding through various means. There can be no assurance, however, that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay commercialization activities, or the effectiveness of such activities may be adversely impacted.
     We expect to hire professional recruiting and search firms to help us hire the desired number of sales representatives and build the remainder of our sales organization. However, competition for quality sales and marketing personnel is intense. We may not be successful in attracting or retaining qualified sales and marketing personnel. As a result, we may not be able to build a sales force of sufficient size or quality to effectively market our current or future product candidates. Even if we are able to successfully build a sales force, we will incur significant additional expenses associated with the recruitment, training and compensation of our new sales representatives. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products.
     If we decide to pursue a relationship with a contract sales organization to facilitate our sales efforts, we may not be able to identify contract sales organizations with adequate sales capabilities or capacity. In addition, we may not be able to enter into agreements with these entities on commercially reasonable or acceptable terms, or at all. To the extent that we enter into any such arrangements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in many instances will not be within our control. Any failure by any such contract sales organization to effectively sell our products could adversely affect our business.
The patent rights that we have in-licensed covering Silenor are limited to certain low-dosage strengths in the United States, and our market opportunity for this product candidate may be limited by the lack of patent protection for higher dosage strengths for which generic formulations are available and the lack of patent protection in other territories.
     Although we have an exclusive, worldwide license for Silenor for the treatment of insomnia through the life of the last patent to expire, which is expected to occur in 2020, we do not have patent protection for Silenor in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for Silenor, a competitor could attempt to market doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for Silenor for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.

     In addition, we do not have patent protection for Silenor in any jurisdiction outside the United States. Others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for Silenor. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of generic doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for Silenor and adversely affect our overall business and financial results. We have submitted additional patent applications for Silenor but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.
We expect intense competition in the insomnia marketplace for Silenor and any other product candidate that we develop, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing Silenor for the treatment of insomnia, which will compete with well established drugs for this indication, including: Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-receptor agonists, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.
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
     An NDA submitted by NovaDel Pharma, Inc. for an oral mist formulation of zolpidem for the treatment of insomnia has been accepted by the FDA, Meda AB has submitted an NDA for a sublingual tablet formulation of zolpidem and Transcept Pharmaceuticals, Inc. has announced that it intends to submit an NDA in 2008 for a low-dose sublingual tablet formulation of zolpidem.
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
     Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008. Actelion and GlaxoSmithKline recently announced a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion. GlaxoSmithKline had previously announced that it voluntarily suspended its Phase 2 clinical trial program of an orexin antagonist for the treatment of insomnia. Arena Pharmaceuticals, Inc. has also announced that it plans to initiate a Phase 3 clinical trial program in 2008 for its product candidate APD125, a 5HT2 antagonist, and that it is also considering an additional Phase 2 clinical trial of this product candidate. Alexza Pharmaceuticals, Inc. has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the GABA-receptor antagonist that is the active pharmaceutical ingredient in Sonata.
     Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several other companies are evaluating other compounds for the treatment of insomnia, including Neurogen Corporation, which is developing a GABA-receptor agonist.

     Furthermore, generic versions of Ambien have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and could put downward pressure on the price we are able to charge for, any product developed by us for this indication, which could ultimately limit our ability to generate significant revenues.
     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of Silenor or any other product candidate that we develop from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render Silenor or any other product candidate that we develop obsolete or noncompetitive.
     Compared to us, many of our potential competitors have substantially greater:
•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	experience conducting non-clinical studies and clinical trials, and related resources;

•	expertise in prosecution of intellectual property rights; and

•	manufacturing, distribution and sales and marketing resources and experience.
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
     In addition, if we receive regulatory approvals for Silenor or any other product candidates we develop, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability and limited sales and marketing infrastructure.
Restrictions on or challenges to our patent rights relating to our product candidates and limitations on or challenges to our other intellectual property rights may limit our ability to prevent third parties from competing against us.
     Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market this product candidate. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of Silenor. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.
     The principal patent protection that covers, or that we expect will cover, Silenor consists of method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

     Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. Due to some prior art that we identified, we initiated a reexamination of one of the patents we have in-licensed covering Silenor, (specifically, U.S. Patent No. 5,502,047, “Treatment For Insomnia”) which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings terminated and the United States Patent and Trade Mark Office, or USPTO, issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosages above 10 mg. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding.
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
     If a third party files an NDA for a product containing doxepin for the treatment of insomnia at any time during which we have patents listed for Silenor in the FDA’s Orange Book publication, the applicant will be required to certify to the FDA concerning the listed patents. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the Orange Book-listed patents for Silenor or that such patents are invalid is called a paragraph IV certification.
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

We will need to obtain FDA approval of our proposed product name, Silenor, and any failure or delay associated with the approval may adversely impact any product launch and commercial prospects.
     The use of the name Silenor for our lead product candidate requires approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to our proposed product name, Silenor, we may be required to adopt an alternative name for this product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark for Silenor and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize this product candidate.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
     Our commercial success depends upon our ability, together with our collaborators, to develop, manufacture, market and sell Silenor or any other product candidates that we develop and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that our products infringe the patent rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.
     We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If our product candidates, proprietary technologies or their uses infringe any of these intellectual property rights, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtained a license. A license may not be available to us or our collaborators on acceptable terms, or at all. In addition, during litigation, the intellectual property rights holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods.
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

     No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, technology or methods. Because of the substantial number of patents issued and patent applications filed in our field, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.
Silenor or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
     Undesirable side effects caused by Silenor or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing Silenor or any other product candidate that we develop and generating resulting revenues from their sale, if any. In addition, the FDA may require, or we may undertake, additional clinical trials to support the safety profile of or our proposed labeling for Silenor.
     For example, we decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in Silenor, designed to evaluate the potential for ECG effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for Silenor. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of Silenor. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     In addition, if Silenor or any other product candidate that we develop receives marketing approval and we or others later identify undesirable side effects caused by the product:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product or implement a REMS; and

•	our reputation may suffer.
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
     The commercial success of Silenor or any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any of approved product will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling, including, for example, potential “black box” warnings associated with the active ingredient in Silenor;

•	availability of alternative treatments, including, in the case of Silenor, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

•	pricing and cost effectiveness;

•	off-label substitution by chemically similar or equivalent products;

•	effectiveness of our or our collaborators’ sales, marketing and distribution strategies; and

•	our ability to obtain sufficient third-party coverage or reimbursement.
     If Silenor or any other product candidate that we develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Silenor or any other product candidate that we develop may require significant resources and may never be successful.
If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
     We do not manufacture Silenor, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of Silenor, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of Silenor. We have also recently entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products, and we have another agreement in place for the supply of the primary excipient contained in Silenor.
     The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch Silenor or any other product candidate that we develop, if approved, or provide any product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.

     Moreover, our manufacturers and suppliers may experience difficulties related to their overall business and financial stability. For example, Patheon reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and dependent upon the successful outcome of a review of strategic and financial alternatives. In April 2007, Patheon announced that it secured $150 million in financing through the sale of its preferred stock, and that it refinanced portions of its North American and United Kingdom credit facilities. Despite the additional financing, during 2007, Patheon announced that it would restructure its Canadian and Puerto Rican operations. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of our supply of Silenor.
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
     We do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for production.
     Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of Silenor or any other product candidate that we develop, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.
Materials necessary to manufacture Silenor or any other product candidate that we develop may not be available on commercially reasonable terms, or at all, which may delay development and commercialization.
     Although we have contracted with suppliers of doxepin and other key raw materials for Silenor, we largely rely on our manufacturers to purchase from third-party suppliers the other materials necessary to produce our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our non-clinical studies or clinical trials of Silenor or any other product candidate that we develop, product testing and potential regulatory approval could be delayed, significantly impacting our development programs. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for Silenor or any other product candidate that we develop, the commercial launch would be delayed or there would be a shortage in supply, which would materially affect our ability to generate sales revenues.
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
     The use of product candidates by us in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability or lack of commercial rationale to continue development or commercialization of Silenor or any other product candidate.
     We have obtained limited product liability insurance coverage for our clinical trials with a $5 million annual aggregate coverage limit, and our insurance coverage may not reimburse us at all or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for Silenor or any other product candidate that we develop, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to Silenor or any other product candidate that we develop, could hinder or prevent our commercial success.
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
     In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit which became effective in January 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry-wide pressure to reduce prescription drug prices. It is also possible that other legislative proposals will be adopted, particularly in view of the 2008 presidential and congressional elections and the potential agenda of any new administration. As a result of new proposals, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.
     Our ability to successfully commercialize Silenor and any other product candidate that we develop will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, legislative proposals to reform health care or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we develop or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could harm our ability to market our products and significantly reduce our revenues from the sale of any approved product.

     We will need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of November 3, 2008 we had 42 full-time employees. We will need to recruit and train a substantial number of sales and marketing personnel necessary to support the commercialization of Silenor, if approved. Furthermore, we will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our development and commercialization activities relating to Silenor. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage the FDA review process relating to our NDA for Silenor;

•	manage our internal development and commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
     We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.
Even if Silenor or any other product candidate that we develop receives regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.
     In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Silenor or any other product candidate that we develop may not be approved for all indications requested, which could limit the uses of the product candidate and have an adverse effect on potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.
We have licensed Silenor from a third party. If we default on any of our obligations under that license or licenses to products to which we may acquire rights, we could lose rights to these product candidates.
     We in-licensed rights to Silenor through an exclusive licensing arrangement, and we may enter into similar licenses in the future. Under our license agreement for Silenor, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. Future licenses are likely to contain similar obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensors may have the rights to terminate the licenses in whole or to terminate the exclusive nature of the licenses. For example, our license agreement for Silenor requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize the product candidate. To the extent we are unable to comply with these obligations, the license may be terminated, which would materially harm our business and financial condition.
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
     Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through clinical trials that the product candidate is safe and effective for use in each target indication. Although we have successfully completed all of our planned four Phase 3 clinical trials for Silenor, we have not received regulatory approval to market Silenor in any jurisdiction.

     We decided to voluntarily undertake a standard clinical trial of doxepin, the active ingredient in Silenor, designed to evaluate the potential for ECG effects. We are not undertaking this clinical trial due to observations from our clinical program, and the FDA has not requested us to conduct this clinical trial or indicated to us that it may be required for regulatory approval.
     The overdose section of the current FDA-approved labeling for doxepin for the treatment of depression is consistent with other tricyclic compounds and describes that changes in ECG effects have been observed when administered in doses higher than those recommended by the label. For doxepin, the doses recommended for the treatment of depression are 75 to 300 mg daily.
     Based on consultation with our regulatory and clinical experts, and in consideration of the evolving regulatory environment, we have decided to conduct this study to provide additional information for physicians and patients in the proposed labeling for Silenor. In addition, the timing of this study could help us minimize potential risks and delays associated with the NDA review process, should the FDA determine that an ECG study would be required for regulatory approval. We expect that the data from this study will be available in the fourth quarter of 2008.
     The FDA’s review of the data from this study, or any change in the design of this study required by the FDA, may result in delays in regulatory approval of Silenor. In addition, unexpected, unfavorable safety findings from this clinical trial could delay, limit or prevent such regulatory approval.
     The results from clinical trials that we have completed may not be predictive of results obtained in future clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If Silenor or any other product candidate that we develop is not shown to be safe and effective in clinical trials, or if the FDA does not deem the product candidate to be sufficiently safe and effective to warrant marketing approval, our business, financial condition and results of operations would be materially harmed.
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
     We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
     We may not be able to attract or retain qualified management, scientific, clinical and commercial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development or commercialization objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business may be harmed as a result. We recently hired a new president and chief executive officer, Richard W. Pascoe. As a result, some members of our senior management team have limited experience working together as a group. This lack of shared experience could negatively impact our ability to quickly and efficiently respond to problems and effectively manage our business.
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
     We have extensively relied upon third parties to assist us with various activities relating to our development programs and the regulatory approval process, and we intend to continue to rely on third parties to help us with these activities. In addition, because we currently have limited commercial infrastructure, we have and will continue to rely extensively on third parties in assisting us with commercialization activities relating to Silenor. This reliance is likely to accelerate as regulatory approval for Silenor, if any, is approached. If third parties we rely upon fail to devote sufficient time and resources to our programs, or if their performance is substandard or does not comply with applicable laws or regulations, it may delay or otherwise obstruct the approval of our NDA for Silenor or other product candidates we may develop and any resultant commercialization activities or product revenues.
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
     We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for and are able to commercialize Silenor.
     The development and approval of Silenor as well as any development of sales and marketing capabilities will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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

     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2008, together with additional funds available under the CEFF, will be sufficient to fund our operations through at least the first quarter of 2009. We believe that these funds will allow us to finance our ongoing and planned development work for Silenor, the activities required to facilitate the FDA review process for the NDA for Silenor and certain activities in preparation for the potential commercialization of Silenor. We intend to seek additional funding through collaborations or other strategic transactions and may seek additional funding through public or private sales of our equity securities. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing, or we may seek funding through assigning receivables or royalty rights. There can be no assurance, however, that additional financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities.
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or through collaborations or other strategic transactions, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights and may be limited by applicable laws and regulations.
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
     Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, in May 2008, we entered into a $15.0 million Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation. The Loan Agreement contains a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets other than in the ordinary course of business, limitations on the incurrence of additional debt, the avoidance of a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan, and other requirements.
     To secure our performance of our obligations under the Loan Agreement, we pledged substantially all of our assets other than intellectual property assets, to the lenders and agreed to maintain certain minimum cash and investment balances. We also agreed not to pledge our intellectual property assets to others, subject to specified exceptions. Our failure to comply with the covenants in the Loan Agreement could result in an event of default that, if not cured or waived, could result in the lenders declaring a substantial portion of our debt immediately due and payable.
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
     In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of September 30, 2008, our public float was less than $75 million.

The Committed Equity Financing Facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down and, may require us to make additional “blackout” or other payments to Kingsbridge.
     In May 2008, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of ten days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of November 3, 2008, our public float was approximately 11,125,000 shares, the value of which was approximately $15.1 million based upon the closing price of our common stock on the Nasdaq Global Market of $1.36 on such date. As of November 3, 2008, value of one-third of our public float calculated on the same basis was approximately $5.0 million.
     In connection with the CEFF, we filed a resale shelf registration statement on Form S-3 on July 18, 2008 with the SEC to facilitate Kingsbridge’s public resale of the shares of our common stock issuable under the CEFF or upon the exercise of the warrant issued to Kingsbridge. The resale shelf registration statement has not been declared effective by the SEC.
     We are entitled in certain circumstances to deliver a blackout notice to Kingsbridge to suspend the use of the registration statement and prohibit Kingsbridge from selling shares under the related prospectus. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $27.8 million for the nine months ended September 30, 2008, $26.4 million for the year ended December 31, 2007 and $46.4 million for the year ended December 31, 2006. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Our quarterly operating results may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of Silenor or any other product candidate that we develop;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments; and

•	commercialization activities relating to Silenor or any other product candidate that we may develop, or commercialization activities of our competitors.
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
     Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2007, we had generated federal net operating loss carryforwards of approximately $101.6 million and state net operating loss carryforwards of approximately $99.1 million, the majority of which were generated in California. As of December 31, 2007, we have generated federal research and development tax credits of $3.5 million and California research and development tax credits of $1.5 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carry forward period and begin to expire in 2013. California research and development tax credits have no expiration.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated, resulting in a state net operating loss carryforward of $98.8 million after taking into account this eliminated amount. We also estimate that approximately $18.3 million of our federal net operating loss carryforwards, $17.3 million of our California net operating loss carryforwards, and $0.9 million of our federal research and development credits were subject to limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2010, decreasing to approximately $1.0 million thereafter. At December 31, 2007, we estimate that $11.4 million of our federal net operating loss carryforwards and $10.4 million of our state net operating loss carryforwards remain limited.
     Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are not subject to limitations. At December 31, 2007, we had federal and state net operating loss carryforwards generated after the ownership change, and therefore not limited of approximately $83.4 million and $81.7 million, respectively. We also had research and development credits generated after the ownership change and therefore not limited of approximately $2.6 million. These net operating loss carryforwards and credit carryforwards could be subject to future limitations if additional ownership changes occur.
Negative conditions in the global credit markets may have an impact on the value of our investment securities.
     Our investment securities consist primarily of money market funds, commercial paper and corporate and United States government agency notes. We do not have any auction rate securities. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges.

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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our loan and security agreement with Silicon Valley Bank and Oxford Finance Corporation restricts our ability to pay cash dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through November 3, 2008, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.98.
     The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the regulatory status of Silenor or any other product candidate we develop, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning draw downs under the CEFF or other developments relating to the CEFF or other financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
     As of September 30, 2008, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 56.8 percent of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2008, together with additional funds available under the CEFF, will be sufficient to fund our operations through at least the first quarter of 2009. Because we will need to raise additional capital to fund our commercialization plans and development programs, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options or warrants and any additional shares issued under the CEFF or in connection with acquisitions or incentive programs, will result in dilution to investors.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15 percent of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
We expend substantial costs and management resources as a result of laws and regulations relating to corporate governance matters.
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. The Public Company Accounting Oversight Board approved a new auditing standard, Auditing Standard No. 5 in June 2007, and at the same time, the SEC issued guidance for management for complying with the requirements of Section 404. This new auditing standard and the related management guidance provide a more risk-based approach to compliance and testing under Section 404. However, we still expect to incur substantial costs and to devote significant resources to corporate governance matters. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended September 30, 2008.
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
     As of September 30, 2008, we had used $34.5 million of the net proceeds from our initial public offering. We completed our Phase 3 clinical program for Silenor prior to our initial use of the net proceeds from our initial public offering. Approximately $16.0 million was spent for expenses incurred in the development of Silenor, the preparation of the NDA submission for Silenor and activities to prepare for the potential commercialization of Silenor. An additional $1.5 million was spent to pursue the development and licensing of our other product candidates, and $17.0 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds, commercial paper and corporate and United States government agency notes. We intend to use the remaining proceeds to fund our ongoing and future clinical and non-clinical studies and other requirements to support the potential approval of our NDA for Silenor; to fund commercialization activities for Silenor; to fund the potential development of other product candidates; and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     We did not repurchase any shares of our common stock during the third quarter of 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

10.1(5)	Employment Agreement between the Registrant and Richard W. Pascoe dated August 7, 2008.

10.2(5)	Amendment No. 1 to Employment Agreement between the Registrant and David F. Hale dated August 7, 2008.

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with the Registrant’s Current Report on Form 8-K on August 7, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2008

/s/ Meg M. McGilley
Meg M. McGilley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)