Form 10-K
period 2008-12-31
Somaxon Pharmaceuticals, Inc.
filed 2009-03-13
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $37.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $4.77 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 4, 2009 was 18,430,247.

SOMAXON PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2008

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about our interpretation of the Complete Response Letter that we received from the U.S. Food and Drug Administration, or FDA, on February 25, 2009 relating to our New Drug Application, or NDA, for Silenor® (doxepin), and the FDA’s agreement with such interpretation; the potential for the FDA to approve the NDA for Silenor for one or more indications on a timely basis or at all; the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after regulatory approval of Silenor; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of Silenor is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the timing and results of preclinical studies for Silenor, and the FDA’s agreement with our interpretation of such results; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent approval or commercialization, or that could result in recalls or product liability claims; our ability to raise sufficient capital to meet FDA requirements and otherwise fund our operations, and to meet our obligations to parties with whom we contract relating to financing activity, and the impact of any such financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including the potential to be required to restructure the company or to be unable to continue as a going concern; the potential to enter into and the terms of any strategic transaction relating to Silenor; our ability to successfully commercialize Silenor, if it is approved by the FDA; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; the extent to which any approved label for Silenor together with such patent protection can provide exclusivity for Silenor; our ability to operate our business without infringing the intellectual property rights of others; the market potential for insomnia treatments, and our ability to compete within that market; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; our products, our expected future revenues, operations and expenditures and projected cash needs; and other risks detailed below in Part I — Item 1A “Risk Factors.”

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

We have received a trademark registration from the U.S. Patent and Trademark Office, or USPTO, for our corporate name, SOMAXON PHARMACEUTICALS for use in connection with pharmaceutical preparations for the treatment of neurological, psychiatric and rheumatologic disorders. We have obtained foreign trademark registrations for the trademark SOMAXON PHARMACEUTICALS in Europe, Japan and Australia and have a pending foreign trademark application for the same mark in Canada. We have received trademark registrations for the trademark SILENOR in the U.S. and Europe and have applied for trademark registration for the same mark in Canada and Mexico. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview

We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. We submitted our NDA for Silenor® (doxepin) to the FDA on January 31, 2008. The FDA accepted the NDA for filing effective March 31, 2008. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA by December 1, 2008. However, in November 2008, the FDA indicated that its review of the NDA would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009.

On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor. We believe that a discussion with the FDA will be necessary to gain a complete understanding of the implications of the issues raised in the complete response letter, and we have scheduled a meeting with the FDA for April 6, 2009.

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We have responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for electrocardiogram, or ECG, effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

We believe that the data contained in the NDA, together with the data from the cardiac study that we submitted, are sufficient to support a determination by the FDA that Silenor can be approved for the treatment of insomnia. We believe that Silenor is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market. Based on data from IMS Health, in 2008 the prescription market for the treatment of insomnia grew approximately 7% compared to 2007 to more than 63 million prescriptions. According to IMS Health, the insomnia market accounted for more than $2 billion in sales in 2008 despite the introduction in April 2007 of generic versions of Ambien, which was the leading prescription product at the time.

We have undertaken activities to prepare for the commercial launch of Silenor if it is approved by the FDA. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor.

Silenor for Insomnia

According to the American Psychiatric Association, approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that approximately 20% of those who suffer from insomnia are treated with prescription medications. We believe that Silenor, if it is approved by the FDA, has the potential to offer significant benefits to patients with insomnia.

We in-licensed the patents and the development and commercial rights to Silenor and we are developing the product candidate for the U.S. market. Silenor is an oral tablet formulation of doxepin at strengths of 1 mg, 3 mg, and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day and is indicated for the treatment of depression and anxiety. Doxepin has a well-established safety profile, but it has a range of pharmacologic effects at high doses that were not observed in our clinical development program. Our clinical trials for Silenor demonstrated a favorable safety and tolerability profile, including a low dropout rate, an adverse event profile comparable to placebo, no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects.

Silenor binds to H1 receptors in the brain and blocks histamine, which is believed to play an important role in the regulation of sleep. The leading approved insomnia medications, Ambien, Sonata and Lunesta, work by binding and activating a different set of brain receptors known as gamma aminobutyric acid, or GABA, receptors. Currently approved GABA receptor-activating drugs are designated by the Drug Enforcement Administration, or DEA, as Schedule IV controlled substances, which require additional registration and administrative controls.

Our NDA for Silenor includes the data from our completed clinical program for Silenor, which included six randomized, double-blind, placebo-controlled, multi-center clinical trials designed to assess the efficacy and safety of Silenor for the treatment of insomnia. All of the clinical trials demonstrated statistically significant differences relative to placebo on their primary endpoints and multiple secondary endpoints. We have also submitted to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

In addition, our NDA submission for Silenor included data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of Silenor, which were undertaken based on a request from the FDA. In later correspondence, the FDA indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates in the central nervous system therapeutic area. Our near-term focus is on seeking regulatory approval for and planning for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor. Specifically, we intend to:

•	Maximize the value of Silenor. We have successfully completed our four Phase 3 clinical trials for Silenor in the treatment of insomnia. We designed our Phase 3 clinical program with the goal of facilitating regulatory approval for this product candidate. We believe that the data contained in the NDA, together with the data from the cardiac study that we submitted in response to the complete response letter that we received from the FDA in February 2009, are sufficient to support a determination by the FDA that Silenor can be approved for the treatment of insomnia. We believe that Silenor is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market. We have undertaken activities to prepare for the commercial launch of Silenor. We continue to engage in discussions with third parties relating to the commercialization of Silenor. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

•	Selectively evaluate other products and late-stage product candidates that are differentiated. We intend to selectively evaluate products and product candidates that are differentiated and meet unmet medical needs in the central nervous system therapeutic area. We believe this therapeutic area is an excellent focal point for a specialty pharmaceutical company, as drugs treating diseases and disorders of the central nervous system represent significant market opportunities. To reduce risks, costs and time-to-market, we would focus our efforts on currently-marketed products and late-stage product candidates.

•	Establish collaborations and outsourcing arrangements. We intend to seek opportunities to enter into strategic collaborations and outsourcing arrangements to drive growth and profitability. We believe that leveraging the capabilities of third parties will allow us to add efficiency to our operations.

Silenor (doxepin) for Insomnia

Disease Background and Market Opportunity

Sleep is essential for human performance, general health and well-being. Insomnia, the most common sleep complaint across all stages of adulthood, is a condition characterized by difficulty falling asleep, waking frequently during the night or too early, or waking up feeling unrefreshed. According to the American Psychiatric Association, approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that only approximately 20% of those who suffer from insomnia are currently treated with prescription medications. Chronic insomnia, insomnia lasting more than four weeks, is often associated with a wide range of adverse conditions, including mood disturbances, difficulties with concentration and memory, and certain cardiovascular, pulmonary and gastrointestinal disorders. Chronic sleep deprivation has also been associated with an increased risk of depression, diabetes and obesity, among other disorders. The National Institutes of Health 2005 State-of-the-Science Conference statement on the treatment of insomnia stated that estimates placed the direct and indirect annual costs of chronic insomnia at tens of billions of dollars, but cautioned that such estimates were based on many assumptions and varied extensively.

The U.S. market for prescription products to treat insomnia grew to approximately 63 million prescriptions in 2008 according to IMS Health, a growth rate of 7% for the year. According to IMS Health, the insomnia market accounted for more than $2 billion in sales in 2008 despite the introduction in April 2007 of generic versions of Ambien, which was the leading prescription product at the time. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a new, controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use.

Other sedative hypnotics and insomnia treatments, including: GABA-receptor agonists such as Lunesta, and Sonata, melatonin agonists such as Rozerem, several hypnotic benzodiazepines such as temazapam (Restoril) and flurazepam (Dalmane), and sedating antidepressants such as trazodone (Desyrel) account for the remaining prescriptions.

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

In our market research, physicians indicated that they would prefer to prescribe sleep medications for their patients that provided a full seven to eight hours of sleep, that removed any risk of dependency and that minimized known side effects of many of the currently prescribed products such as memory impairment, hallucinations and complex sleep behaviors. Our completed Phase 3 clinical trial program demonstrated that patients slept seven to eight hours with no evidence of dependence, tolerance, withdrawal, memory impairment, hallucinations or complex sleep behaviors. When presented with this product profile, the surveyed physicians indicated that Silenor could become the most widely prescribed insomnia product in their practice.

We believe that the introduction of new prescription treatments having different clinical profiles from currently marketed products, coupled with the increased awareness at both the patient and physician levels that a chronic sleep deprivation can lead to deleterious health consequences, will translate into an increase in the treatment of insomnia and resultant prescription market growth.

Limitations of Current Therapies

According to the 2007 Sleep in America Poll, 65% of respondents reported experiencing insomnia symptoms a few nights a week. Of those, 71% of respondents often experienced awakenings during the night and waking up too early without being able to go back to sleep (sleep maintenance), and 26% had difficulty falling asleep (sleep onset). Historically, insomnia therapies have addressed sleep onset rather than sleep maintenance and duration. Only recently have therapies been approved with indications for sleep maintenance, although the ability of available drugs to maintain sleep throughout the night without unwanted next-day residual effects remains limited.

While there are a number of products currently available for the treatment of insomnia, we believe that the market is still underserved due in part to the limitations of current therapies. Our market research indicates that less than one-third of patients being treated for insomnia with prescription medications claimed they were very satisfied with their current treatment, and only 12% of patients claimed that their insomnia was well controlled. The high level of dissatisfaction is frequently attributed to characteristics associated with many of the currently marketed products. For example, almost one-third of patients claimed they woke feeling groggy, and 33% claimed to have suffered from memory impairment at some time after taking medication, with almost 80% reporting that they found memory lapse somewhat or very scary. Additionally, 24% of patients on prescription insomnia medication claimed that they were dependent on their medication and could not sleep without it.

As noted above, millions of people with insomnia currently do not take prescription medication to treat their disorder. In our market research, 28% of people suffering from insomnia cited fear of addiction as the reason they did not seek prescription treatment, which was the most cited reason. Almost 10% of respondents suggested they do not use prescription treatments because they are worried about safety issues. Many of these people take over-the-counter, or OTC, medication in an attempt to help them sleep. However, in our market research almost one-third of patients claimed their OTC medication did not work for them and 25% claimed that they woke feeling groggy.

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

We believe that the clinical profile of Silenor can address each of these concerns. When presented with the Silenor clinical profile in one of our market research studies, all participants indicated a willingness to try Silenor. In addition, when these participants were asked to rate whether the product met all of their desired characteristics for the treatment of insomnia, 90% of them rated Silenor either a 9 or 10 on a ten point scale (with 10 being the highest rating).

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

Drugs currently prescribed for insomnia may be associated with many unwanted side effects, such as dry mouth, unpleasant taste, blurred vision, residual next-day effects, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects. We believe that drugs with improved tolerability would be well received by both physicians and patients and will have the potential to accelerate the growth in the market.

Silenor and its Advantages

Based on the results of our clinical development program, we believe that Silenor could offer a number of advantages, if it is approved by the FDA:

•	Non-scheduled. Doxepin, at higher dosages, is not a scheduled drug. Additionally, the doxepin package insert states that doxepin has not been demonstrated to produce the physical tolerance or psychological dependence associated with addictive compounds. Because doxepin is the sole active ingredient in Silenor, we believe that Silenor will likewise be a non-scheduled drug. The FDA has indicated that it will recommend that Silenor not be scheduled. Assuming Silenor is not a Schedule IV controlled substance, it will be able to be freely sampled, facilitating initial physician and patient trial.

•	Safety and tolerability. In our clinical trials for Silenor, there was a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects, and we did not observe any amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects or any effect on QT interval prolongation. In addition, high-dose doxepin has been prescribed for over 37 years for depression at up to 50 times our proposed maximum dosage for the treatment of insomnia.

•	Efficacy. In each of the six well-controlled clinical trial contained in our clinical development program for Silenor, Silenor demonstrated statistically significant improvements compared to placebo on the primary endpoint and multiple secondary endpoints. Our clinical development program evaluated Silenor in both adults and the elderly, as well as for the treatment of both chronic and transient insomnia.

Silenor is an oral tablet formulation of doxepin at strengths of 1 mg, 3 mg and 6 mg. Doxepin belongs to a class of psychotherapeutic agents known as dibenzoxepin tricyclic compounds. Doxepin was first approved by the FDA in 1969 and was originally marketed by Pfizer Inc. under the brand name Sinequan. Doxepin is currently available in oral capsule form for depression and anxiety at strengths ranging from 10 mg to 150 mg, and in solution form at a concentration of 10 mg/mL. Therapeutic dosages of doxepin for its indicated uses range from 75 mg to 300 mg daily, and at these dosages, doxepin exhibits potent sedative properties. However, the available strengths of doxepin are seldom used in the treatment of insomnia as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS data, doxepin accounted for less than 0.2% of the insomnia prescriptions written during 2008. We believe that doxepin at low dosages does not exhibit the same pharmacologic effects as high-dose doxepin, and in our clinical development program we observed a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects. It has been hypothesized that doxepin’s sleep promoting effects derive primarily from potent H1 histamine-blocking properties. It is believed that the drug does not work via any of the GABA receptors and, according to its FDA-approved labeling, does not appear to have any potential for dependency, addiction or abuse.

Phase 3 Clinical Trial Results

We completed four Phase 3, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical trials designed to assess the efficacy and safety of Silenor for the treatment of insomnia. In each of these clinical trials, Silenor demonstrated statistically significant results in meeting the designated primary and multiple secondary endpoints. The clinical trials consisted of:

•	a five-week clinical trial that enrolled adults (229) with chronic insomnia which evaluated Silenor in the sleep laboratory setting;

•	a one-night clinical trial that enrolled healthy adults (565) experiencing transient insomnia which evaluated Silenor in the sleep laboratory setting;

•	a four-week clinical trial that enrolled elderly patients (255) with primary sleep maintenance insomnia which evaluated Silenor in an outpatient setting; and

•	a twelve-week clinical trial that enrolled elderly patients (240) with chronic primary insomnia which evaluated Silenor in both the sleep laboratory and an outpatient setting.

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

Phase 3 Clinical Trial of Adults with Chronic Insomnia

Our first completed Phase 3 clinical trial for Silenor was a randomized, double-blind, placebo-controlled, parallel-group, multi-center 35-day clinical trial designed to assess the efficacy and safety of 3 mg and 6 mg dose levels of Silenor in adults with primary insomnia characterized by sleep maintenance difficulties in a sleep laboratory setting. This clinical trial enrolled 229 adult male and female patients with chronic primary insomnia as defined by the Diagnostic and Statistics Manual, Fourth Edition. The primary endpoint was wake after sleep onset, or WASO, which is defined as the number of minutes a patient is awake from the time the patient initially falls asleep until the end of the evaluation period. WASO is the FDA’s preferred endpoint for the purpose of demonstrating sleep maintenance in sleep laboratory studies. We also evaluated total sleep time, or TST, which is the total minutes of sleep recorded; sleep efficiency, or SE, which is the total minutes of sleep divided by the total minutes in bed (8 hours); and latency to persistent sleep, or LPS, which is the number of minutes it takes to achieve persistent sleep. We also evaluated a number of patient-reported sleep outcomes including subjective total sleep time, or sTST, which is the patient’s estimate of TST, subjective wake after sleep onset, or sWASO, which is the patient’s estimate of WASO, and latency to sleep onset, or LSO, which is the patient’s estimate of how long it took to fall asleep.

The objective sleep efficacy parameters are illustrated in the following diagram:

The above diagram assumes two awakenings: one of “X” minutes duration and one of “Y” minutes duration. The actual number and length of awakenings during the night will vary by patient.

Results of this Phase 3 clinical trial can be summarized as follows:

Wake After Sleep Onset.  Silenor demonstrated improvement in mean WASO of 25 minutes for 3 mg (p<0.0001) and 30 minutes for 6 mg (p<0.0001) versus placebo at the initial treatment period, which was the primary analysis of the primary endpoint. Statistical significance versus placebo was maintained at both doses for all time points, with WASO improving 15 minutes for Silenor 3 mg (p=0.0299) and 21 minutes for Silenor 6 mg (p=0.0012) versus placebo at the final time point.

Total Sleep Time.  Improvement on TST was statistically significant (p<0.0001) for both doses at the initial treatment period, with TST being 374 minutes for placebo, 415 minutes for Silenor 3 mg and 421 minutes for Silenor 6 mg. After four weeks of nightly administration, improvement in TST remained statistically significant for both doses relative to placebo, with TST being 391 minutes for placebo, 408 minutes for Silenor 3 mg (p=0.0262) and 419 minutes for Silenor 6 mg (p=0.0003).

Subjective Wake After Sleep Onset.  Silenor demonstrated improvement in mean sWASO of 18 minutes for 3 mg (p=0.0005) and 19 minutes for 6 mg (p=0.0007) versus placebo at the initial treatment period. Although the sWASO values for 3 mg and 6 mg generally remained improved from baseline after four weeks of nightly administration, statistical significance was not achieved at the later time points largely due to a substantial placebo response.

Subjective Total Sleep Time.  Silenor demonstrated improvement in mean sTST of 23 minutes for 3 mg (p=0.0088) and 22 minutes for 6 mg (p=0.0135) versus placebo at the initial treatment period. Although the sTST values for 3 mg and 6 mg generally remained improved from baseline after four weeks of nightly administration, statistical significance was not achieved at the later time points largely due to a substantial placebo response.

Sleep Efficiency.  Silenor demonstrated SE results that were statistically significant and consistent with those observed for TST. In the final third of the night, Silenor generally demonstrated statistically significant improvement in Sleep Efficiency versus placebo for each dose.

Sleep Onset.  Silenor demonstrated a statistically significant reduction in LPS for both doses at the initial treatment period. Compared to LPS for placebo of 45 minutes, LPS for both 3 mg and 6 mg Silenor was 27 minutes (p=0.011 and p=0.0018, respectively) on the first night of treatment. Although the LPS values for 3 mg and 6 mg generally remained improved from baseline after four weeks of nightly administration, statistical significance was not achieved at the later time points largely due to a substantial placebo response. Statistical significance relative to placebo was not observed on LSO in this study.

Safety.  Both doses of Silenor were well tolerated. Side effects in the Silenor groups were comparable to placebo and there were no statistically significant differences versus placebo in next day residual measures.

There was no evidence of tolerance to Silenor over the treatment period and sleep stages were preserved. Rebound insomnia, withdrawal effects, memory impairment, weight gain and anticholinergic effects were not observed.

Phase 3 Clinical Trial of Transient Insomnia

Our second completed Phase 3 clinical trial for Silenor was a randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial that enrolled 565 adults in a sleep laboratory setting using a phase-advance, first night assessment model of induced transient insomnia. Efficacy assessments evaluated both objective and subjective measures of sleep. The primary endpoint was LPS. LPS is the FDA’s preferred endpoint for the purpose of demonstrating sleep onset in sleep laboratory studies. We also evaluated a number of other sleep outcomes, including LSO, WASO, TST, sWASO, sTST and SE. Results of this Phase 3 clinical trial can be summarized as follows:

Latency to Persistent Sleep.  Silenor demonstrated a statistically significant improvement in LPS, which was the primary endpoint. Compared to LPS for placebo of 34 minutes, LPS for 6 mg Silenor was 21 minutes (p<0.0001).

Latency to Sleep Onset.  Improvement in LSO was statistically significant, with LSO being 48 minutes for placebo and 32 minutes for Silenor (p<0.0001).

Wake After Sleep Onset.  Silenor demonstrated a statistically significant improvement in WASO, with WASO being 78 minutes for placebo and 38 minutes for Silenor (p<0.0001).

Total Sleep Time.  Improvement of TST was statistically significant (p<0.0001), with TST being 374 minutes for placebo and 425 minutes for Silenor.

Subjective Wake After Sleep Onset.  Silenor demonstrated a statistically significant improvement in sWASO, with sWASO being 37 minutes for placebo and 26 minutes for Silenor (p=0.0063).

Subjective Total Sleep Time.  Improvement on sTST was statistically significant (p<0.0001), with sTST being 394 minutes for placebo and 427 minutes for Silenor.

Sleep Efficiency.  Silenor achieved statistically significant results compared to placebo in SE for the entire night and in each third of the night.

Safety.  Silenor was well tolerated in this clinical trial. The incidence of adverse events was low and comparable to placebo. There were no reports of amnesia, memory impairment, or anticholinergic effects, and there were no clinically meaningful effects on measures of next day impairment.

Phase 3 Clinical Trial of Elderly Patients with Primary Sleep Maintenance Insomnia in an Outpatient Setting

Our third completed Phase 3 clinical trial for Silenor was a randomized, double-blind, placebo-controlled, multi-center, parallel group outpatient clinical trial designed to assess the efficacy and safety of 6 mg of Silenor in elderly patients with primary sleep maintenance insomnia. The clinical trial enrolled 255 elderly subjects with at least a three month history of insomnia. Safety and efficacy were evaluated over a four week period. The primary endpoint was sTST. We also evaluated a number of other sleep outcomes, including WASO, LSO and Clinical Global Impression, or CGI, which can be either a patient-reported rating of the patient’s improvement over time, or a clinician-reported rating of the patient’s severity of illness and improvement over time.

Results of this Phase 3 clinical trial can be summarized as follows:

Subjective Total Sleep Time.  Silenor demonstrated a statistically significant improvement compared to placebo in sTST as measured at week one. Improvement compared to baseline at week one was 23 minutes for placebo and 52 minutes for Silenor (p<0.0001). Statistical significance was maintained for all time points measured throughout the four week treatment period. At week four, improvement compared to baseline at week one was 43 minutes for placebo and 63 minutes for Silenor (p=0.0017).

Subjective Wake After Sleep Onset.  Silenor achieved a statistically significant improvement compared to placebo in sWASO at week one (p<0.0001). This effect was maintained at the four week time point. Improvement in sWASO compared to baseline at week one was 15 minutes for placebo and 37 minutes for Silenor (p<0.0001). At week four, improvement compared to baseline was 33 minutes for placebo and 50 minutes for Silenor (p=0.0026).

Latency to Sleep Onset.  Silenor also demonstrated improvements relative to baseline in LSO. This improvement was sustained throughout the four week treatment period, but statistical significance relative to placebo was not demonstrated.

Patient-Reported Clinical Global Impression.  Silenor achieved statistically significant improvements relative to placebo for patient-reported CGI measuring the percentage of patients reporting reduced time to fall asleep. These differences were statistically significant at weeks 2, 3 and 4.

Safety.  Silenor was well tolerated in this clinical trial. The incidence of adverse events was generally comparable to placebo and there were no reports of amnesia, memory impairment or weight gain.

Phase 3 Clinical Trial of Long-Term Dosing of Elderly Patients with Chronic Primary Insomnia

Our fourth and final completed Phase 3 clinical trial for Silenor was a randomized, double-blind, placebo-controlled, multi-center, parallel group clinical trial designed to assess the efficacy and safety of 1 mg and 3 mg of Silenor in elderly patients with chronic primary insomnia. The clinical trial enrolled 240 elderly subjects, and efficacy assessments evaluated both objective sleep laboratory and subjective measures of sleep. Subjective efficacy assessments were made both in the sleep laboratory and on an outpatient basis. Safety and efficacy were evaluated over a 12 week period, which we believe represents the longest clinical trial reported to date for insomnia that evaluated efficacy in both the sleep laboratory and outpatient settings. The primary endpoint was WASO. We also evaluated a number of other sleep outcomes, including TST, LPS, SE, sTST, LSO and CGI. Results of this Phase 3 clinical trial can be summarized as follows:

Wake After Sleep Onset.  Silenor demonstrated a statistically significant improvement compared to placebo in WASO as measured at night one, for both doses studied (1 mg: p=0.0053; 3 mg: p<0.0001), with WASO decreasing from 109 minutes for placebo to 92 minutes for Silenor 1 mg and to 75 minutes for Silenor 3 mg. Statistical significance for this endpoint was also achieved at the end of the 12 week treatment period for both doses studied (1 mg: p=0.0330; 3 mg: p<0.0001). Improvement of WASO compared to baseline at night one was 28 minutes for Silenor 1 mg and 43 minutes for Silenor 3 mg. At night 85, improvement compared to baseline was 23 minutes for Silenor 1 mg and 42 minutes for Silenor 3 mg.

Total Sleep Time.  Improvement of TST was statistically significant for both doses at the initial time point. After 12 weeks of nightly administration, improvement of TST remained statistically significant for both doses relative to placebo. Improvement of TST compared to baseline at night one was 37 minutes for Silenor 1 mg and 56 minutes for Silenor 3 mg. At night 85, improvement compared to baseline was 38 minutes for Silenor 1 mg and 47 minutes for Silenor 3 mg.

Latency to Persistent Sleep.  Silenor demonstrated improvements relative to baseline in LPS for both doses. These improvements were maintained after 12 weeks of nightly administration. Statistical significance relative to placebo was not observed at either time point. Improvement of LPS compared to baseline at night one was 7 minutes for Silenor 1 mg and 13 minutes for Silenor 3 mg. At night 85, improvement compared to baseline was 16 minutes for Silenor 1 mg and 4 minutes for Silenor 3 mg.

Sleep Efficiency.  Both doses of Silenor achieved a statistically significant improvement compared to placebo in SE at the first time point. These effects were also statistically significant at the last time point following 12 weeks of nightly administration. Both doses of Silenor also achieved statistically significant results compared to placebo in SE for the final third of the night as measured at the first time point. This effect was maintained throughout the clinical trial for the 3 mg dose.

Subjective Wake After Sleep Onset.  Silenor demonstrated a decrease relative to baseline in sWASO measured in the sleep laboratory for both doses. In this clinical trial sWASO was not measured in the outpatient setting. These reductions were maintained after 12 weeks of nightly administration. Statistical significance relative to placebo was not observed at the initial time point, but was achieved at the 12-week timepoint for both doses. The decrease of sWASO compared to baseline at night one was 15 minutes for Silenor 1 mg and 29 minutes for Silenor 3 mg. At night 85, the decrease from baseline was 41 minutes for Silenor 1 mg and 35 minutes for Silenor 3 mg.

Subjective Total Sleep Time.  Silenor demonstrated an increase relative to baseline in sTST measured in the sleep laboratory for both doses in both the outpatient and sleep laboratory settings. These increases were maintained after 12 weeks of nightly administration. In the sleep laboratory setting, statistical significance relative to placebo was not observed at the initial time point, but was achieved at the 12-week timepoint for both doses. In the outpatient setting, statistical significance relative to placebo was observed at the initial time point for the 3 mg dose only, and was achieved at the 12-week timepoint for both doses. In the outpatient setting, the increase of sTST compared to baseline at night one was 22 minutes for Silenor 1 mg and 48 minutes for Silenor 3 mg, and at night 85, the increase from baseline was 74 minutes for Silenor 1 mg and 81 minutes for Silenor 3 mg. In the sleep laboratory setting, the increase of sTST compared to baseline at night one was 13 minutes for Silenor 1 mg and 32 minutes for Silenor 3 mg, and at night 85, the increase from baseline was 48 minutes for Silenor 1 mg and 39 minutes for Silenor 3 mg.

Latency to Sleep Onset.  Silenor achieved statistically significant results compared to placebo in LSO in the outpatient setting for the 3 mg dose. Both doses achieved a statistically significant improvement at week four and at the last time point following 12 weeks of nightly administration.

Patient-Reported Clinical Global Impression.  Silenor achieved statistically significant improvements relative to placebo for patient-reported CGI measuring the percentage of patients reporting improved sleep. These differences were statistically significant for the 1 mg dose at nights 57 and 85, and for the 3 mg dose at all time points assessed.

Clinician-Reported Clinical Global Impression.  Silenor achieved improvements relative to placebo for clinician-reported CGI measuring the percentage of patients with a moderate or marked improvement. These improvements relative to placebo were observed at nights 29, 57 and 85 for the 1 mg dose, and at all time points measured for the 3 mg dose. We did not assess these variables for statistical significance.

Safety.  Silenor was well tolerated in this clinical trial. The incidence of adverse events was comparable to placebo. There were no statistically significant differences relative to placebo in next day residual effects. No amnesia or memory impairment was reported in the Silenor treated group, and there were no differences compared to placebo in weight gain.

Phase 2 Clinical Trial Results

Prior to the initiation of our Phase 3 clinical trial program for Silenor, we completed two Phase 2 randomized, multi-center, double-blind, placebo-controlled, dose-response clinical trials in a sleep laboratory setting in patients with primary sleep maintenance insomnia. One clinical trial evaluated Silenor in adults and the other in the elderly. The goal of these clinical trials was to evaluate a range of sleep efficacy parameters, and to evaluate the safety and tolerability profile of various strengths of doxepin (1 mg, 3 mg and 6 mg). All patients participated in four double-blind treatment periods (three dosages of low-dose doxepin as well as placebo) using a crossover design. Each patient received, in a random fashion, all clinical trial doses including placebo in a sleep laboratory setting, and the clinical trial included a five-or 12-day drug-free period between each dose designed to assure drug clearance.

Results of the Phase 2 clinical trials can be summarized as follows:

Adult Phase 2 Clinical Trial (67 patients)

Wake After Sleep Onset.  WASO at all tested dosages of Silenor (1 mg, 3 mg and 6 mg) showed statistically significant improvements as compared to placebo (1 mg: p=0.009; 3 mg and 6 mg: p<0.0001). The mean number of minutes of WASO for placebo was 61 minutes, as compared to 47 minutes at 1 mg, 39 minutes at 3 mg and 38 minutes at 6 mg dosages of Silenor.

Total Sleep Time.  TST improved significantly at all Silenor dosages (1 mg: p=0.0005; 3 mg and 6 mg: p<0.0001) as compared to placebo. The mean number of minutes of TST for placebo was 390 minutes, as compared to 408 minutes at 1 mg, 415 minutes at 3 mg and 418 minutes at 6 mg dosages of Silenor.

Sleep Efficiency.  SE was measured for the entire night, and analyzed for the initial, middle and final thirds of the night. All dosage levels of Silenor showed a significant improvement in SE for the entire night (1 mg: p=0.0005; 3 mg and 6 mg: p<0.0001). As measured in percentages, the mean SE for placebo was 81.2%, as compared to 84.9% at 1 mg, 86.5% at 3 mg and 87.2% at 6 mg dosages of Silenor. Silenor showed a positive effect on SE in the first and middle thirds of the night. Even in the last third of the night, when many insomnia patients tend to wake up and are unable to fall back asleep, Silenor at all dosages significantly improved SE (p<0.0001) as compared to placebo. In the final third of the night, the mean SE for placebo was 79.6%, as compared to 86.8% at 1 mg, 88.2% at 3 mg and 89.3% at 6 mg dosages of Silenor.

Sleep Onset.  LPS improved numerically over placebo, but did not reach statistical significance. Patients’ subjective assessment of LSO was superior to placebo at all dosages, reaching statistical significance at 6 mg (p<0.03). The mean number of minutes for LSO was 50 minutes for placebo, as compared to 47 minutes at 1 mg, 45 minutes at 3 mg and 43 minutes at 6 mg dosages of Silenor.

Other Parameters.  Other objective and subjective parameters, such as Wake Time During Sleep, or WTDS, and subjective TST were generally consistent with the above-described results.

Safety.  Silenor was well tolerated at all dosages evaluated. The number of patients reporting adverse events, as well as the incidence and nature of adverse events, was similar across all dosages of Silenor and placebo. There were no reports of memory impairment and no serious adverse events. There were no clinically relevant changes noted in laboratory parameters, ECGs, vital signs, physical examinations or neurological assessments. Tests specifically administered to assess hangover/residual effects exhibited no significant differences versus placebo.

Elderly Phase 2 Clinical Trial (76 patients)

Wake After Sleep Onset.  WASO at all tested dosages of Silenor (1 mg, 3 mg and 6 mg) produced statistically significant improvements as compared to placebo (p<0.0001). The mean number of minutes of WASO for placebo was 98 minutes, as compared to 80 minutes at 1 mg, 71 minutes at 3 mg and 64 minutes at 6 mg dosages of Silenor.

Total Sleep Time.  TST improved significantly at all Silenor dosages (p<0.0001) as compared to placebo. The mean number of minutes of TST for placebo was 361 minutes, as compared to 377 minutes at 1 mg, 391 minutes at 3 mg and 398 minutes at 6 mg dosages of Silenor.

Sleep Efficiency.  SE for the entire night was significantly improved for all dosages (p<0.0001) versus placebo. As measured in percentages, the mean SE for placebo was 75.1%, as compared to 78.6% at 1 mg, 81.4% at 3 mg and 83.0% at 6 mg dosages of Silenor. Silenor showed a positive effect on SE in the first and middle thirds of the night. In the final third of the night, 3 mg and 6 mg dosages showed significantly improved SE versus placebo (p<0.0001). In the final third of the night, the mean SE for placebo was 69.2%, as compared to 73.0% at 1 mg, 78.9% at 3 mg and 80.8% at 6 mg dosages of Silenor.

Sleep Onset.  Silenor improved LPS numerically as compared to placebo. Subsets analyses of patients with greater difficulty falling asleep at baseline suggest a more pronounced effect of Silenor versus placebo. LSO demonstrated a statistically significant improvement (p<0.02) at the 6 mg dosage as compared to placebo. The mean number of minutes for LSO was 46 minutes for placebo and 34 minutes for the 6 mg dosage of Silenor.

Safety.  Silenor was well tolerated at all dosages. The number of patients reporting adverse events, as well as the incidence and nature of adverse events, was similar across all dosages of Silenor and comparable to placebo. There were no reports of memory impairment, and no drug-related serious adverse events. There were no clinically relevant changes noted in laboratory parameters, vital signs, physical examinations, neurological assessments or ECGs. Results of tests specifically administered to assess hangover/residual effects exhibited no significant differences versus placebo.

Electrocardiogram Study Results

We also voluntarily completed a standard clinical trial of doxepin designed to evaluate the potential for ECG effects. We initiated this clinical trial in the second quarter of 2008. The clinical trial design incorporated the FDA’s guidance for industry as well as input from consultation with several experts experienced in the design and analysis of ECG studies.

This clinical trial enrolled approximately 200 subjects and included both a placebo control group and an active control group dosed with moxifloxacin. We evaluated the ECG effects of doxepin following multiple dose administrations and included both Silenor 6 mg and a dose of 50 mg in order to achieve exaggerated exposure conditions. The primary endpoint of this clinical trial was duration of the cardiac QT interval corrected for heart rate, or QTc. The results of this clinical trial demonstrated that Silenor had no effect on QTc interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

The primary analysis of the primary endpoint was time-matched change from baseline in QTc using an individualized correction method, or QTcI. On this analysis, both doses of doxepin demonstrated no differences relative to placebo. The same result was obtained using time-averaged analysis of QTcI for both doses. In addition, in accordance with FDA regulatory guidance, we performed standard categorical analyses to determine whether any subjects had an increase in QTcI of more than 30 or 60 ms from baseline and also to determine whether the absolute QTcI value exceeded 480 or 500 ms at any time point after dosing. Doxepin did not exceed any of the aforementioned categorical thresholds for either dose. Other secondary analyses were conducted and were also consistent with the primary analysis.

In addition, at the doses used in this clinical trial doxepin had no effects on any other studied ECG parameters. The active and placebo control groups performed as expected and provided support that this was a valid and well controlled clinical trial.

Regulatory Status and Non-clinical Development Program

We submitted our NDA for Silenor under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, an approach to seek regulatory approval for, among other things, new indications of drugs which have previously been approved by the FDA. The process allows a company to rely on published literature reports or the FDA’s findings of safety and efficacy for a previously-approved drug for which the company does not have a right of reference. Filers relying on this approach may not be required to duplicate some previously conducted research, accordingly saving time and money. In addition, these filers may qualify for a period of three-year marketing exclusivity for a new condition of approval.

We submitted our NDA for Silenor (doxepin) to the FDA on January 31, 2008. The FDA accepted the NDA for filing effective March 31, 2008. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA by December 1, 2008. However, in November 2008, the FDA indicated that its review of the NDA would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009.

On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor. We believe that a discussion with the FDA will be necessary to gain a complete understanding of the implications of the issues raised in the complete response letter, and we have scheduled a meeting with the FDA for April 6, 2009.

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We have responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

In addition to the results of our six well-controlled clinical studies of Silenor, our NDA submission also included data from our non-clinical development program, including the genotoxicity, reproductive toxicology and 26-week transgenic mouse carcinogenicity non-clinical studies of Silenor, which were undertaken based on a request from the FDA. Since that request, the FDA has indicated that it may accept the results of a shorter-term carcinogenicity study for approval of the NDA and allow the standard two-year carcinogenicity study to be completed as a post-approval commitment. We continue to plan to submit the results of the standard two-year carcinogenicity study as a post-approval commitment. We initiated that study, which is a two-year carcinogenicity study in rats, in August 2007 and expect results in the first quarter of 2010.

Commercialization Strategy

We believe that the commercial success of Silenor will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent more than 30% of the total prescriptions for the top deciles of prescribers of insomnia treatments.

We have undertaken activities to prepare for the commercial launch of Silenor. We continue to engage in discussions with third parties relating to the commercialization of Silenor. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

Technology In-Licenses

Silenor Agreements

In a license agreement entered into in August 2003, as amended in October 2003 and September 2006, we acquired the exclusive, worldwide license from ProCom One, Inc., or ProCom, to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although our license to the low-dose doxepin patents is a worldwide license, we currently intend to develop and commercialize Silenor in the United States only, since patent protection for the current dosage form is limited to the United States. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable at any time by us with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within

90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party.

As consideration for the license, we paid $100,000 as an option payment and $400,000 as the first milestone payment for a total of $500,000 for the period ended December 31, 2003. We paid $500,000 in January 2005 and an additional $500,000 in December 2006 in connection with the achievement of milestones. A future payment of $1.0 million would be payable upon approval of our NDA for Silenor by the FDA. We are also obligated to pay a royalty on worldwide net sales of the licensed products. We have the right to grant sublicenses to third parties. We also issued 84,000 shares of common stock to ProCom One contemporaneously with our Series A preferred stock financing.

In October 2006, we entered into a supply agreement pertaining to a certain ingredient used in our formulation for Silenor. In August 2008, we amended our supply agreement to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the supply agreement, we made an upfront license payment of $150,000 and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

Nalmefene Agreements

In November 2004, we entered into an agreement with BioTie Therapies Corp., or BioTie, for the license of oral nalmefene hydrochloride for the treatment of impulse control disorders and substance abuse disorders. The term of the license was to extend through the expiration of the licensed rights which was expected to occur in 2017. Pursuant to the license agreement, we paid BioTie $3.2 million during 2004. In December 2006, we received the results from our Phase 2/3 clinical trial evaluating nalmefene for the treatment of pathological gambling which did not show a statistically significant improvement compared to placebo. We analyzed the results and made the determination not to move forward with further development of nalmefene for the treatment of impulse control disorders or substance abuse disorders. In March 2009, we and BioTie entered into an agreement to mutually terminate the license agreement. Pursuant to this agreement, BioTie agreed to pay us a $1.0 million termination fee. There are no further obligations under this license agreement.

During 2005, we entered into a license agreement with the University of Miami for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence. The term of the license extends generally through the expiration of the patent, which is expected to occur in 2016, and potentially longer under certain circumstances. The agreement is terminable by us at any time with 60 days written notice. The University of Miami may terminate the agreement upon a material breach of the agreement, provision of a false report, or the insolvency or certain bankruptcy proceedings against us. We made immaterial payments to the University of Miami during 2008, 2007, and 2006, and are obligated to make immaterial future annual payments. We are required to pay a royalty on net sales of the licensed product in the United States, subject to credits for prior annual payments already made. In July 2006, we received the results from our exploratory trial evaluating nalmefene for smoking cessation which showed positive results.

Intellectual Property

Silenor

We are the exclusive licensee of four U.S. patents from ProCom One claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020.

U.S. Patent No. 5,502,047, “Treatment For Insomnia,” claims the treatment of chronic insomnia using doxepin and expires in March 2013. Due to some prior art that we identified, we initiated a reexamination of our “Treatment For Insomnia” patent. The reexamination proceedings terminated and the USPTO issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients and for patients with insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosages above 10 mg. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding. Because we are seeking to develop Silenor for indications consistent with the subject matter of our patent claims, we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling.

Additionally, we have the exclusive license from ProCom One to a third patent in the series, U.S. Patent No. 5,643,897, which is a divisional of the ’047 patent and claims the treatment of chronic insomnia using amitriptyline, trimipramine, trazodone and mixtures thereof in a daily dosage of 0.5 mg to 20 mg. This patent expires in March 2013. A fourth patent to which we have an exclusive license from ProCom One, U.S. Patent No. 6,344,487, claims a method of treating insomnia with low dosage forms (0.5 mg to 10 mg) of nortriptyline. This patent expires in June 2020. In addition, pursuant to our agreement with a supplier for a key ingredient used in our formulation of Silenor, we have the exclusive right to use this ingredient in combination with doxepin, and the exclusive license to the related patents and patent applications. We intend to list certain of these issued patents in the FDA’s publication “Approved Drug Product with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.

We have filed multiple patent applications resulting from unexpected findings from our development program. A brief summary of the content of these patent applications includes:

•	Methods of improving pharmacokinetics,

•	Formulations and manufacturing processes,

•	Methods of preventing early awakenings and improving sleep efficiency,

•	Methods of treating insomnia without sedative tolerance, rebound insomnia or weight gain, and

•	Methods of treating insomnia in the elderly.

We intend to include these findings in our proposed label and, if the patents issue, to list them in the FDA’s Orange Book. The combination of these patents, if issued, and our proposed label could result in our patent protection being extended to 2028.

We have also filed multiple patent applications relating to potential future products containing doxepin for the treatment of insomnia. A brief summary of the content of these patent applications includes:

•	Orally disintegrating formulations,

•	Combination drug formulations, and

•	Method of treating insomnia with ultra low dose doxepin.

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

No assurance can be given that patents issued to third-parties do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products or product candidates or methods. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege that they have patent rights encompassing our products or product candidates or methods.

Research and Development

Our research and development expenses were $16.5 million in 2008, $12.7 million in 2007, and $37.5 million in 2006. Our research and development expenses consist primarily of costs associated with our non-clinical development program for Silenor, clinical trials managed by our clinical research organizations, or CROs, costs associated with the preparation of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. In 2008 and 2007 our most significant costs were associated with our non-clinical development program for Silenor, a standard clinical trial that we voluntarily conducted during 2008 to evaluate the potential for ECG effects of doxepin (the active ingredient in Silenor) and the preparation and submission of our NDA for Silenor. In 2006, our most significant costs were associated with conducting clinical trials, including services provided by CROs, investigators and consultants.

Silenor Competition

The FDA-approved products that are currently available for the treatment of insomnia consist of sedative hypnotics, including GABA-receptor agonists, hypnotic benzodiazepines and a melatonin agonist. In addition, products such as sedating antidepressants and other products which are not approved for the treatment of insomnia are sometimes prescribed for such use.

Ambien, a GABA-receptor agonist, and its generic equivalents have historically been the market share leader in the insomnia segment. Generic versions of Ambien (zolpidem) entered the market in April 2007. According to data obtained from IMS Health, generic versions of Ambien accounted for approximately 44% of insomnia prescriptions in 2008. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a new, controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use. Ambien CR accounted for approximately 13% of insomnia prescriptions in 2008 and branded Ambien accounted for approximately 2% of insomnia prescriptions in 2008 according to data obtained from IMS Health.

Lunesta, marketed by Sepracor Inc., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately 9% of insomnia prescriptions in 2008 according to data obtained from IMS Health. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.

Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and accounted for approximately 2% of insomnia prescriptions in 2008 according to data obtained from IMS Health. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It is the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are designated as Schedule IV controlled substances. Takeda Pharmaceuticals North America, Inc. conducted a clinical trial to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.

Sonata, a GABA-receptor agonist marketed by King Pharmaceuticals for the treatment of insomnia, and its generic equivalents accounted for approximately 1% of insomnia prescriptions in 2008 according to data obtained from IMS Health. The remaining market was comprised of older generic benzodiazepines and sedative antidepressants.

In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. While the new entrants bring additional competition to the insomnia market, they are also expected to increase the awareness of insomnia and further expand the market. Additionally, we believe market growth will also be driven by the aging of the population and emerging awareness of the links between sleep, health and overall well-being.

In December 2008, NovaDel Pharma, Inc. received approval from the FDA for Zolpamist, an oral mist formulation of zolpidem for the short-term treatment of insomnia characterized by difficulties with sleep initiation. A number of other companies have drugs in development for the treatment of insomnia. Each of Meda AB and Transcept Pharmaceuticals, Inc. submitted an NDA in 2008 for a low-dose sublingual tablet formulation of zolpidem for the treatment of insomnia.

Sanofi-Aventis has completed Phase 3 clinical trials for Ciltyri (eplivanserin), a 5HT2 antagonist, and submitted an NDA for this product to the FDA and the EMEA for the treatment of insomnia during the fourth quarter of 2008.

Vanda Pharmaceuticals Inc. has completed two Phase 3 insomnia clinical trials of VEC-162, a melatonin receptor agonist. In addition, Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 for the treatment of insomnia and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008 or 2009. Actelion and GlaxoSmithKline recently announced a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.

Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Alexza Pharmaceuticals, Inc. has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. Additionally, several companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.

Manufacturing

In February 2006, we entered into a non-exclusive manufacturing services agreement with Patheon for the manufacture of commercial quantities of our Silenor 1 mg, 3 mg and 6 mg tablets product candidate. Although we are not required to purchase any minimum quantity of Silenor under the agreement, we have agreed to purchase from Patheon not less than specified percentages of our total annual commercial requirements from all suppliers of Silenor, which vary depending upon annual volume. The agreement provides for an initial five-year term beginning upon commencement of the manufacturing services, and thereafter automatically continues for successive twelve-month terms unless terminated by written notice at least eighteen months prior to the end of the then-current term. Either party may terminate the agreement upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within 60 days following receipt of written notice of such breach. In addition, either party may immediately terminate the agreement upon written notice if (1) the other party is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or (3) the agreement is assigned by such other party for the benefit of creditors. We may terminate the agreement upon 30 days prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the product candidate. In addition, we may terminate the agreement upon twelve months’ prior written notice in connection with our partnering, collaboration, licensing, sublicensing, co-promotion, sale or divestiture of rights to the product candidate, provided that no such termination shall be effective before the third anniversary of the commencement date.

We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products, and we have another agreement in place for the supply of a key ingredient contained in our formulation for Silenor. In August 2008, we entered into an amendment to our supply agreement providing us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the supply agreement, we made an upfront license payment of $150,000 and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

We intend to sell any products we market to pharmaceutical wholesalers, who in turn will seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained or intend to retain third-party service providers to perform a variety of functions related to the distribution of our products, including logistics management, sample accountability, storage and transportation.

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

The applicant must submit to the FDA the results of the non-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee, unless the applicant qualifies for a waiver of the user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the policies agreed to by the FDA under PDUFA, the FDA has ten months in which to complete its review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not sufficiently satisfied with the information in the NDA to issue an approval letter, the FDA may issue a complete response letter, which usually will describe all of the specific deficiencies that the FDA has identified in the NDA and when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.

On February 25, 2009, we received a complete response letter from the FDA relating to our NDA for Silenor. The FDA stated that based on its review the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor. We believe that a discussion with the FDA will be necessary to gain a complete understanding of the implications of the issues raised in the complete response letter, and we have scheduled a meeting with the FDA for April 6, 2009.

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We have responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

After we meet with the FDA to discuss the complete response letter, we may address all issues raised in the complete response letter by submitting revisions to the NDA. The FDA will typically classify the submission as

Class 1, resulting in a new, two-month review cycle beginning as of the submission date, or Class 2, resulting in a new, six-month review cycle beginning as of the submission date.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for new indications, formulations or strengths of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA filing under Section 505(b)(1) as described above. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product or on published information. We submitted our NDA for Silenor under Section 505(b)(2), and as such it relies, in part, on the FDA’s previous findings of safety and effectiveness for doxepin.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. With respect to Silenor, there are no patents listed in the FDA’s Orange Book publication relating to doxepin that have not expired, and there is no non-patent exclusivity that would conflict with our Silenor NDA. As a result, we did not submit a paragraph IV certification in connection with our NDA submission for Silenor.

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

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own non-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. We anticipate receiving three years of marketing exclusivity for Silenor if the FDA approves our NDA.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act, which was signed into law January 4, 2002, and which reauthorized Section 111 of the 1997 FDA Modernization Act, provides in some cases an additional six months of exclusivity for new or marketed drugs for specific pediatric studies conducted at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain NDAs or supplements to NDAs contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. We plan to work with the FDA to determine the need for pediatric studies for Silenor, and may consider attempting to obtain pediatric exclusivity for this product candidate.

Other Regulatory Requirements

Any approved product that we market may also be subject to a number of post-approval regulatory requirements. If we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes or product enhancements or adding labeling claims, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for manufacturing and labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical trials under the FDA’s IND regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.

There are post-marketing safety surveillance requirements that we will need to meet to continue to market an approved product. The FDA also may, in its discretion, require additional post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the sale or use of these products. For example, the label ultimately approved for Silenor, if any, may include a restriction on the term of its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement.

Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a “black box” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in Silenor, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. We believe there are valid reasons for the FDA to not require such a warning statement in the product label for Silenor, if it is approved by the FDA. Specifically, Silenor is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression. At these low doses, the clinical profile suggests that Silenor’s pharmacological action appears to be that of a selective histamine antagonist. These clinical findings are consistent with our preclinical receptor binding work. In addition, we have not evaluated and do not currently intend to seek regulatory approval for Silenor for the treatment of insomnia in children or adolescents. We also have not observed any evidence of suicidal thinking or behavior in our clinical trials of Silenor for the treatment of insomnia in adults or the elderly. Further, the FDA-approved product Zonalon, which is a doxepin topical cream for dermatological indications, does not have a “black box” warning statement in its package insert, even though its use results in systemic exposure to the compound. Despite these arguments, we cannot be sure that a “black box” warning statement similar to those currently required in the product labels of antidepressant drugs will not be required for Silenor.

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

Employees

As of December 31, 2008, we had 22 employees, consisting of clinical development, regulatory affairs, manufacturing and program management, business development, marketing and administration. In March 2009 we undertook a reduction in force that will result in us having 14 full-time employees as of April 1, 2009.

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

Risks Related to Our Business

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our planned commercialization efforts or we may be unable to continue as a going concern.

We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for Silenor and are able to generate significant cash flows from the commercialization of Silenor.

The development and approval of Silenor, as well as commercialization activities relating to Silenor if it is approved by the FDA, will require a commitment of substantial funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We intend to seek additional funding through public or private sales of our equity securities, collaborations or other strategic transactions. In addition, we may obtain equipment leases and may pursue opportunities to obtain debt financing, or we may seek funding through assigning receivables or royalty rights. There can be no assurance, however, that additional financing will be available on reasonable terms, if at all.

If we are unsuccessful in raising sufficient additional funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If we are successful in raising additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we are successful in raising additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

Our near-term success is dependent on the success of Silenor (doxepin).

To date the majority of our resources have been focused on the development of Silenor, and the majority of our resources are now focused on seeking regulatory approval and planning for the potential commercialization of Silenor. Accordingly, any failure or significant delay in the approval of Silenor or the successful commercialization of Silenor will have a substantial adverse impact on our business.

There is no assurance that we will be granted regulatory approval by the FDA for Silenor on a timely basis or at all.

There can be no assurance that regulatory approval by the FDA will be obtained for Silenor. A failure to obtain requisite FDA approval or to obtain approval of the label that we proposed will delay or preclude us from marketing Silenor or limit its commercial use, and would have a material adverse effect on our business, financial condition and results of operations.

The FDA notified us that our NDA for Silenor for the treatment of insomnia was considered filed as of March 31, 2008. Acceptance of the filing means that the FDA made a threshold determination that the NDA was sufficiently complete to permit an in-depth, substantive review to determine whether to approve Silenor for commercial marketing for the treatment of insomnia. This FDA review process can take substantial time and require the expenditure of substantial and unanticipated resources. As an organization, we have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approval.

Under the policies agreed to by the FDA under PDUFA, the FDA was expected to complete its review and provide an action letter with respect to the NDA for Silenor as of December 1, 2008. Prior to December 1, 2008, the FDA informed us that it would not be able to complete its review by this date and indicated that its review would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009. On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its present form.

In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor. We believe that a discussion with the FDA will be necessary to gain a complete understanding of the implications of the issues raised in the complete response letter, and we have scheduled a meeting with the FDA for April 6, 2009. Any delays in holding this meeting are likely to delay any potential approval of our NDA

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We have responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

After we meet with the FDA to discuss the complete response letter, we may address all issues raised in the complete response letter by submitting revisions to the NDA. The FDA will typically classify the submission as Class 1, resulting in a new, two-month review cycle beginning as of the submission date, or Class 2, resulting in a new, six-month review cycle beginning as of the submission date. The potential exists that the review cycle could be longer depending on the FDA’s characterization of any data we choose or are required to submit for its review.

Other NDA applicants have announced that the FDA has recently notified them that their scheduled review dates were delayed due to the FDA’s internal resource constraints. The FDA has also stated that it may fail to meet the review dates of other companies for the same reason. We cannot be certain that the FDA will not impose such a delay on the continued review of our NDA.

The information included in the NDA for Silenor, including the data obtained from our non-clinical testing and clinical trials of this product candidate, are susceptible to varying interpretations. The FDA’s interpretation of the information included in the Silenor NDA, or submitted during the review of the NDA such as the data from our completed clinical trial of doxepin that evaluated the potential for ECG effects, could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval, or we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for Silenor, in each case including additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. If during the review the FDA requests or we otherwise provide additional information or clarification regarding information already submitted, the review process may be further extended by the FDA, or regulatory approval could be limited or prevented.

If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not sufficiently satisfied with the information in the NDA to issue an approval letter, the FDA will issue another complete response letter, which typically would describe all of the specific deficiencies that the FDA has identified in the NDA and, when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.

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

If we are unable to secure approval by the FDA of the Silenor NDA in a timely manner, in the absence of substantial additional financing our business, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Even if our product candidates receive regulatory approval, they will still be subject to substantial ongoing regulation.

Even if U.S. regulatory approval is obtained for Silenor, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or other activities. For example, the label ultimately approved for Silenor, if any, may include a restriction on the length of a prescription for its use or the population for which it may be used, or may not include the indication statement we desire or may include a qualification to such statement. Any of these could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.

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

Silenor and any other product candidate that we develop will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, as a condition to any approval of the NDA for Silenor, the FDA may require us to develop a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that a REMS is necessary to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. In addition, the FDA may require modifications to a REMS at a later date if new safety information warrants it. Any requirements imposed by the FDA may require substantial expenditures, and may delay the approval or potential commercialization of the product.

Approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or on us, including requiring withdrawal of the product from the market.

If our operations relating to Silenor or any other product candidate that we develop fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties, including fines;

•	suspend regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

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

Even if Silenor receives FDA approval, the commercial success of the product will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent more than 30% of the total prescriptions for the top deciles of prescribers of insomnia treatments. With this in mind, we continue to engage in discussions with third parties relating to the commercialization of Silenor. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

Compared to a commercialization strategy that involves a third party collaborator, the commercialization of Silenor by us without such a collaborator could require substantially greater resources on our part and potentially adversely impact the timing and results of a launch of the product.

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

We are in the process of planning for the potential commercialization of Silenor, and we will need to expend significant resources and recruit personnel to successfully commercialize Silenor and any other product candidates that we develop, acquire or license.

We are planning for the potential commercial launch of Silenor, we are in the process of developing a marketing strategy that will focus on high-prescribing physicians in the U.S. Even though a number of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have limited commercial infrastructure and experience. We have not commercialized any products, and may be unable to successfully do so.

If Silenor is approved by the FDA, the commercialization process will require the expenditure by us of substantial financial and other resources. We intend to seek additional funding through various means. There can be no assurance, however, that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay or cancel planned commercialization activities, or the effectiveness of such activities may be adversely impacted.

We expect to engage professional recruiting and search firms to help us build any sales organization we may develop. However, competition for quality sales and marketing personnel is intense. We may not be successful in attracting or retaining qualified sales and marketing personnel. As a result, we may not be able to build a sales force of sufficient size or quality to effectively market our products. Even if we are able to successfully build a sales force, we will incur significant additional expenses associated with the recruitment, training and compensation of our new sales representatives. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products.

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

We have extensively relied upon third parties to assist us with various activities relating to our development programs and the regulatory approval process, and we intend to continue to rely on third parties to help us with these activities. In addition, because we currently have limited commercial infrastructure, we will have to rely extensively on third parties in assisting us with any commercialization activities relating to Silenor. This reliance is likely to accelerate as regulatory approval for Silenor, if any, is approached. If third parties we rely upon fail to devote sufficient time and resources to our programs, or if their performance is substandard or does not comply with applicable laws or regulations, it may delay or otherwise obstruct the approval of our NDA for Silenor or other product candidates we may develop and any resultant commercialization activities or product revenues.

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

In December 2008, NovaDel Pharma, Inc. received approval from the FDA for an oral mist formulation of zolpidem for the short-term treatment of insomnia characterized by difficulties with sleep initiation. The time to market for this product remains unclear. Each of Meda AB and Transcept Pharmaceuticals, Inc. has submitted an NDA for a low-dose sublingual tablet formulation of zolpidem in 2008.

Sanofi-Aventis has completed Phase 3 clinical trials for Ciltyri (eplivanserin), a 5HT2 antagonist, and submitted an NDA for this product to the FDA and the EMEA for the treatment of insomnia during the fourth quarter of 2008.

Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of VEC-162, a melatonin receptor agonist. Takeda Pharmaceuticals North America, Inc. has conducted a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.

Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 and has announced that it intends to initiate a second Phase 3 clinical trial of this product candidate in 2008 or 2009. Actelion and GlaxoSmithKline recently announced a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.

Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Alexza Pharmaceuticals, Inc. has announced that it has initiated a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. Additionally, several other companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.

Furthermore, generic versions of Ambien and Sonata have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and could put downward pressure on the price we are able to charge for, any product developed by us for this indication, which could ultimately limit our ability to generate significant revenues.

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

The use of the name Silenor requires approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to our proposed product name, Silenor, we may be required to adopt an alternative name for this product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark for Silenor and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize this product candidate.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability, together with our collaborators, to develop, manufacture, market and sell Silenor or any other product candidates that we develop and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our operations may give rise to claims that our products infringe the patent rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products and/or proprietary technologies infringe their intellectual property rights. If our products, proprietary technologies or their uses infringe any of these intellectual property rights, we or our collaborators could be required to pay damages and could be unable to commercialize our products or use our proprietary technologies unless we or they obtained a license. A license may not be available to us or our collaborators on acceptable terms, or at all. In addition, during litigation, the intellectual property rights holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods.

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

Undesirable side effects caused by Silenor or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing Silenor or any other product candidate that we develop and generating resulting revenues from their sale, if any. In addition, the FDA may require, or we may undertake, additional clinical trials to support the safety profile of Silenor or our proposed labeling for Silenor. For example, the FDA’s review of the data from our completed clinical trial of doxepin that evaluated the potential for ECG effects could delay, limit or prevent regulatory approval.

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

If Silenor or any other product candidate for which we receive regulatory approval does not achieve broad market acceptance, the revenues that we generate from its sale will be limited.

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

We do not manufacture Silenor, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of Silenor, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of Silenor. We have also recently entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products, and we have another agreement in place for the supply of a key ingredient contained in our formulation for Silenor.

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

Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of our supply of Silenor. We do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for production.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of Silenor or any other product candidate that we develop, or entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

Materials necessary to manufacture Silenor or any other product candidate that we develop may not be available on commercially reasonable terms, or at all, which may delay development and commercialization.

Although we have contracted with suppliers of doxepin and other key raw materials for Silenor, we largely rely on our manufacturers to purchase from third-party suppliers the other materials necessary to produce our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our non-clinical studies or clinical trials of Silenor or any other product candidate that we develop, product testing and potential regulatory approval could be delayed or suspended, significantly impacting our development programs. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for Silenor or any other product candidate that we develop, the commercial launch would be delayed or there would be a shortage in supply, which would materially affect our ability to generate sales revenues.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The sale of products for which we obtain marketing approval and the use of product candidates by us in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability or lack of commercial rationale to continue development or commercialization of Silenor or any other product candidate.

We have obtained limited product liability insurance coverage for our clinical trials with a $5 million annual aggregate coverage limit, and our insurance coverage may not reimburse us at all or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of Silenor, if regulatory approval is obtained, or any other product we commercialize, but the cost of this coverage could be substantial. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit which became effective in January 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry-wide pressure to reduce prescription drug prices. It is also possible that other legislative proposals will be adopted, particularly in view of the new presidential administration. As a result of new proposals, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.

Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and time-consuming, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic or OTC products, our overall business and financial condition could be adversely affected.

In addition, third-party payors are increasingly challenging the prices charged for medical products and services. Also, legislative proposals to reform health care or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we develop or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could harm our ability to market our products and significantly reduce our revenues from the sale of any approved product.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2008 we had 22 full-time employees. In March 2009 we undertook a reduction in force that will result in us having 14 full-time employees as of April 1, 2009. We will need to recruit and train a substantial number of sales and marketing personnel necessary to support the commercialization of Silenor, if approved. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage the FDA review process relating to our NDA for Silenor;

•	manage our internal development and potential commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

Even if Silenor or any other product candidate that we develop receives regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that Silenor or any other product candidate that we develop may not be approved for all indications requested, which could limit the uses of the product candidate and have an adverse effect on potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

We have licensed Silenor from a third party. If we default on any of our obligations under that license or licenses to products to which we may acquire rights, we could lose rights to these product candidates.

We in-licensed rights to Silenor through an exclusive licensing arrangement, and we may enter into similar licenses in the future. Under our license agreement for Silenor, we are subject to development and commercialization, sublicensing, royalty, insurance and other obligations. Future licenses are likely to contain similar obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensors may have the rights to terminate the licenses in whole or to terminate the exclusive nature of the licenses. For example, our license agreement for Silenor requires us to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize the product candidate. To the extent we are unable to comply with these obligations, the license may be terminated, which would materially harm our business and financial condition.

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

As part of our growth strategy, we intend to selectively evaluate products and product candidates. Because we neither have, nor currently intend to establish, internal research capabilities, we would be dependent upon pharmaceutical and biotechnology companies, university scientists and other researchers to sell or license products to us. The success of this strategy will depend upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

The process of evaluating, proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

As part of our growth strategy, we intend to selectively evaluate products and product candidates that we believe may be a strategic fit with our business. Future acquisitions, however, may entail numerous operational and financial risks, including:

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

We have limited resources to identify and execute the evaluation, acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. For example, in May 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase our common stock, subject to certain conditions, pursuant to draw down requests made by us. Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment thereunder, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock.

Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with the CEFF transaction with Kingsbridge and our secured loan transaction with Silicon Valley Bank and Oxford Finance Corporation, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock, we issued to Silicon Valley Bank a warrant to purchase 80,000 shares of our common stock and we issued to Oxford Finance Corporation a warrant to purchase 159,000 shares of our common stock. To the extent that any of these warrants, or any additional warrants that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.

If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

In addition, rules and regulations of the Securities and Exchange Commission, or SEC, or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of December 31, 2008, our public float was less than $75 million.

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

Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions. One of these conditions is that the volume weighted average price, or VWAP, of our common stock, which is the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day, on the applicable pricing date is above $1.75. On March 4, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.36.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of March 4, 2009, our public float was approximately 11,150,000 shares, the value of which was approximately $4.0 million based upon the closing price of our common stock on the Nasdaq Global Market of $0.36 on such date. As of March 4, 2009, the value of one-third of our public float calculated on the same basis was approximately $1.3 million.

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

We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability and, we will need substantial additional financing to operate our business.

We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $37.2 million for the year ended December 31, 2008, $26.4 million for the year ended December 31, 2007, and $46.4 million for the year ended December 31, 2006. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

In addition, our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional financing, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of Silenor or any other product candidate that we develop;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments; and

•	commercialization activities relating to Silenor, if it is approved by the FDA, or any other product candidate that we may develop, or commercialization activities of our competitors.

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

Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2008, we had generated federal net operating loss carryforwards of approximately $132.4 million and state net operating loss carryforwards of approximately $129.6 million, the majority of which were generated in California. As of December 31, 2008, we have generated federal research and development tax credits of $4.1 million and California research and development tax credits of $1.9 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carry forward period and begin to expire in 2013. California research and development tax credits have no expiration.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated. In addition, we also estimate that approximately $18.3 million of our federal net operating loss carryforwards, $17.3 million of our California net operating loss carryforwards, and $0.9 million of our federal research and development credits were subject to the Section 382 limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2009, decreasing to $1.9 million in 2010 and $1.0 million per year thereafter. At December 31, 2008, we estimate that $8.6 million of our federal net operating loss carryforwards and $7.7 million of our state net operating loss carryforwards remain limited. After taking into consideration these limitations under Section 382 and 383 of the Internal Revenue Code, we estimate that at December 31, 2008, we had unrestricted federal and state net operating loss carryforwards of approximately $123.8 million and $121.6 million, respectively. We have not performed a Section 382 analysis since our initial public offering in December 2005. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, it is possible that more of our net operating loss carryforwards could have been eliminated or restricted. In addition, future financing events may cause further changes in ownership under Section 382 which could cause our net operating loss carryforwards and credit carryforwards to be subject to future limitations.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.

Our investment securities consist primarily of money market funds and corporate and United States government agency notes. We do not have any auction rate securities. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through March 4, 2009, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.30.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the regulatory status of our products or product candidates, including requirements to conduct or results or anticipated timing of our non-clinical studies and clinical trials;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning other financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility or declines in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

As of March 4, 2008, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 60% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.

Based on our recurring losses, negative cash flows from operations and working capital levels, we will have to raise substantial additional funds. If we are unable to obtain sufficient additional financing, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options or warrants and any additional shares issued under the CEFF or in connection with acquisitions or incentive programs, will result in dilution to investors.

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

We do not have any unresolved staff comments relating to our periodic or current reports.

Item 2.	Properties

We lease approximately 25,700 square feet of space for our headquarters in San Diego, California. We exercised our contractual right to terminate our lease by providing notice to our landlord in November 2008. Based on our termination notice, the lease expires in July 2009. We have no laboratory, research or manufacturing facilities.

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

	Price Range
	High	Low

Year Ended December 31, 2007
First Quarter	$14.55	$10.54
Second Quarter	18.57	11.12
Third Quarter	13.11	8.89
Fourth Quarter	$11.57	$4.95
Year Ended December 31, 2008
First Quarter	$5.95	$3.69
Second Quarter	5.10	4.02
Third Quarter	4.80	2.54
Fourth Quarter	$3.57	$0.98

As of March 4, 2009, there were approximately 1,600 holders of record of our common stock.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 15, 2005, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 15, 2005.

	December 31,
	2008	2007	2006	2005

Somaxon Pharmaceuticals, Inc.	$12.36	$47.36	$129.00	$90.45
Nasdaq Composite Index	71.52	119.15	107.68	97.55
Nasdaq Pharmaceutical Index	$94.69	$101.77	$96.77	$98.86

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of December 31, 2008 (in thousands, except per share data).

	Stock Options		Shares	Total shares
		Shares	issuable upon	issuable	Number of
		issuable upon	vesting of	under	securities
	Weighted	exercise of	outstanding	current	available for
	average	outstanding	restricted	outstanding	future
	exercise price	stock options	stock units	awards	issuance

Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	$3.15	668	—	668	—
2005 Equity Incentive Award Plan	8.64	3,628	638	4,266	1,121

Total Equity Incentive Award Plans	$7.79	4,296	638	4,934	1,121
2005 Employee Stock Purchase Plan				—	665

Total Equity compensation plans approved by security holders	$7.79	4,296	638	4,934	1,786

Equity compensation plans not approved by security holders:

None.

We have share-based awards outstanding under the Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan and the 2005 Equity Incentive Award Plan for the benefit of our eligible employees, consultants, and directors. The 2004 Equity Incentive Award Plan was discontinued in November 2005 upon the adoption of the 2005 Equity Incentive Award Plan. No additional share-based awards will be granted under the 2004 Equity Incentive Award Plan and all share-based awards that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Equity Incentive Award Plan. The 2005 Employee Stock Purchase Plan was adopted at the time of our initial public offering.

Stock options granted under the 2005 Equity Incentive Award Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, have a ten year life and generally vest over a period of between one and four years for our employees and between one and three years for members of our board of directors, with some awards vesting upon the achievement of certain performance conditions. Restricted shares of our common stock have also been granted under the 2005 Equity Incentive Award Plan, a portion of which vested upon the acceptance of our NDA for Silenor and the remainder of which would vest upon approval of our NDA for Silenor.

Awards of restricted stock units, or RSUs, have also been granted under the 2005 Equity Incentive Award Plan. For our employees, a portion of the RSUs would vest upon the approval by the FDA of our NDA for Silenor and the remainder vest upon certain conditions, including the first commercial sale of Silenor in the United States, and at the end of the 2009 calendar year. In addition members of our board of directors receive their quarterly retainers for service on the Board of Directors, or committees thereof, and their fees for attending meetings of the Board, and committees thereof, in RSUs. All of these RSUs vest upon the first open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first open trading window under the Insider Trading Policy following the date of issuance. In addition, in February 2009, additional RSUs have been granted under the 2005 Equity Incentive Award Plan to employees which would vest in full upon the date that is six months after the consummation by us of a financing or a strategic collaboration, or the last in a series of financing or strategic collaboration transactions, in which we receive an aggregate of at least $25 million in unrestricted cash in 2009, subject to the employee’s continued employment by or service to us on such date.

The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (18,430,000 shares were outstanding at December 31, 2008), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2009, the number of shares available for grant under the 2005 Equity Incentive Award Plan increased by 922,000 shares, resulting in a total of 2,043,000 shares available for grant at that time. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (18,430,000 shares were outstanding at December 31, 2008), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2009, the number of shares available for grant under the 2005 Employee Stock Purchase Plan increased by 184,000 shares, resulting in a total of 849,000 shares available for grant at that time.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

As of December 31, 2008, we had used $42.8 million of the net proceeds from our initial public offering. Approximately $18.5 million was used in the development of Silenor, the preparation of the NDA submission for Silenor and activities to prepare for the potential commercialization of Silenor. An additional $1.0 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements, and $23.3 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds and United States government agency notes. We intend to use the remaining proceeds to fund our ongoing and future non-clinical studies and other requirements to support the filing and potential approval of our NDA for Silenor, to fund commercialization activities for Silenor, if it is approved by the FDA, to fund the potential development of other product candidates and for general corporate purposes, including capital expenditures and working capital.

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2008, 2007, 2006 and the period from August 14, 2003 (inception) through December 31, 2008 and the balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report (amounts in thousands, except per share data).

						August 14,
						2003
						(inception) through
	Year Ended December 31,					December 31,
	2008	2007	2006	2005	2004	2008

Statement of Operations Data:
Operating Expenses
License fees	$165	$490	$1,165	$482	$4,038	$6,860
Research and development	16,546	12,694	37,462	28,955	7,574	103,397
Marketing, general and administrative	18,809	15,614	11,744	4,814	2,143	53,902
Remeasurement of Series C warrant liability	—	—	—	5,649	—	5,649

Total operating expenses	35,520	28,798	50,371	39,900	13,755	169,808

Loss from operations	(35,520)	(28,798)	(50,371)	(39,900)	(13,755)	(169,808)
Interest and other income	903	2,387	3,961	1,413	157	8,822
Interest and other (expense)	(2,610)	—	—	—	—	(2,610)

Net loss	(37,227)	(26,411)	(46,410)	(38,487)	(13,598)	(163,596)
Accretion of redeemable convertible stock to redemption value	—	—	—	(86)	—	(86)

Net loss applicable to common stockholders	$(37,227)	$(26,411)	$(46,410)	$(38,573)	$(13,598)	$(163,682)

Basic and diluted net loss applicable to common stockholders per share(1)	$(2.04)	$(1.45)	$(2.58)	$(33.30)	$(38.08)
Shares used to calculate net loss applicable to common stockholders per share(1)	18,281	18,187	17,981	1,158	357

(1)	Basic and diluted net loss per share applicable to common stockholders and the related number of shares changed significantly in 2006 and forward due to the issuance of common shares and the conversion of preferred shares into common shares as a result of our initial public offering in December 2005.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$14,290	$37,100	$57,914	$103,965	$12,835
Working capital	4,258	34,385	51,334	93,088	9,900
Total assets	23,717	38,717	59,452	106,256	13,599
Total debt(1)	15,000	—	—	—	—
Deficit accumulated during development stage	(163,596)	(126,369)	(99,958)	(53,548)	(15,061)
Total stockholders’ equity	$5,106	$35,176	$52,357	$93,455	$10,274

(1)	In May 2008, we entered into a $15.0 million Loan Agreement with payments of interest only through December 31, 2008 and monthly principal and interest payments over the next 30 months beginning January 1, 2009. The net proceeds received after debt issuance costs of $14.8 million were allocated to the debt and related warrants. As discussed in the footnotes to our financial statements, all amounts under the Loan Agreement were classified as a current liability in our December 31, 2008 financial statements, the loan was repaid in full in March 2009, and we issued warrants to the lenders in lieu of the prepayment penalty. In addition, the debt discount resulting from the allocation of a portion of the proceeds to the warrants issued in connection with entering into the Loan Agreement, the debt issuance costs, the final payment and the value of the warrants issued in lieu of the prepayment penalty were fully accreted to interest expense as of December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Background

We are a specialty pharmaceutical company focused on the in-licensing and development of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. We were incorporated in August 2003 upon in-licensing our first product candidate, Silenor. We are a development stage company with no revenues to date. We submitted our NDA for Silenor (doxepin) to the FDA on January 31, 2008. The FDA accepted the NDA for filing effective March 31, 2008. Pursuant to PDUFA guidelines, the FDA was expected to complete its review and provide an action letter with respect to NDA by December 1, 2008. However, in November 2008, the FDA indicated that its review of the NDA would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009.

On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor. We believe that a discussion with the FDA will be necessary to gain a complete understanding of the implications of the issues raised in the complete response letter, and we have scheduled a meeting with the FDA for April 6, 2009.

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We have responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

Since our founding in 2003, we have also entered into in-license agreements for nalmefene and acamprosate. In prior years, we conducted a Phase 2/3 clinical trial on nalmefene for the treatment of pathological gambling which did not show a statistically significant improvement compared to placebo, and a pilot Phase 2 clinical trial for nalmefene for smoking cessation which showed positive results. In March 2009, we and BioTie entered into an agreement to mutually terminate the license agreement. Pursuant to this agreement, BioTie agreed to pay us a $1.0 million termination fee. There are no further obligations under this license agreement. With regards to acamprosate, we conducted formulation development work and after analyzing the results we made a determination to not move forward with the acamprosate program and terminated the in-license agreement effective January 2008.

We have incurred significant losses since our inception in 2003. In December 2005, we completed our initial public offering. As of December 31, 2008, we had an accumulated deficit of approximately $163.6 million. We expect our accumulated deficit to continue to increase for the next several years as we manage the regulatory approval process for our Silenor NDA, complete the conduct of any non-clinical studies and other regulatory requirements, prepare for the potential commercial launch of Silenor, and potentially pursue development of other product candidates. We will need to raise additional funds through public or private financings, debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we are unsuccessful in our efforts to raise sufficient additional funds, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.

Revenues

As a development stage company, we have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or are able to commercialize Silenor ourselves.

License Fees

Our license fees consist of the costs incurred to in-license our product candidates. We expense all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future use at this time.

Research and Development Expenses

To date, our research and development expenses consist primarily of costs associated with clinical trials managed by our CROs, non-clinical development program for Silenor, costs associated with submitting and seeking approval of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. In 2008 our most significant costs were associated with our development program for Silenor, including the conduct of a voluntary standard clinical trial of doxepin, the active ingredient in Silenor, designed to evaluate the potential for ECG effects, and the preparation of our NDA for Silenor. During 2007 our most significant costs were associated with our development program for Silenor, including the conduct of standard toxicology studies requested by the FDA, and the preparation and submission of our NDA for Silenor. In 2006 our most significant costs were associated with services provided by CROs, investigators and consultants relating to our clinical trials.

We expense all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies, seek NDA approval for Silenor and potentially pursue the development of other product candidates.

We use our internal research and development resources across several projects and many resources are not attributable to specific projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to conduct our non-clinical studies and clinical trials and to manufacture the product candidates used in our studies. These external costs are accounted for on a project basis.

At this time, due to the risks inherent in the regulatory approval process of our NDA for Silenor and the drug development process with respect to any other product candidates we may develop, and given the nature of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, seeking regulatory approval, and conducting clinical trials requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing non-clinical testing or clinical trials for Silenor or any future product candidates, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.

We cannot forecast with any degree of certainty whether product candidates will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of product candidates or collaboration agreements, if at all.

Marketing, General and Administrative

Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. We anticipate increases in marketing, general and administrative expenses as we add personnel, prepare for the potential commercial launch of Silenor and potentially pursue the acquisition and development of other product candidates.

Interest and Other Income

Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities. We expect our interest income to decrease to the extent our cash, cash equivalents, and marketable securities balances decrease from continued operating losses.

Interest and Other (Expense)

Interest and other (expense) consist primarily of interest expense incurred on our outstanding debt. We expect our interest expense to decrease to the extent we pay down our debt balance. However, we are actively seeking additional financing and if such financing is in the form of additional debt, our interest expense will likely increase.

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

License Fees

To date, the costs related to patents and acquisition of our intellectual property have been expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. For instance, upon FDA approval of Silenor, we would owe a $1.0 million milestone payment to our licensor. As of December 31, 2008, we have not recognized this milestone in our financial statements. Additionally, we would capitalize costs related to our intellectual property once technological feasibility has been established and capitalized amounts would be amortized over the expected life of the intellectual property. Determining the extent to which a milestone may be earned, when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property requires the use of estimates and subjective judgment.

Research and Development Expenses

Our research and development costs are expensed as incurred and include expenditures relating to our clinical trials, non-clinical studies, our NDA filing for Silenor and drug development costs. Measurement of these external research and development expenses often requires judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.

Share-based Compensation

Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors based on estimated fair values. Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use. The grant date fair value is affected by many complex and subjective assumptions, including: estimates of our future volatility, the expected term for our stock options, including the consideration of option exercise behavior, and the number of shares expected to ultimately vest. In addition, the period in which the expense is recognized requires judgment in assessing the timing and probability of vesting for our share-based awards which contain performance vesting conditions.

Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we generally estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110, which provide a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.

Certain of our share-based awards would vest upon the achievement of performance conditions, generally surrounding FDA approval or the potential commercial launch of Silenor. Under SFAS No. 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. As of December 31, 2008, we had not recognized in our financial statements expense related to certain of our performance based awards because at December 31, 2008 it was not considered probable that the FDA would approve Silenor or that we would achieve the commercial launch of Silenor. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options upon exercise could differ significantly from those amounts recorded in our financial statements.

Net Operating Losses and Tax Credit Carryforwards

We have incurred significant net operating losses to date. As of December 31, 2008, we had federal net operating loss carryforwards of $132.4 million and California net operating loss carryforwards of $129.6 million. Federal net operating loss carryforwards begin to expire 20 years after being generated and California net operating loss carryforwards begin to expire ten years after being generated. We also have research and development credits as of December 31, 2008 of $4.1 million for federal purposes and $1.9 million for California purposes. Federal research and development credits begin to expire 20 years after being generated and California research and development credits do not expire. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 due to various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that

$0.3 million of our California net operating loss carryforwards were effectively eliminated. Additionally, $18.3 million of our federal net operating loss carryforwards, $17.3 million of our state net operating loss carryforwards and $0.9 million of our federal research and development credits were subject to the Section 382 limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $2.8 million of the restricted net operating loss carryforwards become available each year between 2006 and 2009, decreasing to $1.9 million in 2009 and $1.0 million per year thereafter. At December 31, 2008, we estimate that $8.6 million of our federal net operating loss carryforwards and $7.7 million of our state net operating loss carryforwards remain limited. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be subject to limitations in the future if additional ownership changes occur. As of March 4, 2009, we have not updated our Section 382 analysis, which was completed in conjunction with our initial public offering in December 2005.

Debt and Interest Expense

In May 2008, we entered into a loan agreement under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with the loan agreement, we issued warrants with a value of $0.9 million which was allocated to equity and resulted in a corresponding debt discount. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the loan agreement. In connection with the repayment, we issued to the lenders an aggregate of 200,000 warrants having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the loan agreement. We no longer have any obligations under the loan agreement.

Prior to our repayment of the loan, the lenders had the right to declare the loan immediately due and payable in an event of default, which included, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. Based on our recurring losses, negative cash flows from operations and working capital levels, and to reflect the lenders’ right to declare the loan immediately due and payable, we classified the December 31, 2008 outstanding debt balance as a current liability and classified the related restricted cash which collateralized this debt as a current asset. In addition, as of December 31, 2008, we fully accreted to interest expense the debt discount, debt issuance costs, final payment and the value of the warrants issued in lieu of the prepayment penalty.

Results of Operations

Comparisons of the Years Ended December 31, 2008, 2007 and 2006

License fees.  License fees for the years ended December 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006

Silenor	$150	$—	$500	$150	$(500)	N/A	(100)%
Nalmefene and acamprosate	15	490	665	(475)	(175)	(97)%	(26)%

Total license fees	$165	$490	$1,165	$(325)	$(675)	(66)%	(58)%

For the year ended December 31, 2008 compared to the year ended December 31, 2007, license fees decreased $0.3 million primarily due to a $0.5 million decrease related to acamprosate as a result of not incurring quarterly license payments after the license was terminated in the fourth quarter of 2007. Partially offsetting this decrease was a $0.2 million increase in license fees related to the Silenor program as a result of a payment made under an agreement entered into during the third quarter of 2008 pertaining to the exclusive rights to a key ingredient used in our formulation for Silenor.

For the year ended December 31, 2007 compared to the year ended December 31, 2006, license fees decreased $0.7 million primarily due to a $0.5 million milestone payment to Procom One, our licensor relating to Silenor, in

2006 for achievement of a milestone for Silenor while no such payments occurred during 2007. Payments relating to the acamprosate program decreased $0.1 million due to discontinuing the acamprosate program in the fourth quarter of 2007, resulting in no further payments being made to the licensor.

Research and Development Expense.  Research and development expense for the years ended December 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006

Silenor development work	$8,311	$4,286	$25,072	$4,025	$(20,786)	94%	(83)%
Nalmefene and acamprosate development work	—	—	5,719	—	(5,719)	0%	(100)%
Personnel and other costs	6,190	6,581	5,534	(391)	1,047	(6)%	19%
Share-based compensation expense	2,045	1,827	1,137	218	690	12%	61%

Total research and development expense	$16,546	$12,694	$37,462	$3,852	$(24,768)	30%	(66)%

For the year ended December 31, 2008 compared to the year ended December 31, 2007, research and development expense increased $3.9 million primarily due to costs incurred related to a standard clinical trial that we voluntarily conducted during 2008 to evaluate the potential for ECG effects of doxepin, the active ingredient in Silenor. Silenor development costs also increased due to higher costs incurred during 2008 relating to efforts to prepare for the potential commercialization of Silenor, offset by a reduction in development expenses due to the completion during 2007 of the majority of the non-clinical studies requested by the FDA (our two-year rat carcinogenicity study remains on-going). Personnel and other costs decreased primarily due to bonus expense incurred during 2007, but which was not incurred during 2008 as we did not accrue for a bonus during 2008 given certain cost reduction activities. Share-based compensation, which is a non-cash expense, increased $0.2 million primarily due to share-based awards granted during 2008.

For the year ended December 31, 2007 compared to the year ended December 31, 2006, research and development expense decreased $24.8 million primarily due to a $20.8 million decrease in expenses associated with Silenor development work as a result of the completion of four Phase 3 clinical trials during 2006. Expenses related to nalmefene and acamprosate decreased $5.7 million primarily due to the conclusion of the Phase 2/3 clinical trial for the treatment of pathological gambling and the pilot Phase 2 clinical trial for smoking cessation during 2006. We discontinued our acamprosate development program during 2007 with no further costs expected to be incurred. During 2007, we reversed accrued expenses relating to Silenor and nalmefene clinical trials of approximately $0.6 million as a result of actual clinical trial expenses being less than previously accrued estimates. Personnel and other costs increased $1.0 million primarily due to an increase in salary and overhead costs as a result of higher research and development headcount in place during 2007 compared to 2006, as well as higher facility costs and consulting fees. Share-based compensation and consultant stock option expense increased $0.7 million primarily due to share-based awards granted during 2007.

Marketing, General and Administrative Expense.  Marketing, general and administrative expense for the years ended December 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006

Marketing, personnel and general costs	$14,555	$8,961	$7,765	$5,594	$1,196	62%	15%
Share-based compensation	4,254	6,653	3,979	(2,399)	2,674	(36)%	67%

Total marketing, general and administrative expenses	$18,809	$15,614	$11,744	$3,195	$3,870	20%	33%

For the year ended December 31, 2008 compared to the year ended December 31, 2007, marketing, general and administrative expense increased $3.2 million primarily due to increased expenditures related to the preparation for the potential commercialization of Silenor, certain expenses incurred related to evaluating financing alternatives, and expense recognized from terminating our building lease. This was partially offset by bonus expense incurred during 2007, but not incurred pursuant to our 2008 Incentive Plan given certain cost reduction activities. Share-based compensation expense decreased primarily due to accelerated vesting for stock options during 2007 upon the departure of our chief executive officer, as well as certain stock options with higher grant date fair values becoming fully vested during 2008.

For the year ended December 31, 2007 compared to the year ended December 31, 2006, marketing, general and administrative expenses increased $3.9 million due to a $1.2 million increase in marketing, personnel and general costs as a result of higher compensation and benefit costs due to an increase in headcount, severance benefits incurred upon the resignation of our chief executive officer at December 31, 2007, and related expenses for our marketing, general and administrative functions, as well as higher professional fees and facility costs. Share-based compensation, which is a non-cash expense, increased $2.7 million due to share-based awards granted during 2007 and the acceleration of vesting for certain awards upon the departure of our chief executive officer at the end of 2007.

Interest and Other Income.  Interest and other income for the years ended December 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006

Interest and other income	$903	$2,387	$3,961	$(1,484)	$(1,574)	(62)%	(40)%

For the year ended December 31, 2008 compared to the year ended December 31, 2007, interest and other income decreased $1.5 million primarily due to lower average cash and marketable security balances during 2008 as a result of continued net operating losses, as well as lower interest rates earned on our cash and marketable securities during 2008.

Interest and other income decreased $1.6 million for year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to lower interest income as a result of lower average cash and marketable security balances during 2007 compared to 2006.

Interest and Other (Expense).  Interest and other (expense) for the years ended December 31, 2008, 2007, and 2006 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2008 vs.	2007 vs.	2008 vs.	2007 vs.
	2008	2007	2006	2007	2006	2007	2006

Interest and other (expense)	$(2,610)	$—	$—	$(2,610)	$—	N/A	0%

For the year ended December 31, 2008 compared to the year ended December 31, 2007, interest and other (expense) increased $2.6 million primarily due to interest expense incurred on a debt facility we entered into during the second quarter of 2008. In the fourth quarter of 2008, we classified our outstanding debt balance as a current liability and as of December 31, 2008, we fully accreted the debt discount, debt issuance costs, final payment and the value of the warrants issued in lieu of the prepayment penalty to interest expense. We did not have any debt or related interest expense prior to 2008.

Liquidity and Capital Resources

Since inception, our operations have been financed through the private placement of equity securities, our initial public offering and debt. Cumulatively through December 31, 2008, we received net proceeds of approximately $155.7 million from the sale of shares of our preferred and common stock, and issuance of debt as follows:

•	Net proceeds of $90.0 million from the sale and issuance of an aggregate of 73,448,000 shares of preferred stock as follows: From August 2003 through January 2004, we issued and sold an aggregate of

2,300,000 shares of Series A preferred stock for net proceeds of $2.3 million. From April 2004 through June 2004, we issued and sold an aggregate of 23,000,000 shares of Series B preferred stock for net proceeds of $22.9 million after deducting offering costs of $0.1 million. In June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million after deducing offering costs of $0.2 million. In September 2005, the warrant instrument, which was issued in conjunction with the June 2005 Series C stock issuance, was exercised and we issued and sold an additional 7,407,000 shares of Series C redeemable preferred stock for net proceeds of $10.0 million.

•	Net proceeds of $50.9 million from the sale and issuance of an aggregate of 5,352,000 shares of common stock as follows: In December 2005, we issued and sold 5,000,000 shares of our common stock in our initial public offering for aggregate net proceeds of $49.8 million after deducting offering costs of $5.2 million. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock at a ratio of six shares of preferred stock converting into one share of common stock. Since our inception on August 14, 2003 through December 31, 2008, we have issued an aggregate of 352,000 shares of common stock upon exercise of stock options from which we have received aggregate proceeds of $1.1 million.

•	Net proceeds of $14.8 million from the issuance of debt as follows: In May 2008, we entered into a loan and security agreement under which we borrowed $15.0 million, less debt issuance costs of $0.2 million for net proceeds of $14.8 million. Interest payments were due monthly, but no principal repayment was due until January 1, 2009, at which time the debt was to be repaid through 30 equal monthly installments. We repaid the loan in full in March 2009.

As of December 31, 2008, we had $14.3 million in cash, cash equivalents and marketable securities. We have invested a substantial portion of our available cash in United States government backed securities and money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it potentially difficult for the fair value of these types of instruments to be determined. Our money market funds are with institutions that have minimal mortgage-backed security exposure and we do not hold any auction rate securities. All of our investments in money market funds and United States government backed securities continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired.

We have established guidelines relating to credit rating, diversification and maturities of our investments to preserve principal and maintain liquidity. The diversity in maturities of our holdings provides us the capability to generally hold our securities until maturity, which we regularly do. This allows any temporary changes in the value of our marketable securities due to market volatility to be recovered by the time the security matures. To date, realized gains and losses from the sale of securities prior to their maturity have been negligible. As of December 31, 2008, the longest time for maturity for any of our marketable securities is 69 days with the weighted average time to maturity being 10 days.

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

Cash Flows

We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we seek NDA approval and prepare for the potential commercial launch of Silenor. For the year ended December 31, 2008, net cash used in operating activities was $29.1 million, compared to $21.5 million for the year ended December 31, 2007. The increase in net cash used in operating activities was primarily due to an increase in our net loss for 2008 as we voluntarily conducted a standard clinical trial during 2008 to evaluate the potential for ECG effects of doxepin, the active ingredient in Silenor, and prepared for the potential commercialization of Silenor.

We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor or any other product candidate that we may develop. We expect our operating expenses to be substantial over the next few years as we seek approval of our NDA for Silenor, prepare for the potential commercial launch of Silenor and potentially develop other product candidates. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources and through the sale of other equity securities, debt financings, assigning receivables or royalty rights or other strategic transactions.

However, we may not be successful in obtaining additional financing when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. We also may not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. If we are unsuccessful in raising sufficient additional funds, we may be required to delay, scale-back or eliminate development plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. If we are successful in raising additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we are successful in raising additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We have an effective shelf registration statement on Form S-3 on file with the SEC. This registration statement could allow us to obtain additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3.

In addition, in July 2008, we filed a shelf registration statement on Form S-3 in conjunction with our CEFF, which has not been declared effective by the SEC. Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of the shelf registration statement and other conditions. One of these conditions is that the volume weighted average price of our common stock is above $1.75. On March 4, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.36.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of March 4, 2009, our public float was approximately 11,150,000 shares, the value of which was approximately $4.0 million based upon the closing price of our common stock on the Nasdaq Global Market of $0.36 on such date. As of March 4, 2009, the value of one-third of our public float calculated on the same basis was approximately $1.3 million.

As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected. Concern about the stability of the markets in general and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs.

Our independent auditors’ report for the year ended December 31, 2008 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about or ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors may lose all or part of their investment.

In response to the FDA’s delay of the PDUFA date for Silenor in November 2008 and the complete response letter we received from the FDA in February 2009, we implemented certain cost reduction measures. In December 2008, we reduced our workforce by approximately 50%, and in March 2009 we reduced our workforce by an additional 33%. In addition, in November 2008, our Board of Directors amended the Director Compensation Policy to provide that non-employee directors will receive their quarterly retainers for service on the Board of Directors or committees thereof and their fees for attending meetings of the Board and committees thereof in restricted stock units under our 2005 Equity Incentive Award Plan in lieu of cash compensation. The compensation arrangement of David Hale, our Executive Chairman of the Board, was also amended in November 2008 so that his cash compensation for such role will also be payable in restricted stock units. In addition, we did not make a cash bonus award under our 2008 Incentive Plan. Furthermore, we have been and will continue working with certain of our suppliers and vendors to manage our cash expenditures relating to our operations.

Loan and Security Agreement

In May 2008, we entered into the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with entering into the Loan Agreement, we issued warrants to Silicon Valley Bank and Oxford Finance Corporation to purchase an aggregate of approximately 239,000 shares of our common stock. The warrants have an exercise price of $4.385 per share and a ten-year term. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the Loan Agreement. In connection with the repayment, we issued to the lenders an aggregate of 200,000 warrants having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 prepayment penalty required under the Loan Agreement. We no longer have any obligations under the Loan Agreement.

Committed Equity Financing Facility

In May 2008, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of our common stock, subject to certain limitations as set forth in the common stock purchase agreement.

Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement, which has not occurred as of March 4, 2009, and other conditions. One of these conditions is that the volume weighted average price of our common stock is above $1.75. On March 4, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.36.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of March 4, 2009, our public float was approximately $4.0 million which was based on 11,150,000 shares held by non-affiliates and a closing stock price of $0.36 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.3 million.

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

In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 165,000 shares of our common stock at an exercise price of $5.4175 per share. The warrant became exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013.

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

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2008 (in thousands):

	Payments Due By Period
		2010	2012
		through	through
	2009	2011	2013	After 2013	Total

Principal payments under loan agreement(1)	$15,000	$—	$—	$—	$15,000
Operating lease obligations	1,036	15	—	—	1,051
Minimum payments under license agreements	15	30	265	967	1,277
Non-cancelable purchase orders	848	—	—	—	848

Total	$16,899	$45	$265	$967	$18,176

(1)	As discussed in the footnotes to our financial statements, all amounts under the loan agreement were classified as a current liability on our financial statements. The loan was repaid in full in March 2009.

All of the minimum payments under license agreements in the table above pertain to our nalmefene program, and specifically to our license agreement with the University of Miami. On March 12, 2009, we and BioTie entered into an agreement to mutually terminate our license agreement with BioTie. Pursuant to this agreement, BioTie agreed to pay us a $1.0 million termination fee. There are no further obligations under our license agreement with BioTie, however, our license agreement with the University of Miami remains in effect as of March 12, 2009.

After taking into consideration the termination of the BioTie license, we are also obligated to make revenue-based royalty payments as well as additional milestone payments of up to $1.3 million upon achieving certain product development events. These milestone and royalty payments are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. The additional milestone payments consist of a $1.0 million milestone payment related to our Silenor program and $0.3 million of milestone payments related to our agreement with the University of Miami. The $1.0 million Silenor milestone payment would be payable to ProCom One upon approval of our NDA for Silenor by the FDA. This milestone payment is not reflected in our financials as it is not considered to be incurred at this time. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.

We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the submission of our NDA and related information to the FDA, the regulatory review process relating to the NDA and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. At December 31, 2008, we had non-cancellable purchase orders outstanding of $0.8 million relating to the acquisition of tooling and materials from third-party suppliers.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board, or the FASB, released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 Fair Value Measurement for us until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable for us beginning January 1, 2008 for financial assets and financial liabilities. Because of this deferral for nonfinancial assets and nonfinancial liabilities, we have only partially adopted SFAS No. 157 as of December 31, 2008. We do not expect the adoption of SFAS No. 157-2 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141, and in February 2009, the FASB issued FSP 141(R)-A which amends portions of SFAS No. 141(R). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed at the fair value as of the acquisition date, including contingent considerations. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, the amount of consolidated net income or loss attributable to the parent and the non-controlling interest will be presented on the face of the income statement. SFAS No. 160 is effective for us beginning January 1, 2009. Unless we engage in a transaction which results in a minority interest, we currently do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for us beginning January 1, 2009. We do not engage in any hedging activities and currently do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

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

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the company’s non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009. We do not have any instruments that are within the scope of FSP APB No. 14-1 and currently do not expect the adoption FSP APB No. 14-1 to have a material impact on our financial statements.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which is effective immediately upon issuance. FSP 157-3 is effective upon issuance and clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not active. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. Adoption of FSP 157-3 did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and marketable securities at December 31, 2008 consisted primarily of money market funds and United States government agency notes. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents, and marketable securities have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. Our money market funds are with institutions that have minimal mortgage-backed security exposure and our debt holdings are in United States government backed securities. While we believe our cash, cash equivalents and marketable securities are well diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008, the end of our most recent fiscal year. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Part IV-Item 15(a)(1) in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

At March 4, 2009, our board of directors consisted of the following members:

Name	Age	Position with the Company

David F. Hale	60	Executive Chairman of the Board
Richard W. Pascoe	45	Director, President and Chief Executive Officer
Erle T. Mast	46	Director, Chairman of the Audit Committee
Jesse I. Treu, Ph.D.	61	Director, Chairman of the Compensation Committee
Kurt von Emster	41	Director, Chairman of the Nominating / Corporate Governance Committee
Terrell A. Cobb	59	Director
Michael L. Eagle	61	Director
Kurt C. Wheeler	56	Director
Thomas G. Wiggans	57	Director

David F. Hale is one of our co-founders and has served as Executive Chairman of the Board of Directors since December 2007. He served as non-Executive Chairman of the Board from August 2003 until December 2007 and as interim Chief Executive Officer from January 2008 until August 2008. Mr. Hale is Chairman and Chief Executive Officer of Hale BioPharma Ventures. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, from October 2000 until it merged with Micromet AG in 2006. He served as a director of CancerVax from December 2000 until the merger with Micromet Inc., and he currently serves as Chairman of Micromet’s board of directors. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the Board of Santarus, Inc., and Metabasis Therapeutics, Inc. He also serves on the board of directors of privately held SkinMedica, Inc., Neurelis, Inc., Conatus Pharmaceuticals, Inc. and Elevation Pharmaceuticals, Inc. Mr. Hale is a co-founder and a member of the boards of directors of industry organizations including BIOCOM/ San Diego, the California Healthcare Institute and CONNECT, and is a member of the board of directors of the Biotechnology Industry Organization, Rady Children’s Hospital and Health Center, and the Burnham Institute for Medical Research. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University.

Richard W. Pascoe joined as our President and Chief Executive Officer in August 2008. Before joining us, Mr. Pascoe was the Chief Operating Officer at ARIAD Pharmaceuticals, an emerging oncology company, where he led commercial operations, manufacturing, information services, program and alliance management and business development. Mr. Pascoe held a series of senior management roles at King Pharmaceuticals, Inc., including senior vice president of neuroscience marketing and sales and vice president positions in both international sales and marketing and hospital sales. He also held positions in the commercial groups at Medco Research, Inc. (which was acquired by King), COR Therapeutics, Inc. (where he helped lead the successful launch of eptifibatide [Integrilin®]), B. Braun Interventional and the BOC Group. Mr. Pascoe served as a commissioned officer in the United States Army following his graduation from the United States Military Academy at West Point where he received a B.S degree in Leadership.

Erle T. Mast has served on our board of directors since June 2008. Mr. Mast was Chief Financial Officer of Pharmion Corporation from 2002 until its acquisition by Celgene Corporation in March 2008. Mr. Mast was also an Executive Vice President of Pharmion from February 2006 until the acquisition. He was Vice President of Finance for Dura Pharmaceuticals, Inc. from 1997 until its acquisition by Elan Corporation, plc in 2000, and thereafter he was Chief Financial Officer of Elan’s Global Biopharmaceuticals business until 2002. Prior to that, Mr. Mast was a partner with Deloitte & Touche, LLP. Mr. Mast graduated from California State University Bakersfield with a degree in business administration.

Jesse I. Treu, Ph.D. has served as a member of our board of directors since December 2003. Dr. Treu has been a Partner of Domain Associates since its inception 24 years ago. He has been a director of over 30 early-stage health care companies, 18 of which have so far become public companies. Present board memberships include Altea Therapeutics, Aesthetic Sciences, BiPar Sciences, CoLucid, Regado Biosciences, Tandem Diabetes Care, Inc. and SenoRx. He has also served as a Founder, President and Chairman of numerous venture stage companies. Prior to the formation of Domain, Dr. Treu had twelve years of experience in the health care industry. He was Vice President of the predecessor organization to The Wilkerson Group, and its venture capital arm, CW Ventures. While at CW Ventures, he served as President and CEO of Microsonics, a pioneer in computer image processing for cardiology. From 1977 through 1982, Dr. Treu led new product development and marketing planning for immunoassay and histopathology products at Technicon Corporation, which is now part of Siemens Diagnostics. Dr. Treu began his career with General Electric Company in 1973, initially as a research scientist developing thin film optical sensors for immunoassay testing, and later serving on the corporate staff with responsibility for technology assessment and strategic planning. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute and his M.A. and Ph.D. in physics from Princeton University.

Kurt von Emster, CFA has served as a member of our board of directors since August 2005. Mr. von Emster is currently Managing Director of venBio LLC. From November 2000 through February 2009, Mr. von Emster was a General Partner and Portfolio Manager for the MPM BioEquities Fund. Prior to joining MPM, Mr. von Emster spent 11 years with Franklin Templeton Group as a Vice President and Portfolio Manager where he managed over $2 billion in health and biotech funds. In his tenure at Franklin, Mr. von Emster was responsible for building the health care group and was responsible for conceiving and developing seven different life science investment products for Franklin. Mr. von Emster holds the Chartered Financial Analyst designation (CFA), is a member of the Association for Investment Management and Research and is a member of the Security Analysts of San Francisco. He has a degree from the University of California at Santa Barbara in Business and Economics.

Terrell A. Cobb has served as a member of our board of directors since August 2003. Mr. Cobb is the founder and currently serves as President of ProCom One, a drug development company, a position he has held since 1998. We license Silenor from ProCom One, Inc. as described in further detail under Part III — Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this report. From 1995 to the present, Mr. Cobb has served as a consultant focusing on business development activities in the pharmaceutical industry. Mr. Cobb previously spent 15 years in various positions at Johnson and Johnson. Mr. Cobb has founded four specialty pharmaceutical companies, has held senior management positions in several start-up organizations, including Pharmaco and Scandipharm, and has acted as an advisor and consultant to other drug development companies. He received a B.A. degree from Mercer University in Chemistry and Psychology.

Michael L. Eagle has served on our board of directors since May 2007. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Since retiring from Eli Lilly, he has served as a founding member of Barnard Life Sciences, LLC. Mr. Eagle serves on the boards of directors of Micrus Endovascular Corporation, a medical device company, Xtent Inc, a development-stage drug eluting stent company and Symphony Medical, a private medical device company. Mr. Eagle earned his B. S. degree in mechanical engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University. He serves on the Board of Trustees of the La Jolla Playhouse and Futures for Children.

Kurt C. Wheeler has served as a member of our board of directors since June 2005. Mr. Wheeler is a Managing Director of Clarus Ventures, a venture capital firm, a position he has held since February 2005, and is a General Partner of MPM Capital BioVentures II and III funds, a position he has held since March 2000. Prior to joining MPM, Mr. Wheeler was Chairman and CEO of InControl, a publicly traded medical device company that designed, developed, and marketed implantable medical devices to treat irregular heart rhythms. In September 1998, Mr. Wheeler negotiated the sale of InControl to Guidant. He serves on the board of directors of a number of private medical device and biopharmaceutical companies. He began his professional career at Eli Lilly & Co. He holds a B.A. from Brigham Young University and a M.B.A. from Northwestern University.

Thomas G. Wiggans has served on our board of directors since June 2008. Mr. Wiggans served as Chief Executive Officer of Connetics Corporation from 1994 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. Mr. Wiggans was also Chairman of the Board of Connetics from January 2006 until the acquisition. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc. He served in various positions at Ares-Serono Group from 1980 to 1992, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans currently serves as Chairman of the Board and Chief Executive Officer of Peplin, Inc. and on the board of directors of Sangamo Biosciences, Inc. and Onyx Pharmaceuticals, Inc. He is also on the Board of Overseers of the Hoover Institution at Stanford University and the Board of Trustees of the University of Kansas Endowment Association. In addition, Mr. Wiggans is Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

Audit Committee and Financial Expert

Our audit committee currently consists of Mr. Mast (chair), Mr. Eagle, and Mr. Wiggans, each of whom our board of directors has determined is independent within the meaning of the independent directors standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Mast qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission.

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

The audit committee reviewed with PricewaterhouseCoopers LLP, who are responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees. In addition, the audit committee has discussed with PricewaterhouseCoopers LLP their independence from management and our company, has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by the Public Company Accounting Oversight Board, Rule 3526 Communication with Audit Committees Concerning Independence, and has considered the compatibility of non-audit services with the auditors’ independence.

The audit committee met with PricewaterhouseCoopers LLP to discuss the overall scope of their audit. The meetings with PricewaterhouseCoopers LLP were held, with and without management present, to discuss the results of their examination, their evaluation of our internal controls and the overall quality of our financial reporting.

Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2008. The audit committee and our board of directors also have recommended, subject to stockholder approval, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009.

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

Erle T. Mast, Chairman
Michael L. Eagle
Thomas G. Wiggans

Executive Officers

At March 12, 2009, our executive officers consisted of the following:

Name	Age	Position with the Company

David F. Hale	60	Executive Chairman of the Board
Richard W. Pascoe	45	President and Chief Executive Officer
Susan E. Dubé	61	Senior Vice President, Corporate and Business Development
James J. L’Italien, Ph.D.	56	Senior Vice President, Regulatory Affairs and Quality Assurance
Jeffrey W. Raser	48	Senior Vice President, Sales and Marketing
Brian T. Dorsey	40	Vice President, Product Development
Meg M. McGilley	49	Vice President, Chief Financial Officer and Treasurer
Matthew W. Onaitis	38	Vice President, General Counsel and Secretary

See “Board of Directors” for the biographies of Messrs. Hale and Pascoe.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10% or more of our common stock are required to file with the Securities and Exchange Commission on a timely basis initial reports of beneficial ownership and reports of changes regarding their beneficial ownership of our common stock. Officers, directors and 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

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

We believe that the compensation of our executives should largely reflect their success as a management team, rather than as individual contributors, in attaining key operating objectives. As a result, we believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the main basis for determining their overall compensation.

Overview of Total Compensation and Process

Elements of total compensation for our executives include:

•	salary,

•	annual, variable, performance-based bonus awards, generally payable in cash,

•	equity-based incentive awards, and

•	other benefits.

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

In making these compensation decisions, it has been the practice of our compensation committee to review the historical levels of each element of each executive officer’s total compensation (salary, bonus, stock incentive awards and other benefits) and to compare each element with that of the executive officers in an appropriate group of comparable specialty pharmaceutical companies.

With respect to the compensation committee’s executive compensation review in early 2008, the committee authorized management to engage Remedy Compensation Consulting, or Remedy, an independent compensation consultant, to perform a competitive assessment of each executive officer’s compensation utilizing a specific group of comparable specialty pharmaceutical companies. Our management reviewed with Remedy the comparison group that we used in 2007, and this review resulted in a new comparison group that possessed the following characteristics at the time of selection:

•	market capitalizations below $625 million,

•	most advanced product candidate in Phase 2 or later, but no products approved by the FDA,

•	limited or no commercial infrastructure,

•	less than 275 employees, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee then approved the companies comprising the comparison group. The companies in the group were:

• Acadia Pharmaceuticals Inc.	• Kosan Biosciences Incorporated
• Adolor Corporation	• Memory Pharmaceuticals Corp.
• Affymax, Inc.	• Metabasis Therapeutics, Inc.
• Alexza Pharmaceuticals, Inc.	• Nastech Pharmaceutical Company, Inc.
• Allos Therapeutics, Inc.	• Neurocrine Biosciences, Inc.
• Altus Pharmaceuticals Inc.	• Neurogen Corporation
• Arena Pharmaceuticals, Inc.	• Nuvelo, Inc.
• Cadence Pharmaceuticals, Inc.	• Pain Therapeutics, Inc.
• Combinatorx, Incorporated	• Rigel Pharmaceuticals, Inc.
• Cypress Bioscience, Inc.	• Telik, Inc.
• Cytokinetics, Incorporated	• Trubion Pharmaceuticals, Inc.
• Favrille, Inc.	• Vanda Pharmaceuticals Inc.
• ImmunoGen, Inc.

Remedy then compiled competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze. With respect to executive officers for which the publicly available competitive information from the comparison group was not sufficient to provide meaningful analysis, our management also provided the compensation committee with competitive information relating to such officers’ positions from the 2007 Radford Survey — Biotechnology Benchmark.

In early 2008, Remedy also compared the stock option grant guidelines previously adopted by our compensation committee with option grant data from the companies in our comparison group described above. The guidelines provide ranges of options to be granted to our employees, including our executive officers, based on their positions and whether the grants are being made in connection with hiring or on a performance basis thereafter. Our compensation committee considers these ranges in making determinations regarding the size of option grants, but it is not bound to comply with these ranges. Remedy made recommendations to the compensation committee regarding potential updates to our stock option guidelines, including those relating to our executive officers. The compensation committee adopted revised stock option guidelines based upon these recommendations.

With respect to the compensation committee’s executive compensation review in early 2009, the committee authorized management to engage Remedy to perform an assessment of our group of comparable specialty pharmaceutical companies. Our management reviewed with Remedy the comparison group that we used in 2008, and this review resulted in a new comparison group that possessed the following characteristics at the time of selection:

•	market capitalizations below $275 million,

•	most advanced product candidate in Phase 2b or later,

•	limited commercial infrastructure,

•	less than 175 employees, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee then approved the companies comprising the comparison group. The companies in the group are:

• Acadia Pharmaceuticals Inc.	• Neurocrine BioSciences, Inc.
• Affymax, Inc.	• NeurogesX, Inc.
• Alexza Pharmaceuticals, Inc.	• Orexigen Therapeutics, Inc.
• ARIAD Pharmaceuticals, Inc.	• Pain Therapeutics, Inc.
• Cadence Pharmaceuticals, Inc.	• Poniard Pharmaceuticals, Inc.
• IDM Pharma	• Telik, Inc.
• La Jolla Pharmaceuticals, Inc.	• Trubion Pharmaceuticals, Inc.
• MAP Pharmaceuticals	• Vanda Pharmaceuticals Inc.
• MDRNA, Inc.

Our management then compiled competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze. With respect to executive officers for which the publicly available competitive information from the comparison group was not sufficient to provide meaningful analysis, our management also provided the compensation committee with competitive information relating to such officers’ positions from the 2008 Radford Survey — Biotechnology Benchmark.

With respect to survey data not relating to our comparison groups that was reviewed by the compensation committee, the identities of the individual companies included in the surveys were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. Instead, the compensation committee only referred to the statistical summaries of such surveys.

While we believe that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely on a comparison to competitive data. While compensation paid by other companies is a factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result of this approach, there are no comparative guidelines, such as percentiles, used by our compensation committee in making compensation determinations relative to the compensation data from our comparison group. In addition, the compensation committee has discretion to make stock awards to executive officers that are outside of the ranges in our guidelines. Our compensation committee relies upon the judgment of its members in making executive compensation decisions, after reviewing the following factors:

•	our performance against corporate objectives for the previous year,

•	difficulty in achieving desired results in the previous year and the current year,

•	value of the executive’s unique leadership and other skills and capabilities to support our long-term performance,

•	historical compensation versus performance,

•	status relative to similarly-situated executives from our comparison group or from compensation surveys,

•	the executive’s performance generally, including against individual objectives, for the previous year, and

•	the impact that any compensation awards that are payable in cash would have on our cash position.

The data regarding the compensation history and the relevant comparison group for each executive officer are provided to our Chief Executive Officer, the Chairman of the Board and the compensation committee. Our Chief Executive Officer then makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Our Chairman of the Board makes compensation recommendations to the compensation committee with respect to the Chief Executive Officer. The compensation committee considers, but is not bound to accept, these recommendations with respect to executive officer compensation. No executive officer is present at the time that his or her compensation is being discussed or determined.

In December 2007, we announced that our Chief Executive Officer, Kenneth Cohen, had resigned from his employment with us, effective December 31, 2007. Our Chairman of the Board, David F. Hale, was appointed as Executive Chairman of the Board in December 2007, and assumed the role of Interim Chief Executive Officer on January 1, 2008. Richard W. Pascoe joined us as President and Chief Executive Officer on August 11, 2008, with Mr. Hale retaining the position of Executive Chairman of the Board. It is anticipated that Mr. Hale will return to the position of non-Executive Chairman of the Board as of our annual meeting of stockholders for 2009.

Mr. Hale’s compensation for his roles as Executive Chairman of the Board and Interim Chief Executive Officer has been set solely by the compensation committee with no input from management. At the time that Mr. Hale agreed to serve in these positions, the compensation committee and our board of directors approved base compensation and bonus targets for Mr. Hale for his service in these positions. When Mr. Pascoe started as our President and Chief Executive Officer in August 2008, the compensation committee approved Mr. Pascoe’s base compensation and bonus targets for his service in such roles, and adjusted Mr. Hale’s base compensation and bonus targets given his continuing role as Executive Chairman of the Board. Mr. Hale’s base compensation was not reviewed and adjusted as part of our normal, annual executive compensation review, but the compensation committee has determined Mr. Hale’s bonus and equity compensation as part of such review. When Mr. Hale returns to the role of non-Executive Chairman of the Board, it is expected that Mr. Hale will be compensated for the remainder of 2009 as provided under our Director Compensation Policy.

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

Elements of Executive Compensation

The following “Summary Compensation Table” summarizes the compensation received by our Executive Chairman and former Interim Chief Executive Officer, our President and Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, or our Named Executive Officers, in the fiscal years ended December 31, 2008, 2007 and 2006. Our former non-Executive Chairman of the Board, David F. Hale assumed the position of Executive Chairman of the Board on December 6, 2007 and the position of Interim Chief Executive Officer on January 1, 2008. Richard W. Pascoe joined us as President and Chief Executive Officer on August 11, 2008, with Mr. Hale retaining the position of Executive Chairman of the Board. It is anticipated that Mr. Hale will return to the position of non-Executive Chairman of the Board as of our annual meeting of stockholders for 2009. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. The “Salary” column is the gross wages earned during each year listed. The “Stock Awards” column is the non-cash charge recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment, or SFAS No. 123(R) for each year listed related to restricted stock and restricted stock units. The “Option Awards” column is the non-cash charge recorded during each year listed in accordance with the provisions of SFAS No. 123(R) for stock options. Except as set forth below, no Named Executive Officer earned any signing bonuses, pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2008, 2007 or 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Name and Principal Position	Year	($)	($)(1)	($)	($)	($)	($)	Compensation	Total

David F. Hale,	2008	$289,091	$36,000	$31,502	$414,567	$—	N/A	$—	$771,160
Executive Chairman and	2007	$19,646	$—	$26,714	$676,561	$—	N/A	$162,189	$885,110
former Interim Chief Executive Officer(2)	2006	$—	$—	$—	$303,042	$—	N/A	$95,750	$398,792

Richard W. Pascoe, President and Chief Executive Officer and Current Director(3)	2008	$163,484	$—	$1,946	$125,594	$—	N/A	$206,845	$497,869

Meg M. McGilley,	2008	$252,578	$35,438	$31,502	$465,689	$—	N/A	$—	$785,207
Vice President and Chief	2007	$234,375	$54,844	$26,714	$404,186	$—	N/A	$—	$720,119
Financial Officer	2006	$220,833	$61,281	$—	$312,347	$—	N/A	$—	$594,461

Philip Jochelson,	2008	$314,369	$45,000	$31,502	$527,177	$—	NA	$—	$918,048
Senior Vice President and	2007	$281,067	$71,883	$26,714	$448,840	$—	N/A	$—	$828,504
Chief Medical Officer(4)	2006	$262,500	$74,493	$—	$354,050	$—	N/A	$—	$691,043

Susan E. Dubé,	2008	$267,352	$38,588	$31,502	$446,853	$—	N/A	$—	$784,295
Senior Vice President,	2007	$255,208	$53,211	$26,714	$385,376	$—	N/A	$—	$720,509
Corporate Development	2006	$243,333	$67,342	$—	$291,747	$—	N/A	$—	$602,422

Jeffrey W. Raser,	2008	$268,484	$38,588	$31,502	$456,540	$—	N/A	$—	$795,114
Senior Vice President,	2007	$255,208	$62,781	$26,714	$384,653	$—	N/A	$—	$729,356
Sales and Marketing	2006	$243,333	$67,160	$—	$290,955	$—	N/A	$—	$601,448

(1)	Amounts listed under “Bonus” column for 2008 reflect the amounts paid to each of the Named Executive Officers in April 2008 related to the acceptance by the FDA of our NDA for Silenor. Amounts listed for 2007 and 2006 reflect amounts earned under our corporate bonus plans for the 2007 Incentive Plan and 2006 Incentive Plan. Amounts paid under our incentive plans are discretionary and no such amounts were paid relating to our 2008 Incentive Plan.

(2)	Mr. Hale became Executive Chairman of the Board on December 6, 2007 and Interim Chief Executive Officer on January 1, 2008. Amounts included in the “Salary” column for Mr. Hale reflect payments for his service as Executive Chairman of the Board during 2008 and 2007 and Interim Chief Executive Officer in 2008. Amounts included in “All Other Compensation” reflect payments made to Mr. Hale for his service as non-Executive Chairman of the Board during 2007 and 2006. Amounts included in the “Stock Awards” and “Option Awards” columns for Mr. Hale include all share-based award amounts earned during each year listed as determined under SFAS No. 123(R) for his services both as non-Executive Chairman of the Board during 2006 and through December 5, 2007, as Executive Chairman of the Board beginning December 6, 2007 and as Interim Chief Executive Officer beginning January 1, 2008 and through August 10, 2008.

(3)	Mr. Pascoe became our President and Chief Executive Officer in August 2008. Amounts included in “All Other Compensation” reflect the sum of: 1) a $25,000 net cash award paid at the time Mr. Pascoe joined us, 2) the gross-up for taxes of $18,668 on the $25,000 net cash award and 3) amounts reimbursed to Mr. Pascoe of $102,276 incurred in connection with his relocation to San Diego, California from Massachusetts, plus $60,901 for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego, reasonable expenses relating to the sale of Mr. Pascoe’s home in Massachusetts, closing costs associated with the purchase of a primary residence in San Diego and moving of household goods. A portion of these relocation expenses must be repaid if Mr. Pascoe’s employment is terminated by us for cause or by Mr. Pascoe for any reason other than for good reason prior to August 11, 2009.

(4)	Dr. Jochelson resigned from the company effective as of March 4, 2009.

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

For his service as our Executive Chairman of the Board, Mr. Hale received a monthly salary of $15,000 per month throughout 2008, which monthly salary will continue until Mr. Hale returns to the position of non-Executive Chairman of the Board on the date of our annual meeting of stockholders for 2009. Mr. Hale also received an additional $15,000 per month, pro rated for any portion of a month, for his service as our Interim Chief Executive Officer from January 1, 2008 through August 10, 2008.

In November 2008, as part of our plans to reduce cash expenditures, Mr. Hale’s compensation arrangement relating to his service as Executive Chairman of the Board was amended so that his cash compensation for such role is payable in RSU under our 2005 Equity Incentive Award Plan. After each calendar month, Mr. Hale will receive a number of RSUs calculated by dividing his monthly compensation of $15,000 per month, minus the cash value of deductions for Mr. Hale’s healthcare and flexible benefit plans, by the closing price of our common stock on the Nasdaq Global Market on the last trading day of such calendar month. All of these RSUs would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to Mr. Hale’s continued service to us on such date. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first date included within an open trading window under our Insider Trading Policy following the date of issuance, subject to Mr. Hale’s continued service to us on such date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control.

In February 2008, the compensation committee set base salaries for our Named Executive Officers, other than Mr. Hale, whose base salary as Executive Chairman of the Board and Interim Chief Executive Officer was set by the compensation committee in December 2007, and Mr. Pascoe, who commenced employment with us in August 2008, to be in effect until the next annual review by the compensation committee. These annual base salaries were as follows:

	Base Salary		Increase Over
Named Executive Officer	2008	2007	2007 (%)

Meg M. McGilley, Vice President and Chief Financial Officer	$255,000	$236,250	7.9%
Philip Jochelson, M.D., Senior Vice President and Chief Medical Officer	$316,500	$300,000	5.5%
Susan E. Dubé, Senior Vice President, Corporate Development	$268,850	$257,250	4.5%
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	$270,150	$257,250	5.0%

Each of these increases reflects an overall assessment by the compensation committee of the executive officer’s base salary level, taking into account executive’s performance in 2007, contribution to our overall performance in 2007, historical compensation awards and anticipated contribution to 2008 corporate goals. Ms. McGilley’s salary increase also reflected an adjustment based on a comparison to data from the companies in our comparison group. Mr. Pascoe’s annual base salary is $415,000, which was established by the compensation committee when he joined us in August 2008.

In February 2009, the compensation committee undertook its annual review of the compensation levels of each of the Named Executive Officers, which included an analysis of 2008 individual and corporate performance, historical compensation awards, anticipated contribution to 2009 corporate goals and comparisons to data from the companies in our comparison group and compensation surveys, if applicable, with respect to each such executive officer. As part of this process, our management recommended to the compensation committee that increases in the base salaries of our employees were not advisable in light of our then-current cash position. The compensation committee agreed with this recommendation, and at that time base salaries were kept at then-current levels for each of our Named Executive Officers.

Bonus Awards

It is the compensation committee’s objective to have a significant percentage of each executive officer’s total compensation be contingent upon our performance as well as upon his or her own level of performance and contribution toward our performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved, with individual performance also taken into account by the compensation committee for executive officers other than our Executive Chairman of the Board and our Chief Executive Officer.

In the first quarter of 2008, our compensation committee adopted the 2008 Incentive Plan. This plan was designed to reward our executive officers for the achievement of annual performance goals. Pursuant to the plan, the committee designated for each executive officer a target bonus amount, expressed as a percentage of his or her base salary. For 2008, the target bonus percentage for our Chief Executive Officer was 45% of his base salary, and the target bonus percentage for each other executive officer was 35% of his or her base salary. The target bonus percentage for our Executive Chairman of the Board and Interim Chief Executive Officer was 45% of the amount of total salary he received during 2008 for both roles.

The calculation of the bonuses to be paid to our Executive Chairman of the Board and our Chief Executive Officer is entirely dependent upon the achievement of our corporate performance goals. Our 2008 corporate performance goals were established by the compensation committee and included objectives relating to: (1) regulatory activities relating to our product candidate Silenor, (2) establishing a strategic collaboration regarding Silenor, (3) our financing activities and (4) our stock price performance.

Objectives relating to Silenor regulatory activities included the submission of the NDA for Silenor in the first quarter of 2008, acceptance by the FDA of the NDA for filing in the second quarter of 2008 and an FDA action letter relating to the NDA in the fourth quarter of 2008. With respect to establishing a strategic collaboration regarding Silenor, our goal was to complete a collaboration or to have an alternative strategic plan approved by our board of directors by the end of 2008. Our objective relating to our financing activities was to develop and implement during 2008 a financing strategy to support corporate operations and the potential commercialization of Silenor.

The objective relating to our stock price performance was based on a comparison between the percentage change in average closing prices for the last ten days of trading for 2007 and 2008 on the Nasdaq Global Market for our common stock and the Nasdaq Biotech Index. The difference of the average closing prices for the Nasdaq Biotech Index was subtracted from the difference of the average closing prices for our common stock, and the percentage achievement depended on the result as follows:

•	if the result was less than or equal to -5, the percentage goal achievement was zero,

•	if the result was more than -5 but less than or equal to zero, the percentage goal achievement was 50%,

•	if the result was more than zero but less than or equal to 5, the percentage goal achievement was 60%, and

•	if the result was more than 5 but less than or equal to 10, the percentage goal achievement was 100%.

For our Named Executive Officers other than our Executive Chairman of the Board and our Chief Executive Officer, the calculation of the bonus under the 2008 Incentive Plan depends on the achievement of both corporate and individual goals. The individual performance assessments are primarily based upon individual performance objectives that are established based upon each executive officer’s job responsibilities. The objectives are designed to support the continuing growth and development of the organization and generally take into account the executive officer’s planned contributions toward helping us achieve our corporate goals. Under the 2008 Incentive Plan, the bonus for each of our Named Executive Officers other than our Executive Chairman of the Board and our Chief Executive Officer was based 75% on the achievement of corporate goals and 25% on individual performance. Because of the relatively low weighting of individual performance and the discretion of the compensation committee to determine individual performance based upon numerous factors, we do not believe that an analysis of specific individual performance goals is material to a discussion of the executive compensation determinations for our executive officers.

With respect to both corporate goals and individual performance, our compensation committee places performance into one of four categories: excellent in view of prevailing conditions, acceptable in view of prevailing conditions, meeting some but not all objectives, or not acceptable in view of prevailing conditions. Each of these categorizations results in a range of multipliers to the target amount of the bonus that is applicable to the corporate or individual goals. The compensation committee has discretion with respect to the actual multiplier to apply in each case. For 2008, the ranges were 75% to 150% for excellent performance, 50% to 75% for acceptable performance, 25% to 50% for performance meeting some but not all objectives and 0% for unacceptable performance. Management’s recommendations with respect to bonuses for executive officers utilize the weightings between corporate goals and individual performance and the multipliers to the target bonus amounts. The primary factor in the determination of the bonus is the achievement of objectives, but the compensation committee also takes other factors into account, such as individual contribution to corporate goals, historical compensation awards, anticipated contribution to future corporate goals and the impact that the payment of bonuses in cash would have on our cash position. As a result, the ultimate payment of bonuses is within the subjective discretion of our compensation committee, notwithstanding corporate and individual performance relating to pre-established objectives.

If any executive officer was not employed with us for the full year, his or her incentive compensation will be pro-rated based on the portion of the year he or she was employed with us. To be eligible for a pro-rated bonus, the executive must have served in that capacity for at least the last three months of the year and through the time the bonus is paid.

In February 2009, the compensation committee undertook its annual review of the compensation levels and performance of the company and each of the Named Executive Officers. In connection with this process, the committee assessed our overall performance and determined that we met our corporate objectives at the 35% level. As part of this process, however, our management recommended to the compensation committee that the payment of cash bonuses to our employees under the 2008 Incentive Plan was not advisable in light of our then-current cash position. The compensation committee agreed with this recommendation, and determined that cash bonuses would not be paid under the 2008 Incentive Plan. In lieu of such cash bonuses, the committee granted RSUs under our 2005 Equity Incentive Award Plan. The committee granted each such Named Executive Officer other than Mr. Pascoe and Dr. Jochelson a number of RSUs calculated by dividing the bonus amount to which such Named Executive Officer was entitled under the 2008 Incentive Plan by $2.18, the closing price of our common stock on the Nasdaq Global Market on the grant date of February 17, 2009. Pursuant to Mr. Pascoe’s employment agreement with us, Mr. Pascoe was entitled to a cash bonus of $100,000 in lieu of any performance-based bonus under the 2008 Equity Incentive Award Plan. The employment agreement was amended such that in lieu of such cash bonus Mr. Pascoe was granted 45,872 RSUs, which is equal to such bonus amount divided by $2.18, the closing price of our common stock on the Nasdaq Global Market on the grant date of February 17, 2009. The RSUs would vest in full upon the date that is six months after the consummation by us of a financing or a strategic collaboration, or the last in a series of financing or strategic collaboration transactions, in which we receive an aggregate of at least $25 million in unrestricted cash in 2009, subject to the executive’s continued employment by or service to us on such date. In addition, the RSUs would vest in full upon a change of control transaction involving us.

Mr. Hale’s target bonus percentage for his service as our Executive Chairman of the Board is 45% of the amount of total salary that he receives during 2009 for his service in such role.

The bonuses received by our Named Executive Officers under our 2006 Incentive Plan and our 2007 Incentive Plan are set forth in the “Summary Compensation Table” above under the “Bonus” section of the table. Amounts included in the Summary Compensation Table for 2008 relate to cash bonuses paid to our Named Executive Officers upon acceptance by the FDA of the NDA for Silenor. Mr. Hale did not receive a bonus under our 2006 Incentive Plan or 2007 Incentive Plan because he assumed the position of Executive Chairman of the Board on December 6, 2007 and the position of Interim Chief Executive Officer on January 1, 2008.

In August 2008, Mr. Pascoe received a bonus of $43,668 in connection with his commencement of employment with us. This bonus was grossed up to account for all applicable taxes such that after taxes Mr. Pascoe received $25,000. This bonus was specified in the employment agreement that we entered into with Mr. Pascoe in connection with his commencement of employment with us.

In October 2007, our board of directors, upon the recommendation of the compensation committee, amended our 2007 Incentive Plan to provide that each executive officer other than Mr. Hale was eligible for an additional cash bonus equal to 50% of his or her target bonus percentage, payable upon the acceptance of the NDA for Silenor by the FDA. At such time, Mr. Hale was provided with an immediate bonus of $50,000 and was made eligible for an additional $20,000 bonus payable upon the acceptance of the NDA for Silenor by the FDA. In April 2008, the compensation committee increased the amount of Mr. Hale’s bonus from $20,000 to $36,000. The bonuses payable upon NDA acceptance were implemented to provide additional incentive for our management team to help achieve this key corporate objective. These bonuses were paid in April 2008 and are included in the “Summary Compensation Table” above.

Equity-Based Awards

We generally provide equity-based incentive award compensation to our executive officers through grants of stock options. We have also periodically awarded restricted stock and restricted stock units to our executive officers. Stock awards allow us to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation,

•	provide an opportunity for increased equity ownership by executives, and

•	maintain competitive levels of total compensation.

Stock option grant levels are determined based on market data and vary among executive officers based on their positions and performance. Newly hired or promoted executive officers also typically receive stock option grants in connection with those events. We have guidelines that provide ranges of options to be granted to our employees, including our executive officers, based on their positions and whether the grants are being made in connection with hiring or on a performance basis thereafter. These guidelines were adopted by our compensation committee after considering recommendations provided by our independent compensation consultant that were based upon option grant data from our comparison group and the statistical summaries of compensation data presented to them based on available surveys. Our compensation committee considers the ranges contained in our guidelines in making determinations regarding the size of option grants, but it is not bound to comply with these ranges.

In making determinations relating to the size of stock option grants and other equity awards, the compensation committee takes into account a number of factors, such as the relative performance of the executive, individual scope of duties, the value of existing long-term incentive awards, prior contributions to company performance, the importance to the company of anticipated future performance, the size of prior grants and competitive market data. Based upon these factors, the compensation committee determines the size of equity awards at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

In addition, the board of directors has implemented a Policy Regarding Equity Awards. With respect to equity awards that may be granted to our executive officers, this policy provides that:

•	equity awards may be granted only at meetings of the compensation committee or the board of directors,

•	the grant date shall be the date that the meeting approving the equity award was held, or if later, the date of commencement of employment of a newly-hired executive officer,

•	the exercise price of a stock option may not be less than the fair market value of a share of our common stock on the grant date,

•	grants of equity awards to executive officers shall not be permitted if the compensation committee determines that at the time of grant its members are in possession of material, non-public information concerning the company, and

•	the material terms of each equity award are communicated to the executive officer in a timely manner.

The policy also provides that equity awards can be granted outside the terms of the policy in the event of unique circumstances or when time is of the essence, but that we shall not have any program, plan or practice to, coordinate the timing of equity awards with the release by us of material non-public information or any other investor relations activities.

The stock options that have been granted to our executive officers typically have a ten year term and vest over four years, with 25% vesting after one year and the remainder vesting in equal monthly installments over the subsequent three years. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our 2005 Equity Incentive Award Plan also allows us to provide other types of equity awards to our executive officers. In November 2008, each of our executive officers, including Mr. Hale, was granted RSUs under our 2005 Equity Incentive Award Plan. Each of our Named Executive Officers received 37,500 RSUs except for Mr. Pascoe, who received 60,000 RSUs. All of these RSUs were initially unvested. One-third of the RSUs would vest upon approval by the FDA of the NDA for Silenor, one-third of the RSUs would vest upon the first commercial sale of Silenor in the United States, and the remaining one-third of the RSUs would vest on December 31, 2009. These one-time grants were made in order to retain key members of our management team and to provide additional incentives for these executives to help achieve key corporate goals in 2009. Except with respect to the RSUs held by Mr. Hale, in the event of a change of control transaction prior to vesting, 50% of the unvested RSUs would vest upon the consummation of the change of control transaction. The remaining 50% will be converted into the right to receive cash at the time of the consummation of the change of control transaction based on the value of the change of control transaction, with such cash to be paid to the executive officer upon attainment of the applicable performance objectives. In addition, if an executive officer is terminated without cause or resigns for good reason following the change of control transaction but prior to the attainment of the performance objectives, the cash would be paid to him or her in full upon his or her termination or resignation. The RSUs held by Mr. Hale would vest in full upon the consummation of a change of control transaction. Except in the event of a change of control, an executive officer must be employed on the applicable vesting date in order to have his or her RSUs vest.

In addition, in November 2008, as part of our plans to reduce cash expenditures, Mr. Hale’s compensation arrangement relating to his service as Executive Chairman of the Board was amended so that his cash compensation for such role will be payable in RSUs. At the end of each calendar month, Mr. Hale will receive a number of RSUs calculated by dividing his monthly compensation of $15,000 per month, minus the cash value of deductions for Mr. Hale’s healthcare and flexible benefit plans, by the closing price of our common stock on the Nasdaq Global Market on the last trading day of such calendar month. All of these RSUs would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to Mr. Hale’s continued service to us on such date. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first date included within an open trading window under our Insider Trading Policy following the date of issuance, subject to Mr. Hale’s continued service to us on such date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control.

We do not have any security ownership requirements for our executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding stock options, restricted stock and RSUs as of December 31, 2008 for our Named Executive Officers.

							Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
	Option Awards								Plan	Market or
				Equity					Awards:	Payout
				Incentive					Number of	Value of
				Plan					Unearned	Unearned
				Awards:					Shares,	Shares,
		Number of	Number of	Number of			Number of	Market	Units or	Units or
		Securities	Securities	Securities			Shares or	Value of	Other	Other
		Underlying	Underlying	Underlying	Option		Units of	Stock that	Rights that	Rights that
Name and	Award	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock that	Have Not	Have not	Have not
Principal	Grant	Options(#	Options(#	Unearned	Price	Expiration	Have Not	Vested	Vested	Vested
Position	Date	Exercisable)(1)	Unexercisable)(1)	Options(#)	($/Share)	Date	Vested (#)	($)	(#)(2)	($)(3)
David F. Hale,	3/02/2005	15,000	—	—	$2.40	3/01/2015	—	$—	—	$—
Executive Chairman and former	7/19/2005	13,333	—	—	3.00	7/18/2015	—	—	—	—
Interim Chief Executive Officer	12/15/2005	35,000	—	—	11.00	12/14/2015	—	—	—	—
	5/31/2006	30,000	—	—	15.32	5/30/2016	—	—	—	—
	5/31/2007	40,000	—	—	15.00	5/30/2017	—	—	—	—
	10/8/2007	19,444	30,556	—	11.40	10/07/2017	—	—	15,000	20,700
	12/6/2007	56,666	33,334	—	5.90	12/05/2017	—	—	—	—
	11/28/2008	—	—	—	$—	—	—	—	37,500	51,750

		209,443	63,890	—			—	$—	52,500	$72,450

Richard W. Pascoe,	8/11/2008	—	500,000	—	$4.10	8/10/2018	—	$—	—	$—
President, Chief Executive	11/28/2008	—	—	—			—	—	60,000	82,800
Officer and Director

		—	500,000	—			—	$—	60,000	$82,800

Meg M. McGilley,	6/28/2004	8,500	—	—	$1.20	6/27/2014	—	$—	—	$—
Vice President and	3/02/2005	27,925	1,875	—	2.40	3/01/2015	—	—	—	—
Chief Financial Officer	7/19/2005	71,179	12,154	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	45,207	16,793	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	21,874	28,126	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	—	—	—	—	15,000	20,700
	2/19/2008	—	75,000	—	4.93	2/18/2018	—	—	—	—
	11/28/2008	—	—	—	$—	—	—	—	37,500	51,750

		174,685	133,948	—			—	$—	52,500	$72,450

Philip Jochelson,	4/04/2005	21,778	4,514	—	$2.40	4/03/2015	—	$—	—	$—
Senior Vice President	7/19/2005	71,180	12,153	—	3.00	7/18/2015	—	—	—	—
and Chief Medical Officer	1/06/2006	56,145	20,855	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	21,874	28,126	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	—	—	—	—	15,000	20,700
	2/19/2008	—	90,000	—	4.93	2/18/2018	—	—	—	—
	11/28/2008	—	—	—	$—	—	—	—	37,500	51,750

		170,977	155,648	—			—	$—	52,500	$72,450

Susan E. Dubé,	6/28/2004	50,000	—	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	7,812	521	—	2.40	3/01/2015	—	—	—	—
Corporate Development	7/19/2005	71,179	12,154	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	45,207	16,793	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	21,874	28,126	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	—	—	—	—	15,000	20,700
	2/19/2008	—	75,000	—	4.93	2/18/2018	—	—	—	—
	11/28/2008	—	—	—	$—	—	—	—	37,500	51,750

		196,072	132,594	—			—	$—	52,500	$72,450

Jeffrey W. Raser,	6/28/2004	50,000	—	—	$1.20	6/27/2014	—	$—	—	$—
Senior Vice President,	3/02/2005	7,031	469	—	2.40	3/01/2015	—	—	—	—
Sales and Marketing	7/19/2005	71,180	12,153	—	3.00	7/18/2015	—	—	—	—
	1/06/2006	45,207	16,793	—	10.60	1/05/2016	—	—	—	—
	3/02/2007	21,874	28,126	—	11.78	3/01/2017	—	—	—	—
	10/8/2007	—	—	—	—	—	—	—	15,000	20,700
	2/19/2008	—	90,000	—	4.93	2/18/2018	—	—	—	—
	11/28/2008	—	—	—	$—	—	—	—	37,500	51,750

		195,292	147,541	—			—	$—	52,500	$72,450

(1)	The vesting information presented in the table above is as of December 31, 2008. All of the stock options presented in the table above, other than those granted to Mr. Hale, vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date. The vesting commencement date is typically the grant date except that the options granted on June 28, 2004 had a vesting commencement date of June 1, 2004. The stock options granted to Mr. Hale generally vest over a period of between 12 and 36 months beginning on the first day of each month subsequent to the vesting commencement date. The vesting conditions of Mr. Hale’s unvested stock options at December 31, 2008 are summarized in the following table (an additional 40,000 stock options were awarded on December 6, 2007, which vested immediately upon grant):

		Vesting
		Commencement	Vesting
Grant Date	Shares (#)	Date	Months (#)

10/8/2007	50,000	10/8/2007	36
12/6/2007	50,000	1/01/2008	36

Total	100,000

(2)	Amounts included under “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested” represent the number of unvested shares of restricted stock and RSUs at December 31, 2008. For the restricted stock, 20,000 shares were granted to each Named Executive Officer in October 2007, of which 5,000 shares vested upon the acceptance by the FDA of the NDA for Silenor in April 2008 and 15,000 shares would vest upon the approval by the FDA of the NDA for Silenor. For the RSUs, one-third would vest upon approval by the FDA of the NDA for Silenor, one-third would vest upon the first commercial sale of Silenor in the United States, and the remaining one-third would vest on December 31, 2009.

(3)	Amounts included under “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested” represent the value of unearned shares outstanding at December 31, 2008, based on the closing stock price of $1.38 per share at such date.

Grants of Plan-Based Awards Table

The following table summarizes equity-based and incentive plan awards granted to our Named Executive Officers during the last fiscal year.

								All	All Other		Grant
								Other	Option		Date
								Stock	Awards:	Exercise	Fair
								Awards:	Number of	or Base	Value of
					Estimated Future Payouts Under Equity Incentive Plan			Number of	Securities	Price of	Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Awards			Shares of	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	Awards
Name and Principal Position	Date	($)	($)	($)	(#)	(#)(1)	(#)	Units (#)	(#)(2)	($/Share)	(3)
David F. Hale,	11/28/2008	$—	$—	$—	—	37,500	—		—	$—	$45,375
Executive Chairman and former
Interim Chief Executive Officer

Richard W. Pascoe,	8/11/2008	$—	$—	$—	—	—	—		500,000	$4.10	$1,313,800
President, Chief Executive
Officer and Director(4)	11/28/2008	$—	$—	$—	—	60,000	—		—	$—	$72,600

Meg M. McGilley,	2/19/2008	$—	$—	$—	—	—	—		75,000	$4.93	$244,305
Vice President and
Chief Financial Officer	11/28/2008	$—	$—	$—	—	37,500	—		—	$—	$45,375

Philip Jochelson,	2/19/2008	$—	$—	$—	—	—	—		90,000	$4.93	$293,166
Senior Vice President and
Chief Medical Officer	11/28/2008	$—	$—	$—	—	37,500	—		—	$—	$45,375

Susan E. Dubé,	2/19/2008	$—	$—	$—	—	—	—		75,000	$4.93	$244,305
Senior Vice President,
Corporate Development	11/28/2008	$—	$—	$—	—	37,500	—		—	$—	$45,375

Jeffrey W. Raser,	2/19/2008	$—	$—	$—	—	—	—		90,000	$4.93	$293,166
Senior Vice President,
Sales and Marketing	11/28/2008	$—	$—	$—	—	37,500	—		—	$—	$45,375

(1)	Amounts included under “Estimated Future Payouts Under Equity Incentive Plan Awards” represent RSUs which would vest as follows: one-third would vest upon approval by the FDA of the NDA for Silenor, one-third would vest upon the first commercial sale of Silenor in the United States, and the remaining one-third would vest on December 31, 2009.

(2)	Stock options included under “All Other Option Awards: Number of Securities Underlying Options” vest such that 25% are vested one year after the grant date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the grant date.

(3)	The amounts listed under “Grant Date Fair Value of All Other Option Awards” are the fair values of the stock options at the time of grant as determined in accordance with the provisions of SFAS No. 123(R). The grant date fair value is estimated based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here. The intrinsic value is the actual amount of benefit realized upon exercise of the stock option which is the difference between the market price of the underlying stock and the exercise price at the date of exercise.

We routinely grant our executive officers stock options under our stock incentive plans. For a description of the change of control provisions applicable to these stock options, see “Severance Benefits and Change of Control Arrangements” below.

In February 2009, in connection with its annual review of the compensation levels and performance of the company and our Named Executive Officers, the compensation committee granted RSUs in lieu of cash bonuses under our 2008 Incentive Plan as described above, and also granted stock options to our Named Executive Officers other than Dr. Jochelson. Pursuant to his employment agreement with us, on January 30, 2009 and February 28, 2009, Mr. Hale was granted 5,890 and 33,074 RSUs, respectively, in lieu of his cash base salary for his service as Executive Chairman of the Board. A summary of the options and RSUs granted to our Named Executive Officers in January and February 2009 is as follows:

			Number of
		Number of	Securities
		Securities	Underlying
		Underlying RSUs	Options
Name and Principal Position	Grant Date	(#)(1)	(#)(2)

David F. Hale,	01/30/09	5,890
Executive Chairman and former Interim	02/17/09	27,523	100,000
Chief Executive Officer	02/28/09	33,074

Richard W. Pascoe,	02/17/09	45,872	150,000
President, Chief Executive Officer and Director

Meg M. McGilley,	02/17/09	19,009	90,000
Vice President and Chief Financial Officer

Philip Jochelson,	02/17/09	—	—
Senior Vice President and Chief Medical Officer(3)

Susan E. Dubé,	02/17/09	18,886	40,000
Senior Vice President, Corporate Development

Jeffrey W. Raser,	02/17/09	21,660	125,000
Senior Vice President, Sales and Marketing

(1)	Other than the RSUs granted to Mr. Hale on January 30, 2009 and February 28, 2009, the RSUs would vest in full six months after the consummation by us of a financing or a strategic collaboration, or the last in a series of financing or strategic collaboration transactions, in which we receive an aggregate of at least $25 million in unrestricted cash in 2009, subject to the employee’s continued employment by or service to us on such date. The RSUs granted to Mr. Hale on January 30, 2009 and February 28, 2009 would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to Mr. Hale’s continued service to us on such date.

(2)	The exercise price for all of the options presented in the table above is $2.18, the closing price of our common stock on the Nasdaq Global Market on the grant date of February 17, 2009. All of the options presented in the table above vest such that 25% are vested one year after the grant date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date.

(3)	Dr. Jochelson resigned from the company effective as of March 4, 2009.

Stock Option Exercises and Stock Vested Table

The following table summarizes the exercises of stock options and the vesting of restricted stock and RSUs for our Named Executive Officers during our last fiscal year.

			Stock Awards
	Option Awards		Number of Shares
	Number of Shares		Acquired on	Value Realized on
	Acquired on	Value Realized on	Vesting	Vesting
Name and Principal Position	Exercise (#)	Exercise ($)(1)	(#)	($)(2)

David F. Hale,	—	$—	5,000	$23,300
Executive Chairman and former Interim Chief Executive Officer
Richard W. Pascoe,	—	—	5,000	23,300
President, Chief Executive Officer and Director
Meg M. McGilley,	—	—	5,000	23,300
Vice President and Chief Financial Officer
Philip Jochelson,	—	—	5,000	23,300
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	—	—	5,000	23,300
Senior Vice President, Corporate Development
Jeffrey W. Raser,	—	$—	5,000	$23,300
Senior Vice President, Sales and Marketing

(1)	The “Value Realized on Exercise” presented in the table above is the difference between the stock price at the date of exercise and the exercise price, multiplied by the number of shares exercised. This is also referred to as the intrinsic value of the option at the date of exercise. Our Named Executive Officers did not exercise any stock options during the year ended December 31, 2008.

(2)	The “Value Realized on Vesting” for stock awards presented in the table above is based on a stock price of $4.66 per share when the restricted stock vested in April 2008 upon acceptance by the FDA of our NDA for Silenor.

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

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our Named Executive Officers and other eligible employees are eligible to participate in our 401(k) defined contribution plan. We currently do not make matching contributions to the 401(k) plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites

We generally limit the perquisites that we make available to our Named Executive Officers, particularly in light of recent developments with respect to corporate crime and abuse involving perquisites. Our executives are entitled to few benefits with de minimis value that are not otherwise available to all of our employees. In 2008, we reimbursed relocation expenses to Mr. Pascoe in connection with his relocation to San Diego, California from Massachusetts. All of such reimbursed expenses were grossed-up to the extent the amounts were taxable. This is consistent with our past practice when recruiting top talent from outside of the San Diego, California area.

Post-Termination Benefits

Severance Benefits and Change of Control Arrangements

We believe that reasonable severance benefits for our Named Executive Officers are important because it may be difficult for our Named Executive Officers to find comparable employment within a short period of time. We also believe that it is important to protect our Named Executive Officers in the event of a change of control transaction involving us. In addition, it is our belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change of control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of stockholders. Accordingly, the employment agreements we have entered into with each of our Named Executive Officers provide for severance benefits in specified circumstances, as well as benefits in connection with a change of control.

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

In the event Mr. Hale’s employment is terminated by us for any reason other than disability, Mr. Hale will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination. If Mr. Hale is to remain as the non-Executive Chairman of the Board and the termination of employment occurs prior to our annual meeting of stockholders for 2009, he will receive $15,000 for each month that he holds the position through the date of our annual meeting of stockholders for 2009. At the time that Mr. Hale’s employment is terminated, if he is to remain as non-Executive Chairman of the Board or a non-employee director beyond the date of our annual meeting of stockholders for 2009, it is expected that Mr. Hale shall be compensated for such service as provided under our Director Compensation Policy.

In the event of a change in control of our company, 100% of Mr. Hale’s unvested restricted stock, RSUs and stock option awards will immediately become vested and exercisable on the date of the change of control. In addition, in the event Mr. Hale’s employment is terminated by us other than for cause or if he resigns with good reason, in each case within 12 months of a change of control, Mr. Hale will be entitled to exercise such stock option awards for 180 days following the date of termination.

Richard W. Pascoe:

Mr. Pascoe entered into an employment agreement with us in August 2008. The employment agreement provides Mr. Pascoe with certain severance benefits in the event his employment is terminated as a result of his disability. Specifically, in the event of such a termination, Mr. Pascoe will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, and, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination occurs.

The employment agreement also provides Mr. Pascoe with certain severance benefits in the event his employment is terminated by us other than for cause or if he resigns with good reason. Specifically, in the event of such a termination or resignation, Mr. Pascoe will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, 12 months of health care benefits continuation at our expense, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination or resignation occurs and 12 months of the portion of the monthly premiums for his life insurance and disability insurance coverage that are borne by us. In addition, that portion of the Mr. Pascoe’s stock awards, and any unvested shares issued upon the exercise of such stock awards, which would have vested if Mr. Pascoe had remained employed for an additional 12 months, will immediately vest on the date of termination or resignation and Mr. Pascoe will be entitled to exercise such stock awards for 180 days following the date of termination. This additional vesting does not apply to the stock options granted to Mr. Pascoe in February 2009.

In the event of a change of control of the company, 50% of Mr. Pascoe’s unvested stock awards will immediately become vested and exercisable on the date of the change of control and any remaining unvested stock awards will become vested and exercisable on the one year anniversary of the date of the change of control. In addition, in the event Mr. Pascoe’s employment is terminated by us other than for cause or if he resigns with good reason, in each case within 12 months of a change of control, all of Mr. Pascoe’s unvested stock awards will immediately become vested and exercisable on the date of termination and Mr. Pascoe will be entitled to exercise such stock awards for 180 days following the date of termination. The additional vesting described in this paragraph does not apply to the RSUs granted to Mr. Pascoe in November 2008 or February 2009. With respect to the November 2008 RSUs, 50% of the unvested RSUs would vest upon the consummation of the change of control transaction. The remaining 50% will be converted into the right to receive cash at the time of the consummation of the change of control transaction based on the value of the change of control transaction, with such cash to be paid to Mr. Pascoe upon attainment of the applicable performance objectives. In addition, if Mr. Pascoe is terminated without cause or resigns for good reason following the change of control transaction but prior to the attainment of the performance objectives, the cash would be paid in full upon his termination or resignation. With respect to the February 2009 RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control transaction.

Executive Officers other than Mr. Hale and Mr. Pascoe:

Ms. McGilley, Ms. Dubé and Mr. Raser entered into employment agreement with us in August 2003. Each executive officer that began employment after August 2003 entered into an employment agreement with us providing for lesser severance benefits than those contained in the employment agreements of Mr. Cohen, Ms. McGilley, Ms. Dubé and Mr. Raser. In October 2007 our board of directors, upon the recommendation of the compensation committee, determined that the severance and change of control benefits of each of our executive officers should be conformed, as well as amended as necessary to comply with the requirements of Section 409A of the Internal Revenue Code.

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

The employment agreements also provide each executive with certain severance benefits in the event his or her employment is terminated by us other than for cause or if the executive resigns with good reason. Specifically, in the event of such a termination or resignation, each executive will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, 12 months of health care benefits continuation at our expense, and in the discretion of our board of directors a pro-rated bonus for the year in which the termination or resignation occurs. In addition, that portion of the executive’s stock awards, and any unvested shares issued upon the exercise of such stock awards, which would have vested if the executive had remained employed for an additional 12 months, will immediately vest on the date of termination or resignation and the executive will be entitled to exercise such stock awards for 180 days following the date of termination. This additional vesting does not apply to the restricted stock granted to the executive officers in October 2007 or the stock options granted to the executive officers in February 2009.

In the event of a change of control of the company, 50% of each executive’s unvested stock awards will immediately become vested and exercisable on the date of the change of control and any remaining unvested stock awards will become vested and exercisable on the one year anniversary of the date of the change of control. In addition, in the event an executive’s employment is terminated by us other than for cause or if the executive resigns with good reason, in each case within 12 months of a change of control, all of such executive’s unvested stock awards will immediately become vested and exercisable on the date of termination and the executive will be entitled to exercise such stock awards for 180 days following the date of termination. The additional vesting described in this paragraph does not apply to the restricted stock granted to the executive officers in October 2007 or to the RSUs granted to the executive officers in November 2008 or February 2009. With respect to the RSUs granted to the executive officers in November 2008, 50% of the unvested RSUs would vest upon the consummation of the change of control transaction. The remaining 50% will be converted into the right to receive cash at the time of the consummation of the change of control transaction based on the value of the change of control transaction, with such cash to be paid to the executive officer upon attainment of the applicable performance objectives. In addition, if the executive officer is terminated without cause or resigns for good reason following the change of control transaction but prior to the attainment of the performance objectives, the cash would be paid in full upon termination or resignation. With respect to the February 2009 RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control transaction.

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

For purposes of the employment agreements, “good reason” means, generally, a material diminution in the executive’s base compensation, a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Pascoe, a requirement that he reports to an employee rather than our board of directors), a material change in the geographic location at which the executive must perform his or her duties, or any other action or inaction that constitutes a material breach by us of our obligations to the executive under the employment agreement.

For purposes of the employment agreements, “change in control” has the same meaning as given to that term in our 2005 Equity Incentive Award Plan.

If the employment of each of our Named Executive Officers was terminated due to disability or was terminated without cause, or if each resigned for good reason, the estimated benefits that each would receive under their employment agreements as of December 31, 2008 would be as follows:

				Received if Terminated Without Cause or
	Received if Terminated due to Disability			Resigned for Good Reason
							Intrinsic
							Value of	Intrinsic
							Additional	Value of
		Unused			Unused	Health	Vested	Additional
		Paid			Paid	Care	Stock	Vested
Name and Principal Position	Salary	Time-off	Total	Salary	Time-off	Benefits	Options(1)	Shares(2)	Total
David F. Hale,	$—	$13,046	$13,046	$90,000	$13,046	$—	$—	$17,250	$120,296
Executive Chairman and former Interim Chief Executive Officer
Richard W. Pascoe,	415,000	13,308	428,308	415,000	13,308	16,257	—	27,600	472,165
President, Chief Executive Officer and Director
Meg M. McGilley,	255,000	11,291	266,291	255,000	11,291	11,784	—	17,250	295,325
Vice President and Chief Financial Officer
Philip Jochelson,	316,500	20,739	337,239	316,500	20,739	16,257	—	17,250	370,746
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	268,850	28,319	297,169	268,850	28,319	14,997	—	17,250	329,416
Senior Vice President, Corporate Development
Jeffrey W. Raser,	$270,150	$25,599	$295,749	$270,150	$25,599	$18,558	$—	$17,250	$331,557
Senior Vice President, Sales and Marketing

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $1.38 per share at December 31, 2008 and the exercise price. All additional options that would vest within 12 months of December 31, 2008 have an exercise price that exceeds the underlying stock price. Therefore, intrinsic value at December 31, 2008 is zero.

(2)	The intrinsic value of additional vested shares shown above is the number of shares that would vest within 12 months of December 31, 2008, multiplied by the closing stock price of $1.38 per share at December 31, 2008. For the RSUs outstanding at December 31, 2008, one-third would vest upon approval by the FDA of the NDA for Silenor, one-third would vest upon the first commercial sale of Silenor in the United States, and one-third would vest on December 31, 2009. At December 31, 2008, we could not reasonably assess that it would be probable that the FDA would approve the NDA for Silenor, nor could we determine it to be probable that we would achieve our first commercial sale of Silenor. Accordingly, we have only included in the table above the one-third of the RSUs that would vest at December 31, 2009. The restricted stock granted in October 2007 does not vest upon termination without cause or resignation for good reason and is therefore excluded from the table.

If a change in control was consummated at December 31, 2008 and the employment of each of our Named Executive Officers was terminated without cause, or if an executive resigned for good reason, the estimated benefits that each would receive under their employment agreements would be as follows:

	Received if Terminated Without Cause
	or Resigned for Good Reason in Connection with a Change of Control
				Intrinsic
				Value of	Intrinsic
				Additional	Value of
		Unused	Health	Vested	Additional
		Paid	Care	Stock	Vested
Name and Principal Position	Salary	Time-off	Benefits	Options(1)	Shares(2)	Total

David F. Hale,	$90,000	$13,046	$—	$—	$72,450	$175,496
Executive Chairman and former Interim Chief Executive Officer
Richard W. Pascoe,	415,000	13,308	16,257	—	82,800	527,365
President, Chief Executive Officer and Director
Meg M. McGilley,	255,000	11,291	11,784	—	72,450	350,525
Vice President and Chief Financial Officer
Philip Jochelson,	316,500	20,739	16,257	—	72,450	425,946
Senior Vice President and Chief Medical Officer
Susan E. Dubé,	268,850	28,319	14,997	—	72,450	384,616
Senior Vice President, Corporate Development
Jeffrey W. Raser,	$270,150	$25,599	$18,558	$—	$72,450	$386,757
Senior Vice President, Sales and Marketing

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $1.38 per share at December 31, 2008 and the exercise price. All additional shares that would vest have an exercise price that exceeds the underlying stock price. Therefore intrinsic value at December 31, 2008 is zero. With respect to the executives other than Mr. Hale, in the event of a change in control of the company, 50% of the unvested stock options vest at the time of the ownership change with the remaining 50% vesting on the first anniversary of the change in control if the executive is still employed by or providing services to the company or its successor on such date, or upon executive’s termination if the employee is terminated without cause or resigns for good reason within 12 months after an ownership change. With respect to Mr. Hale, 100% of his unvested stock options would vest upon a change in control.

(2)	The intrinsic value of additional vested restricted shares and RSUs is based on a closing stock price of $1.38 per share at December 31, 2008. In the event of a change in control of our company, with respect to the executives other than Mr. Hale, 50% of the unvested restricted shares and RSUs would vest and the other 50% would convert into the right to receive cash based on the value of the transaction, with such payment deferred until the performance objectives are met. In the event of termination without cause or resignation for good reason in conjunction with a change of control, all such cash would be paid. With respect to Mr. Hale, 100% of his unvested shares of restricted stock and RSUs would vest.

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

The non-performance based compensation paid in cash to our executive officers in 2008 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2009 will exceed that limit. In addition, our 2005

Equity Incentive Award Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and it will not be subject to the $1 million deduction limitation.

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

Compensation Committee
Jesse I. Treu, Ph.D. (Chair)
Michael L. Eagle
Kurt C. Wheeler

Compensation of our Board of Directors

We compensate non-employee directors for their service on our board of directors under our Director Compensation Policy. In early 2008, we engaged Remedy to perform a competitive assessment of our board of directors compensation levels utilizing the same comparison group of specialty pharmaceutical companies that Remedy used in its competitive assessment of our executive compensation levels. The results of this assessment were provided to the compensation committee, which recommended to the board of directors that no adjustments be made to our board of directors’ compensation levels. The board of directors discussed this recommendation and made no changes to director compensation levels.

In February 2009, the compensation committee again reviewed compensation levels of our board of directors and recommended to the board of directors that no changes be made. The board of directors discussed this recommendation and assessed whether any changes to director compensation levels were warranted, and no changes to director compensation were made.

Under the current Director Compensation Policy, each non-employee director is eligible to receive a quarterly retainer of $6,250, or $25,000 annually, for service on our board of directors. The non-Executive Chairman of the Board is eligible to receive a quarterly retainer of $25,000, or $100,000 per year.

During his service as Executive Chairman of the Board, Mr. Hale will be compensated as described above. When Mr. Hale returns to the role as non-Executive Chairman of the Board, it is expected that Mr. Hale will thereafter be compensated as provided under our Director Compensation Policy.

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

In November 2008 our board of directors, upon the recommendation of the compensation committee, amended our Director Compensation Policy to provide that non-employee directors will receive their quarterly retainers for service on the board of directors or committees of the board and their fees for attending meetings of the board and committees of the board in RSUs. After each calendar quarter, each director will receive a number of RSUs calculated by dividing the total amount of such retainers and fees due to such director relating to such quarter by the closing price of our common stock on the Nasdaq Global Market on the last trading day of such quarter. All of these RSUs would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to the director’s continued service to us on such date. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first date included within an open trading window under our Insider Trading Policy following the date of issuance, subject to the director’s continued service to us on such date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control. On December 31, 2008 each of our non-employee directors was granted 543 RSUs in lieu of cash compensation for Board service from November 29, 2008 through December 31, 2008.

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

In October 2007, our board of directors, upon the recommendation of the compensation committee, in order to reward Mr. Hale for his past service as our non-Executive Chairman of the Board, and to provide incentive for future performance by Mr. Hale, approved various compensation awards to Mr. Hale. Mr. Hale was provided a cash retainer of $50,000 and was made eligible for an additional $20,000 bonus payable upon the acceptance of the NDA for Silenor by the FDA. In April 2008, the compensation committee increased the amount of Mr. Hale’s bonus from $20,000 to $36,000. This bonus is disclosed above in the Summary Compensation Table.

The following table summarizes our director compensation for each of our directors except Mr. Hale and Mr. Pascoe for the year ended December 31, 2008. Please see tables relating to our Named Executive Officers for information regarding Mr. Hale and Mr. Pascoe’s compensation.

Director Compensation Table

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred
	or Paid in	Awards	Awards	Compensation	Compensation	All Other
Name and Principal Position	Cash ($)	($)(1)	($) (1)	($)	Earnings ($)	Compensation ($)	Total ($)

Erle T. Mast, Director, Chairman of the Audit Committee(2)	$29,444	$—	$24,358	$—	$—	$—	$53,802
Jesse I. Treu, Ph.D., Director, Chairman of the Compensation Committee	48,750	—	161,241	—	—	—	209,991
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	42,750	—	161,241	—	—	—	203,991
Terrell A. Cobb, Director	40,000	—	148,125	—	—	—	188,125
Michael L. Eagle, Director	51,500	—	148,887	—	—	—	200,387
Kurt C. Wheeler, Director	47,500	—	148,125	—	—	—	195,625
Thomas G. Wiggans, Director(3)	23,889	—	17,233	—	—	—	41,122
Daniel K. Turner III, former Director, former Chairman of the Audit Committee(4)	36,500	—	127,139	—	—	—	163,639
Kenneth M. Cohen, former Director(5)	18,681	—	—	—	—	—	18,681
Cam L. Garner, former Director(6)	$22,250	$—	$89,371	$—	$—	$—	$111,621

(1)	Amounts presented under “Stock Awards” are the non-cash expense for RSUs recorded for the year in accordance with the provisions of SFAS No. 123(R). Our directors were granted RSUs on December 31, 2008 which would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to continued service to us on such date. At December 31, 2008, this performance condition was not considered probable and consequently, no expense was recognized during the year ended December 31, 2008 related to these awards. Amounts presented under “Option Awards” are the non-cash expense for stock options recorded for the year in accordance with the provisions of SFAS No. 123(R).

(2)	Erle T. Mast joined our board of directors and became the chairman of our audit committee in June 2008.

(3)	Thomas G. Wiggans joined our board of directors in June 2008.

(4)	Daniel K. Turner resigned from our board of directors in August 2008.

(5)	Kenneth M. Cohen resigned from our board of directors in June 2008.

(6)	Cam L. Garner resigned from our board of directors in June 2008.

The following table summarizes the grant date fair value of each share-based award as determined in accordance with the provisions of SFAS No. 123(R) and the number of shares outstanding for each of our directors, except Mr. Hale and Mr. Pascoe at December 31, 2008. Please see tables relating to the compensation of our Named Executive Officers for information relating to Mr. Hale’s and Mr. Pascoe’s stock options and stock awards.

		Option Awards
			Number of			Stock Awards
		Number of	Shares		Grant			Grant
		Shares	Underlying		Date		Number of	Date
		Underlying	Options		Fair		Shares	Fair
		Stock	Outstanding at	Exercise	Value of	Number of	outstanding at	Value of
		Options	December 31,	Price per	Option	Shares	December 31,	Stock
	Grant	Granted	2008	Share	Awards	Granted	2008	Awards
Name and Principal Position	Date	(#)	(#)	($)	($)(1)	(#)(2)	(#)	($)(1)
Erle T. Mast,	6/11/2008	40,000	40,000	$4.27	$104,053	—	—	$—
Director, Chairman of the	12/31/2008	—	—	$—	$—	543	543	$749
Audit Committee(3)

		40,000	40,000			543	543

Jesse I. Treu, Ph.D.,	3/2/2005	10,000	—	$2.40	$34,680	—	—	$—
Director, Chairman of the	7/19/2005	9,166	—	3.00	69,020	—	—	—
Compensation Committee	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	17,500	17,500	15.32	197,258	—	—	—
	5/31/2007	17,500	17,500	15.00	185,694	—	—	—
	6/11/2008	17,500	17,500	4.27	43,395	—	—	—
	12/31/2008	—	—	$—	$—	543	543	$749

		106,666	87,500			543	543

Kurt von Emster,	12/15/2005	35,000	35,000	$11.00	$224,256	—	—	$—
Director, Chairman of the	5/31/2006	17,500	17,500	15.32	197,258	—	—	—
Nominating / Corporate	5/31/2007	17,500	17,500	15.00	185,694	—	—	—
Governance Committee	6/11/2008	17,500	17,500	4.27	43,395	—	—	—
	12/31/2008	—	—	$—	$—	543	543	$749

		87,500	87,500			543	543

Terrell A. Cobb, Director	3/2/2005	10,000	10,000	$2.40	$34,680	—	—	$—
	7/19/2005	9,166	9,166	3.00	69,020	—	—	—
	11/29/2005	13,333	13,333	13.62	111,825	—	—	—
	12/15/2005	35,000	35,000	11.00	224,256	—	—	—
	5/31/2006	15,000	15,000	15.32	169,079	—	—	—
	5/31/2007	15,000	15,000	15.00	159,167	—	—	—
	6/11/2008	15,000	15,000	4.27	37,196	—	—	—
	12/31/2008	—	—	$—	$—	543	543	$749

		112,499	112,499			543	543

Michael L. Eagle, Director	5/31/2007	35,000	35,000	$15.00	$371,389	—	—	$—
	6/11/2008	15,000	15,000	4.27	37,196	—	—	—
	12/31/2008	—	—	$—	$—	543	543	$749

		50,000	50,000			543	543

Kurt C. Wheeler, Director	7/19/2005	13,333	13,333	$3.00	$100,397	—	—	$—
	12/15/2005	35,000	35,000	13.62	224,256	—	—	—
	5/31/2006	15,000	15,000	15.32	169,079	—	—	—
	5/31/2007	15,000	15,000	15.00	159,167	—	—	—
	6/11/2008	15,000	15,000	4.27	37,196	—	—	—
	12/31/2008	—	—	$—	$—	543	543	$749

		93,333	93,333			543	543

Thomas G. Wiggins, Director(4)	6/11/2008	35,000	35,000	$4.27	$91,655	—	—	$—
	12/31/2008	—	—	$—	$—	543	543	$749

		35,000	35,000			543	543

(1)	The “Grant Date Fair Value” presented in the table above is the fair value of the share-based award determined in accordance with the provisions of SFAS No. 123(R) at the date of grant. For our stock options, the grant date fair value is based on an option valuation model, such as the Black-Scholes model which we use, and requires multiple subjective inputs which could cause the intrinsic value realized upon exercise of the option to differ significantly from the value presented here. The intrinsic value is the difference between the stock price at the date of exercise and the exercise price, multiplied by the number of shares exercised. For our RSUs, the grant date fair value is based on the closing stock price of our common stock on the date of grant.

(2)	Effective December 2008, our board of directors receive RSUs in lieu of cash compensation. These RSUs would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to continued service to us on such date. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first date included within an open trading window under our Insider Trading Policy following the date of issuance, subject to continued service to us on such date.

(3)	Erle T. Mast joined our board of directors and became the chairman of our audit committee in June 2008.

(4)	Thomas G. Wiggans joined our board of directors in June 2008.

Compensation Committee Interlocks and Insider Participation

Dr. Treu (chair) and Messrs. Eagle and Wheeler served on our compensation committee during the 2008 fiscal year. No member of the compensation committee was at any time during the 2008 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2009 for:

•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our Named Executive Officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 3, 2009, which is 60 days after March 4, 2009.

Percentage of beneficial ownership is based on 18,430,257 shares of common stock outstanding as of March 4, 2009.

Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 3721 Valley Centre Drive, Suite 500, San Diego, CA 92130.

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned

5% Stockholders:
Funds affiliated with MPM Capital, L.P.(1)	3,733,326	20.3%
601 Gateway Boulevard, Suite 350
South San Francisco, CA 94080
Scale Venture Management I, LLC, (formerly BAVP, L.P.)(2)	1,981,582	10.8%
950 Tower Lane, Suite 700
Foster City, CA 94404
FrontPoint Partners LLC(3)	1,796,676	9.7%
Two Greenwich Plaza
Greenwich, CT 06830
Funds affiliated with Montreux Equity Partners LLC(4)	1,344,443	7.3%
3000 Sand Hill Road,
Building 1, Suite 260
Menlo Park, CA 94025
Funds affiliated with Domain Associates, L.L.C.(5)	1,099,394	6.0%
One Palmer Square, Suite 515
Princeton, NJ 08542
Directors and Named Executive Officers:
David F. Hale(6)	471,439	2.5%
Erle T. Mast(7)	15,277	*
Jesse I. Treu, Ph.D.(8)	1,185,435	6.4%
Kurt von Emster(9)	86,041	*
Terrell A. Cobb(10)	122,531	*
Michael L. Eagle(11)	37,083	*
Kurt C. Wheeler(12)	3,448,052	18.6%
Thomas G. Wiggins(13)	10,694	*
Richard W. Pascoe(14)	—	*
Meg M. McGilley(15)	239,722	1.3%
Susan E. Dubé(16)	295,377	1.6%
Jeffrey W. Raser(17)	303,906	1.6%
Named Executive Officers and directors as a group (12 persons)(18)	6,215,557	31.4%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Funds affiliated with MPM Capital L.P. include the following holdings:

Number
Shareholder Name	of Shares

MPM BioEquities Master Fund, L.P.	376,401
MPM BioEquities Investors Fund LLC	956
MPM Asset Management Investors 2005 BVIII LLC	49,551
MPM BioVentures III GmbH & Co. Beteiligungs KG	236,394
MPM BioVentures III Parallel Fund, L.P.	84,502
MPM BioVentures III, L.P.	188,101
MPM BioVentures III-QP, L.P.	2,797,421

Total	3,733,326

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

(2)	The managing members of Scale Venture Management I, LLC, formerly known as BA Venture Partners VI, LLC, the ultimate general partner of BAVP, L.P., share voting and dispositive power with respect to the shares held by BAVP, L.P. The managing members of Scale Venture Management I, LLC are Louis C. Bock, Mark Brooks, Kate Mitchell, and Rory O’Driscoll, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	The voting and disposition of the shares held by FrontPoint LLC was obtained from their Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009.

(4)	Funds affiliated with Montreux Equity Partners LLC include the following holdings:

Number
Shareholder Name	of Shares

Montreux Equity Partners II SBIC, LP	632,839
Montreux Equity Partners III SBIC, LP	711,604
Total	1,344,443

Daniel K. Turner III and Howard D. Palefsky are the managing members of Montreux Equity Partners II SBIC, LP and Montreux Equity Partners III SBIC, LP and have shared voting and dispositive power with respect to these shares. Messrs. Turner and Palefsky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(5)	Funds affiliated with Domain Associates, L.L.C. include the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,007,338
DP VI Associates, L.P.	11,582
One Palmer Square Associates VI, L.L.C.	61,308
Domain Associates, L.L.C.	19,166

Total	1,099,394

The managing members of One Palmer Square Associates VI, L.L.C., the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P., share voting and dispositive power with respect to the shares held by Domain Partners VI, L.P. and DP VI Associates, L.P. The managing members of Domain Associates, L.L.C. share voting and dispositive power with respect to the shares held by Domain Associates, L.L.C. The managing members of One Palmer Square Associates VI, L.L.C. and Domain Associates, L.L.C. are James C. Blair, Brian H. Dovey, Kathleen K. Schoemaker, Dr. Treu and Nicole Vitullo, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. In addition, Brian K. Halak is a managing member of Domain Associates, L.L.C. and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)	Shares held by the Hale Family Trust UTD 2/10/86 include 223,332 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009, and 15,000 shares of restricted stock which vest upon the approval of the NDA for Silenor.

(7)	Shares held by Erle T. Mast include 15,277 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009.

(8)	Shares held by Jesse I Treu, Ph.D. include the following holdings:

Number
Shareholder Name	of Shares

Domain Partners VI, L.P.	1,007,338
DP VI Associates, L.P.	11,582
One Palmer Square Associates VI, L.L.C.	61,308
Domain Associates, L.L.C.	19,166
Common stock subject to outstanding options exercisable within 60 days of March 4, 2009	86,041

Total	1,185,435

Dr. Treu is a managing member of Domain Associates, L.L.C. and a managing member of One Palmer Square Associates VI, L.L.C., which is the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P. Dr. Treu disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(9)	Shares held by Kurt von Emster include 86,041 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009.

(10)	Shares held by Terrell A. Cobb include 111,249 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009.

(11)	Shares held by Michael L. Eagle include 37,083 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009.

(12)	Shares held by Kurt C. Wheeler include the following holdings:

Number
Shareholder Name	of Shares

MPM Asset Management Investors 2005 BVIII LLC	49,551
MPM BioVentures III GmbH & Co. Beteiligungs KG	236,394
MPM BioVentures III Parallel Fund, L.P.	84,502
MPM BioVentures III, L.P.	188,101
MPM BioVentures III-QP, L.P.	2,797,421
Common stock subject to outstanding options exercisable within 60 days of March 4, 2009	92,083

Total	3,448,052

Mr. Wheeler is a General Partner of the MPM Capital BioVentures II and III funds and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(13) Shares held by Thomas G. Wiggins include 10,694 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009.

(14) Richard W. Pascoe joined our company in August 2008. He does not own any shares of our stock, and none of his stock options will vest within 60 days of March 4, 2009.

(15) Shares held by the Meg M. McGilley Trust Agreement dated October 29, 1996 include 220,344 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009, and 15,000 shares of restricted stock which vest upon the approval of the NDA for Silenor.

(16) Shares held by Susan E. Dubé, Trustee, U.T.D. May 6, 2002 includes 240,377 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009, and 15,000 shares of restricted stock which vest upon the approval of the NDA for Silenor.

(17) Shares held by Jeffrey W. Raser include 244,232 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009, and 15,000 shares of restricted stock which vest upon the approval of the NDA for Silenor.

(18) Includes 1,366,753 shares of common stock subject to outstanding options which are exercisable within 60 days of March 4, 2009, and 60,000 shares of restricted stock which vest upon the approval of the NDA for Silenor.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of fiscal year 2008, with respect to which we were a party, will be a party, or otherwise benefited, in which:

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

Our board of directors has determined that the members of our board of directors, with the exception of Mr. Hale, Mr. Cobb and Mr. Pascoe, none of whom serve on our audit committee, compensation committee, or nominating and corporate governance committee, are independent within the meaning of the independent director standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Additional information concerning the independence of the members of our board of directors and the committees of the board of directors is set forth under Part III — Item 10, “Directors, Executive Officers and Corporate Governance.”

Employment Agreements and Change of Control Arrangements

We have entered into employment agreements, which are described in Part III — Item 11, “Executive Compensation” of this report, with the following of our executive officers:

•	David F. Hale, our Executive Chairman of the Board,

•	Richard W. Pascoe, our President and Chief Executive Officer,

•	Susan E. Dubé, our Senior Vice President, Corporate and Business Development,

•	James L’Italien, Ph.D., our Senior Vice President, Regulatory Affairs and Quality Assurance,

•	Jeffrey W. Raser, our Senior Vice President, Sales and Marketing,

•	Brian T. Dorsey, our Vice President, Product Development,

•	Meg M. McGilley, our Vice President and Chief Financial Officer, and

•	Matthew W. Onaitis, our Vice President and General Counsel.

NDA Acceptance Bonus Payment for Mr. Cohen

Mr. Cohen resigned as our Chief Executive Officer effective December 31, 2007, but remained as a member of our board of directors until June 2008. Under his employment agreement and in connection with his resignation, Mr. Cohen received a lump-sum severance payment of $345,937, a $70,000 bonus payment relating to performance in 2007 and $22,720 for unused paid time off. Additionally, Mr. Cohen received 12 months of accelerated vesting for his stock options, the value of which was $1,180,000 as determined according to the provisions of

SFAS No. 123(R). During 2008, Mr. Cohen received a $70,000 bonus payment upon the acceptance for filing by the FDA of our NDA for Silenor.

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

Other Transactions

A $1,000,000 milestone payment is owed to ProCom One upon approval by the FDA of our NDA for Silenor. Mr. Cobb, a member of our board of directors, is a co-founder and President of ProCom One. We paid Mr. Cobb $35,000 during 2008 pursuant to our August 2003 consulting agreement with him. The consulting agreement, as amended, provided for monthly payments to Mr. Cobb of $10,000 as compensation for consulting services and automatically terminated once our NDA for Silenor was accepted for filing by the FDA. These payments are in addition to the regular payments made to Mr. Cobb for his service on our board of directors.

On March 9, 2009, we entered into a separation agreement with Robert L. Jones, our former Vice President, Human Resources. Under that agreement, Mr. Jones agreed to restructure the severance benefits payable to him under his amended and restated employment agreement with us, so that in connection with his separation from employment we paid him $37,500, which is equal to the amount of base salary we paid Mr. Jones for the two months prior to his separation date. In addition, we are obligated to pay Mr. Jones an additional $228,000 which is equal to one hundred ten percent of the remaining portion of the cash severance and healthcare insurance premiums that would have been payable to Mr. Jones in connection with his separation from employment under his amended and restated employment agreement. Such additional payment would be payable upon the earlier of the closing of a financing transaction in which we raise at least $10.0 million, our bankruptcy, assignment for the benefit of creditors or liquidation or a change in control. We also entered into a consulting agreement with Mr. Jones with a term that expires December 31, 2009, and Mr. Jones’ stock options will continue to vest during the term of that agreement. Under the separation agreement Mr. Jones received the acceleration of vesting and extension of time to exercise of his stock options, restricted stock and RSUs set forth under “Post-Termination Benefits — Severance Benefits and Change of Control Arrangements” above.

Item 14.	Principal Accountant Fees and Services

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2008 and 2007 in the following categories:

	2008	2007

Audit fees(1)	$428,000	$425,000
Audit related fees(2)	—	44,000
Tax fees(3)	14,000	15,000
All other fees(4)	—	—

Total	$442,000	$484,000

(1)	Audit fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and S-1, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements. During 2007, such fees were incurred pertaining to the review of certain transactions contemplated during the year.

(3)	Tax fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2008 or 2007.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.	The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2008 and 2007

•	Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and the period from August 14, 2003 (inception) through December 31, 2008

•	Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Comprehensive Loss for the period from August 14, 2003 (inception) through December 31, 2008

•	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and the period from August 14, 2003 (inception) through December 31, 2008

•	Notes to Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(3)	Form of the Registrant’s Common Stock Certificate
4	.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4	.3(14)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4	.4(14)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4	.5(14)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4	.6(14)	Registration Rights Agreement, dated May 21, 2008 between the Registrant and Kingsbridge Capital Limited
10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(5)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(5)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(4)	2005 Incentive Plan
10	.7#(4)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.8#(4)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.9#(4)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.10#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003
10	.11#(4)	Form of Restricted Stock Purchase Agreement
10	.12†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.13†(6)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.14†(4)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.15†(6)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.16†(6)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.17(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.18(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.19†(8)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.20#(9)	Employment agreement between the Registrant and Matthew Onaitis dated May 15, 2006
10	.21(10)	Sublease agreement between the Registrant and Avnet, Inc. dated June 22, 2006
10	.22#(11)	Employment agreement between the Registrant and Brian Dorsey dated November 9, 2006
10	.23#(12)	Employment agreement between the Registrant and Robert Jones dated January 29, 2007
10	.24#(13)	Employment agreement between the Registrant and James L’Italien, Ph.D. dated March 28, 2007
10	.25#(14)	Form of Amended and Restated Employment Agreement
10	.26#(15)	Restricted Stock Purchase Agreement dated as of December 1, 2007 between the Registrant and David F. Hale
10	.27#(16)	Form of Restricted Stock Purchase Agreement

Exhibit
Number		Description

10	.28#(17)	Employment agreement between the Registrant and David F. Hale dated December 6, 2007
10	.29(18)	Loan and Security Agreement dated May 21, 2008 between the Registrant, Silicon Valley Bank and Oxford Finance Corporation
10	.30(18)	Common Stock Purchase Agreement dated May 21, 2008 between the Registrant and Kingsbridge Capital Limited
10	.31(18)	Form of Secured Promissory Note
10	.32#(19)	Employment agreement between the Registrant and Richard W. Pascoe dated August 7, 2008
10	.33#(20)	Amendment No. 1 to Employment Agreement between the Registrant and David F. Hale dated August 7, 2008
10	.34#	Amendment No. 2 to Employment Agreement between the Registrant and David F. Hale dated November 28, 2008
10	.35#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008
10	.36#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement
10	.37#	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007 (as Exhibit 3.1)

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(6)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(7)	Filed with Registrant’s Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(9)	Filed with Registrant’s Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(10)	Filed with Registrant’s Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(11)	Filed with Registrant’s Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(12)	Filed with Registrant’s Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(13)	Filed with Registrant’s Current Report on Form 8-K on April 3, 2007 (as Exhibit 10.1)

(14)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.28)

(15)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.29)

(16)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.30)

(17)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.32)

(18)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008 (as Exhibit 10.2)

(19)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008 (as Exhibit 10.1)

(20)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008 (as Exhibit 10.2)

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer

Dated: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pascoe Richard W. Pascoe	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Meg M. McGilley Meg M. McGilley	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 13, 2009

/s/ David F. Hale David F. Hale	Executive Chairman of the Board of Directors	March 13, 2009

/s/ Terrell A. Cobb Terrell A. Cobb	Director	March 13, 2009

/s/ Michael L. Eagle Michael L. Eagle	Director	March 13, 2009

/s/ Erle T. Mast Erle T. Mast	Director	March 13, 2009

/s/ Jesse I. Treu, Ph.D. Jesse I. Treu, Ph.D.	Director	March 13, 2009

/s/ Kurt von Emster Kurt von Emster	Director	March 13, 2009

/s/ Kurt C. Wheeler Kurt C. Wheeler	Director	March 13, 2009

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(3)	Form of the Registrant’s Common Stock Certificate
4	.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4	.3(14)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4	.4(14)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4	.5(14)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4	.6(14)	Registration Rights Agreement, dated May 21, 2008 between the Registrant and Kingsbridge Capital Limited
10	.1(1)	Form of Director and Executive Officer Indemnification Agreement
10	.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder
10	.3#(1)	Director Compensation Policy
10	.4#(5)	2005 Equity Incentive Award Plan and forms of option and restricted stock agreements thereunder
10	.5#(5)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder
10	.6#(4)	2005 Incentive Plan
10	.7#(4)	Employment Agreement between the Registrant and Susan E. Dubé dated August 15, 2003
10	.8#(4)	Employment Agreement between the Registrant and Philip Jochelson, M.D. dated April 4, 2005
10	.9#(4)	Employment Agreement between the Registrant and Meg M. McGilley dated August 15, 2003
10	.10#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003
10	.11#(4)	Form of Restricted Stock Purchase Agreement
10	.12†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.
10	.13†(6)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.
10	.14†(4)	License Agreement dated November 12, 2004 by and between the Registrant and BioTie Therapies Corp.
10	.15†(6)	License Agreement dated September 1, 2004 by and between the Registrant and Synchroneuron, LLC.
10	.16†(6)	License Agreement dated January 31, 2005 by and between the Registrant and the University of Miami
10	.17(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.
10	.18(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb
10	.19†(8)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006
10	.20#(9)	Employment agreement between the Registrant and Matthew Onaitis dated May 15, 2006
10	.21(10)	Sublease agreement between the Registrant and Avnet, Inc. dated June 22, 2006
10	.22#(11)	Employment agreement between the Registrant and Brian Dorsey dated November 9, 2006
10	.23#(12)	Employment agreement between the Registrant and Robert Jones dated January 29, 2007
10	.24#(13)	Employment agreement between the Registrant and James L’Italien, Ph.D. dated March 28, 2007
10	.25#(14)	Form of Amended and Restated Employment Agreement
10	.26#(15)	Restricted Stock Purchase Agreement dated as of December 1, 2007 between the Registrant and David F. Hale
10	.27#(16)	Form of Restricted Stock Purchase Agreement
10	.28#(17)	Employment agreement between the Registrant and David F. Hale dated December 6, 2007
10	.29(18)	Loan and Security Agreement dated May 21, 2008 between the Registrant, Silicon Valley Bank and Oxford Finance Corporation

Exhibit
Number		Description

10	.30(18)	Common Stock Purchase Agreement dated May 21, 2008 between the Registrant and Kingsbridge Capital Limited
10	.31(18)	Form of Secured Promissory Note
10	.32#(19)	Employment agreement between the Registrant and Richard W. Pascoe dated August 7, 2008
10	.33#(20)	Amendment No. 1 to Employment Agreement between the Registrant and David F. Hale dated August 7, 2008
10	.34#	Amendment No. 2 to Employment Agreement between the Registrant and David F. Hale dated November 28, 2008
10	.35#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008
10	.36#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement
10	.37#	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007 (as Exhibit 3.1)

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(6)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(7)	Filed with Registrant’s Annual Report on Form 10-K on March 22, 2006 (as Exhibit 10.23).

(8)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006 for the quarter ended March 31, 2006.

(9)	Filed with Registrant’s Current Report on Form 8-K on May 16, 2006 (as Exhibit 10.1)

(10)	Filed with Registrant’s Current Report on Form 8-K on June 28, 2006 (as Exhibit 10.1)

(11)	Filed with Registrant’s Current Report on Form 8-K on November 14, 2006 (as Exhibit 10.1)

(12)	Filed with Registrant’s Current Report on Form 8-K on January 29, 2007 (as Exhibit 10.1)

(13)	Filed with Registrant’s Current Report on Form 8-K on April 3, 2007 (as Exhibit 10.1)

(14)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.28)

(15)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.29)

(16)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.30)

(17)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008 (as Exhibit 10.32)

(18)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008 (as Exhibit 10.2)

(19)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008 (as Exhibit 10.1)

(20)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008 (as Exhibit 10.2)

Somaxon Pharmaceuticals, Inc.
(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Somaxon Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable convertible preferred stock, stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. (a development stage company) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and cumulatively, for the period from August 14, 2003 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/  PricewaterhouseCoopers LLP

San Diego, California
March 13, 2009

Somaxon Pharmaceuticals, Inc.
(A development stage company)

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$11,185	$12,554
Marketable securities	3,105	24,546

Total cash, cash equivalents and marketable securities	14,290	37,100
Current portion of restricted cash	8,100	—
Other current assets	479	826

Total current assets	22,869	37,926
Long-term portion of restricted cash	—	600
Property and equipment, net	788	191
Other assets	60	—

Total assets	$23,717	$38,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,825	$1,174
Accrued liabilities	1,786	2,367
Current portion of long-term debt	15,000	—

Total current liabilities	18,611	3,541

Commitments and contingencies: (Notes 4 and 5)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,430 and 18,433 shares outstanding at December 31, 2008 and 2007, respectively	168,693	161,497
Deficit accumulated during the development stage	(163,596)	(126,369)
Accumulated other comprehensive income	9	48

Total stockholders’ equity	5,106	35,176

Total liabilities and stockholders’ equity	$23,717	$38,717

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Period from
				August 14,
				2003
				(inception) through
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Operating expenses
License fees	$165	$490	$1,165	$6,860
Research and development	16,546	12,694	37,462	103,397
Marketing, general and administrative	18,809	15,614	11,744	53,902
Remeasurement of Series C warrant liability	—	—	—	5,649

Total operating expenses	35,520	28,798	50,371	169,808

Loss from operations	(35,520)	(28,798)	(50,371)	(169,808)
Interest and other income	903	2,387	3,961	8,822
Interest and other (expense)	(2,610)	—	—	(2,610)

Net loss	(37,227)	(26,411)	(46,410)	(163,596)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(86)

Net loss applicable to common stockholders	$(37,227)	$(26,411)	$(46,410)	$(163,682)

Basic and diluted net loss per share	$(2.04)	$(1.45)	$(2.58)
Shares used to calculate net loss per share	18,281	18,187	17,981

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2008
(in thousands, except per share amounts)

	Series C
	Redeemable							Deficit
	Convertible							Accumulated	Accumulated
	Preferred				Common Stock and			During the	Other
	Stock		Convertible Preferred Stock		Additional Paid-in Capital		Deferred Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Loss	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	13	—	—	13
Share-based expense related to consultant awards	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,037	—	—	1,037
Share-based expense related to consultant awards	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$150,805	$(3,802)	$(53,548)	$—	$93,455

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2008
(in thousands, except per share amounts)

	Series C
	Redeemable							Deficit
	Convertible							Accumulated	Accumulated
	Preferred				Common Stock and			During the	Other
	Stock		Convertible Preferred Stock		Additional Paid-in Capital		Deferred Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Loss	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2

Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	4,959	—	—	—	4,959
Share-based expense related to consultant awards	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Share-based expense related to consultant awards	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(37,227)	$—	$(37,227)
Unrealized (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive loss										(37,266)
Exercise of stock options	—	—	—	—	8	25	—	—	—	25
Share-based compensation related to employee awards	—	—	—	—	—	6,283	—	—	—	6,283
Share-based expense related to consultant awards	—	—	—	—	—	16	—	—	—	16
Restricted stock repurchased at $4.66 per share in April	—	—	—	—	(11)	(50)	—	—	—	(50)
Warrants issued pursuant to the Loan Agreement in May	—	—	—	—	—	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility in May	—	—	—	—	—	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	(389)	—	—	—	(389)

Balance at December 31, 2008	—	$—	—	$—	18,430	$168,693	$—	$(163,596)	$9	$5,106

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

STATEMENTS OF CASH FLOWS
(in thousands)

				Period from August 14,
				2003
				(inception) through
	Year Ended December 31,			December 31,
	2008	2007	2006	2008

Cash flows from operating activities
Net loss	$(37,227)	$(26,411)	$(46,410)	$(163,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	6,299	8,480	5,117	21,097
Depreciation	115	115	106	412
Amortization of investment discount or premium	196	(4)	(154)	38
Accretion of debt discount and issuance costs	1,145	—	—	1,145
Issuance of stock for license agreement	—	—	—	101
Remeasurement of Series C warrant	—	—	—	5,649
Loss on disposal of equipment	—	3	—	5
Changes in operating assets and liabilities
Other current and non-current assets	287	(151)	1,426	(539)
Accounts payable	651	(4,557)	(6,151)	1,825
Accrued current and non-current liabilities	(581)	1,025	492	1,787

Net cash used in operating activities	(29,115)	(21,500)	(45,574)	(132,076)

Cash flows from investing activities
Purchases of property and equipment	(712)	(46)	(179)	(1,205)
Purchases of marketable securities	(13,090)	(48,132)	(32,671)	(96,940)
Sales and maturities of marketable securities	34,296	52,767	6,743	93,806
Restricted cash	(7,500)	—	(600)	(8,100)

Net cash provided (used) in investing activities	12,994	4,589	(26,707)	(12,439)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	—	90,051
Net proceeds from issuance of debt	14,777	—	—	14,777
Exercise of stock options	25	682	146	1,102
Purchase of treasury stock	(50)	—	—	(50)

Net cash provided from financing activities	14,752	682	146	155,700

Increase (Decrease) in cash and cash equivalents	(1,369)	(16,229)	(72,135)	11,185
Cash and cash equivalents at beginning of the period	12,554	28,783	100,918	—

Cash and cash equivalents at end of the period	$11,185	$12,554	$28,783	$11,185

Non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—	—	—	89,489
Committed Equity Financing Facility Warrant	389	—	—	389
Loan Agreement Warrant	922	—	—	922
Supplemental cash flow information
Cash paid for interest	$762	$—	$—	$762

The Accompanying Notes are an Integral Part of these Financial Statements

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Business

Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a specialty pharmaceutical company focused on the in-licensing and development of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. Somaxon is a Delaware corporation founded on August 14, 2003 upon in-licensing our first product candidate, Silenor® (doxepin). The Company submitted its New Drug Application (“NDA”) for Silenor to the U.S. Food and Drug Administration (the “FDA”) on January 31, 2008. The FDA accepted the NDA for filing effective March 31, 2008. Pursuant to Prescription Drug User Fee Act (“PDUFA”) guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA by December 1, 2008. However, in November 2008, the FDA indicated that its review of the Silenor NDA would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009.

On February 25, 2009, the Company received a complete response letter from the FDA relating to the NDA. The FDA stated that, based on its review, the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request additional clinical trials of Silenor. The Company has scheduled a meeting with the FDA for April 6, 2009.

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked the Company to address the possibility that doxepin may prolong the cardiac QT interval. The Company responded by submitting to the FDA the results of its completed clinical trial of doxepin that evaluated the potential for electrocardiogram (“ECG”) effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.

Somaxon has undertaken activities to prepare for the commercial launch of Silenor if it is approved by the FDA. In addition, the Company continues to engage in discussions with third parties relating to the commercialization of Silenor.

Capital Resources

The Company has not derived any revenue from product sales to date. The Company has incurred losses from operations and negative cash flows since inception. The Company expects to continue to incur substantial losses while seeking NDA approval for Silenor, preparing for the potential commercial launch of Silenor, and conducting non-clinical studies and other regulatory requirements, if any. The Company will need to raise additional funds through public or private financings, debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available, or if it is available, that the terms will be favorable to the Company. The Company may also not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

If the Company’s efforts are unsuccessful in raising sufficient additional funds, it may be required to reduce or curtail operations and costs. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty, except the Company’s outstanding debt was classified as a current liability and the related restricted cash collateralizing this debt was classified as a current asset at December 31, 2008. In addition, the Company shortened the accretion period such that the debt discount, debt issuance costs, final lump sum payment and fair value of the warrants issued in lieu of the prepayment penalty are fully accreted as of December 31, 2008. For further information regarding the Loan Agreement, refer to Note 6, “Loan Agreement and Committed Equity

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Financing Facility.” If the Company is unable to continue as a going concern, it may have to liquidate its assets and might receive significantly less than the value at which those assets are carried on the financial statements.

In May 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) under which the Company borrowed $15,000,000. As discussed more fully in Note 12, “Subsequent Events,” the Company repaid the loan in full in March 2009.

Also in May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge has committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock. This commitment is subject to certain limitations, including the effectiveness of a registration statement with the SEC which has not occurred as of December 31, 2008. Another of these limitations is that the volume weighted average price of our common stock, which is the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day, on the applicable pricing date is above $1.75. On March 4, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.36. In addition, under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of the Company’s public float. As of December 31, 2008, the value of one-third of Company’s public float was $5,129,000. For further information regarding the CEFF, refer to Note 6, “Loan Agreement and Committed Equity Financing Facility.”

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

The Company’s employees are eligible to receive incentive compensation under the 2008 Incentive Plan. The incentive compensation relates to performance achieved during 2008, but payment is not made until 2009. Each period, the Company estimates the expected bonus payout and recognizes expense for the amount earned to date. In light of the Company’s cash position, the Company no longer expects to make a cash payment under the 2008 Incentive Plan. As a result, amounts previously recorded in 2008 were reversed, resulting in a reduction in expense during the fourth quarter of 2008 of $994,000. There was no net effect on the 2008 annual amounts as all of such amounts were originally accrued then reversed within the year.

Cash, Cash Equivalents and Marketable Securities

The Company historically invested its available cash balances primarily in money market funds, commercial paper, and corporate and U.S. government agency notes with strong credit ratings. More recently, the Company has moved its investments solely to money market funds and U.S. government backed securities. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Marketable securities are those investments with maturities at the date of purchase greater than three months. Debt securities may be purchased at a price different than their maturity value, resulting in a premium or discount which the Company amortizes to interest income as it is earned.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Fair Value of Financial Instruments

The Company’s cash, accounts payable, and accrued liabilities are presented in the financial statements at their carrying amounts which are reasonable estimates of fair value due to their short maturities. The Company’s cash equivalents, marketable securities and restricted cash are presented in the financial statements at fair value. Marketable securities are classified as available-for-sale securities with their balance reported at fair value based on quoted market prices for the instruments. Unrealized holding gains or losses on the Company’s marketable securities are recorded as a separate component of stockholders’ equity and changes in unrealized gains or losses are included in comprehensive income (loss). See Note 2 “Fair Value” for further information. Based on borrowing rates currently available to the Company, the carrying value of the debt approximates fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on securities classified as available-for-sale. Statement of Financial Accounting Standard (“SFAS”) No. 130 Reporting Comprehensive Income (Loss) requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. The Company reports comprehensive income (loss) in the Statement of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Comprehensive Loss. In the event an available-for-sale security is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for using the straight-line method over the estimated useful life of the asset or the shorter of the lease term or the estimated useful life for leasehold improvements. Useful lives generally range from three years for computer equipment to five years for furniture, equipment and tooling.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company does not consider its long-lived assets to be impaired as of December 31, 2008.

License Fees

Costs related to patents and the in-licensing of intellectual property for our product candidates are included in license fees. These costs are expensed as incurred since the underlying technology associated with these expenditures relates to the Company’s research and development efforts and has no known alternative future use at this time.

Research and Development Expenses

To date, the Company’s research and development expenses consist primarily of costs associated with our clinical trials, non-clinical development program for Silenor, and drug development costs. Included in these costs are fees charged by contract research organizations (“CROs”) for clinical trials and non-clinical studies, costs to treat patients and provide clinical materials, salaries and related employee benefits, and share-based compensation expense for those employees performing research and development activities. The Company’s most significant costs incurred during 2008 relate to the development program and NDA submission for Silenor.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Measurement of external research and development expenses often requires judgment as invoices or other notification of actual costs incurred to date may not exist as of the date of the financial statements. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. The Company’s principal vendors operate under contracts which establish program costs and estimated timelines. The status of the Company’s programs is assessed in relation to the scope of work outlined in the contracts, and the related amount of expense is recognized accordingly. Estimates are adjusted to actual costs as they become known.

Share-Based Compensation Expense

The Company accounts for share-based awards to employees and directors in accordance with SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense in the statement of operations. The fair value of share-based awards is estimated on the date of grant using an option-pricing model, such as the Black-Scholes valuation model which Somaxon uses. The Black-Scholes valuation model requires the use of multiple subjective inputs, including expected forfeitures, the expected term of the share-based award, and a measure of expected future volatility. The Company’s stock did not have a readily available market prior to its initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for the Company’s stock price. Consequently, the Company generally estimates its expected future volatility based on a combination of both comparable companies and the Company’s own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110.

The Company recognizes the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the requisite service period for the awards. The requisite service period is generally the time over which the Company’s share-based awards vest. Some of the Company’s share-based awards vest upon achieving certain performance conditions. If the performance conditions are not considered probable of being achieved, then no expense is recognized for the award until such time the performance conditions are considered probable of being met. At that time, expense is recognized over the period the performance conditions are likely to be achieved.

Net Loss per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares outstanding subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For Somaxon, basic and dilutive net loss per share are equivalent because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Net loss per share was determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Numerator
Net loss	$(37,227)	$(26,411)	$(46,410)

Denominator
Weighted average common shares outstanding	18,427	18,248	18,059
Weighted average unvested common shares subject to repurchase	(146)	(61)	(78)

Denominator for basic and diluted net loss per share	18,281	18,187	17,981

Basic and diluted net loss per share	$(2.04)	$(1.45)	$(2.58)

Weighted average anti-dilutive securities not included in net loss per share
Weighted average stock options outstanding	4,234	3,051	2,320
Weighted average restricted stock units outstanding	57	—	—
Weighted average warrants outstanding	248	—	—
Weighted average unvested common shares subject to repurchase	146	61	78

Total weighted average anti-dilutive securities not included in diluted net loss per share	4,685	3,112	2,398

Segment Information

Management has determined that the Company operates in one reportable segment which is the development and commercialization of pharmaceutical products.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2008, Somaxon has established a valuation allowance to fully reserve net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. For further information, see Note 9 “Income Taxes.”

Recent Accounting Pronouncements

In December 2007 and as ratified in February 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 Fair Value Measurement for the Company until January 1, 2009 for all nonfinancial assets and

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company beginning January 1, 2008 for financial assets and financial liabilities. Because of this deferral for nonfinancial assets and nonfinancial liabilities, the Company has only partially adopted SFAS No. 157 as of December 31, 2008. The Company does not expect the adoption of SFAS No. 157-2 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141, and in February 2009, the FASB issued FSP 141(R)-A which amends portions of SFAS No. 141(R). SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed at the fair value as of the acquisition date, including contingent considerations. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for the Company beginning January 1, 2009. The Company does not engage in any hedging activities and currently does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which is effective immediately upon issuance. FSP 157-3 is effective upon issuance and clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not active. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

Note 2.	Fair Value

On January 1, 2008, the Company partially adopted (due to a deferral of portions of the pronouncement under FSP 157-2) SFAS No. 157, Fair Value Measurement. FSP 157-2 delays for the Company until January 1, 2009 the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 continues to be applicable to the Company for financial assets and financial liabilities beginning January 1, 2008. This statement does not require any new fair value measurements, but defines and establishes a framework for measuring fair value as applicable to other accounting pronouncements and expands disclosures.

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

The Company’s cash equivalents, marketable securities and restricted cash are presented in the financial statements at fair value. The Company considers cash equivalents to be liquid investments with maturities at the time of purchase of three months or less. Marketable securities are those investments with maturities at the date of purchase greater than three months. All of the Company’s cash equivalents, marketable securities and restricted cash have liquid markets and high credit ratings. At December 31, 2008, the Company’s investment holdings consisted only of money market funds and U.S. government backed securities.

The fair values of the Company’s cash equivalents, marketable securities and restricted cash as of December 31, 2008 are summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$10,443	$10,443	$—	$—
Marketable securities
U.S. Government agency notes	$3,105	$—	$3,105	$—
Restricted cash
Money market funds	$7,500	$7,500	$—	$—

The Company classifies its cash equivalents, marketable securities and restricted cash as Level 1 to the extent frequent quoted market prices exist for the same assets, or Level 2 for those with quoted market prices for similar assets on a frequent basis, or quoted market prices for the identical asset on a less frequent basis. The Company does not have any Level 3 securities. Not included in the table above is $742,000 of cash held in the Company’s checking accounts and a $600,000 certificate of deposit for the Company’s building deposit held as restricted cash.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Note 3.	Composition of Certain Balance Sheet Items

Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value

Cash and money market funds	$11,185	$—	$—	$11,185
United States government agency notes	3,096	9	—	3,105

Total cash, cash equivalents and marketable securities	$14,281	$9	$—	$14,290

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	(Loss)	Value

Cash and money market funds	$4,681	$—	$—	$4,681
Commercial paper and corporate notes	21,520	47	(2)	21,565
United States government agency notes	10,851	3	—	10,854

Total cash, cash equivalents and marketable securities	$37,052	$50	$(2)	$37,100

At December 31, 2008, the Company also had an aggregate of $8,100,000 of restricted cash, comprised of $7,500,000 relating to minimum cash arrangements for the Loan Agreement and a $600,000 deposit for the lease on the Company’s building. The $7,500,000 is invested in money market funds and the $600,000 is invested in a certificate of deposit that matures in June 2009. At December 31, 2007, the Company’s restricted cash consisted entirely of the $600,000 building deposit. All fixed income securities mature within one year of December 31, 2008. As of December 31, 2008, the longest time for maturity for any of the Company’s marketable securities is 69 days with the weighted average time to maturity being 10 days. There were immaterial realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2008, 2007, and 2006.

Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2008	2007

Interest receivable on marketable securities	$32	$198
Deposits and prepaid expenses	250	517
Other current assets	197	111

Total other current assets	$479	$826

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Furniture and equipment	$233	$227
Tooling	700	23
Computer equipment	249	235

Property and equipment, at cost	1,182	485
Less: accumulated depreciation	(394)	(294)

Property and equipment, net	$788	$191

Depreciation expense was $115,000, $115,000 and $106,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in tooling is $677,000 of production equipment which has not been placed in service as of December 31, 2008.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued compensation and benefits	$500	$2,288
Accrued building lease termination fee	350	—
Interest payable	770	—
Other accrued liabilities	166	79

Total accrued liabilities	$1,786	$2,367

Interest payable includes amounts accreted for the $600,000 final payment due to the Lenders upon repayment of the Company’s debt.

Note 4.	License Agreements

At December 31, 2008, total future minimum obligations for milestones and license payments under the Company’s various in-license agreements were $1,277,000, all of which pertain to the University of Miami license agreement for nalmefene for smoking cessation. At December 31, 2008, the Company was also obligated to make revenue-based royalty payments, and additional milestone payments of up to $11,325,000 upon achieving certain product development events. The additional milestone payments consisted of $1,000,000 payable to ProCom One, Inc. (“ProCom”) upon approval of the Silenor NDA by the FDA and $10,325,000 related to the nalmefene program which consisted of $10,000,000 payable pursuant to the terms of the license agreement with BioTie Therapies Corp. (“BioTie”) and $325,000 payable under the University of Miami license agreement. On March 12, 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement. See Note 12 “Subsequent Events” for further information. Minimum license payments are subject to increase to the extent the in-licensed technologies are used in various treatments not currently contemplated by the Company.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Silenor® (doxepin)

In August 2003 and as amended in October 2003 and September 2006, the Company entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor (doxepin) for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable at any time by the Company with 30 days notice if the Company believes that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings.

The in-license agreement required the Company to issue shares of the Company’s common stock in conjunction with the Series A convertible preferred stock issuance, and in April 2004, the Company issued 84,000 shares to ProCom and recorded licensing expense for the fair value of the stock of $101,000. Upon completing certain milestones, the Company paid $500,000 in January 2005 and $500,000 in December 2006. A milestone of $1,000,000 is payable to ProCom upon approval by the FDA of the Company’s NDA for Silenor. Somaxon is obligated to pay a royalty on worldwide net sales of the licensed products and has the right to grant sublicenses to third parties.

In October 2006, the Company entered into a supply agreement pertaining to a certain ingredient used in the Company’s formulation for Silenor. In August 2008, the Company amended this supply agreement to provide the Company with the exclusive rights to use this ingredient in combination with doxepin. Pursuant to the supply agreement, the Company made an upfront license payment of $150,000 and is obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to the Company’s formulation for Silenor has not issued in such country.

Nalmefene

In November 2004, the Company entered into an agreement with BioTie for the license of oral nalmefene hydrochloride for the treatment of impulse control disorders and substance abuse disorders. The term of the license was to extend through the expiration of the licensed rights which was expected to occur in 2017. Pursuant to the license agreement, the Company paid BioTie $3,200,000 during 2004. On March 12, 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement. See Note 12, “Subsequent Events” for additional information.

During 2005, the Company entered into a license agreement with the University of Miami for the exclusive worldwide rights for a patent relating to the treatment of nicotine dependence. The term of the license extends generally through the expiration of the patent, which is expected to occur in 2016, and potentially longer under certain circumstances. The agreement is terminable by the Company at any time with 60 days written notice. The University of Miami may terminate the agreement upon a material breach of the agreement, provision of a false report, or the insolvency or certain bankruptcy proceedings against the Company. The Company made immaterial payments to the University of Miami during 2008, 2007, and 2006, and is obligated to make immaterial future annual payments. The Company is required to pay a royalty on net sales in the United States on the licensed product, subject to credits for prior annual payments already made.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Acamprosate

In September 2004, the Company in-licensed the exclusive worldwide rights from Synchroneuron, LLC (“Synchroneuron”) to certain patents to develop, manufacture, and market acamprosate for movement disorders, obsessive compulsive disorder and post-traumatic stress disorder. The term of the license was to extend through the expiration of the last patent which is expected to occur in 2018. During 2007, the Company completed a Phase 1 clinical trial of several formulations of acamprosate. The Company analyzed the results and made the determination not to move forward with further development of acamprosate. Consequently, in December 2007, the Company terminated the license agreement, effective January 2008. There are no further obligations under this program.

Note 5.  Commitments

In February 2006 and as subsequently amended, the Company entered into a manufacturing supply agreement with Patheon Pharmaceuticals, Inc. to manufacture commercial quantities of Silenor tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, the Company is obligated to purchase specified percentages of the total annual commercial requirements of Silenor. The agreement has a five year term and renews for twelve-month periods thereafter. It is terminable with written notice at least eighteen months prior to the end of the current term. Additionally, Somaxon may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event provided that the termination does not occur within three years of the commencement of manufacturing services. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.

The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the submission of the NDA to the FDA, the regulatory review process relating to the NDA and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination. At December 31, 2008, the Company had non-cancellable purchase orders outstanding of $848,000 relating to the acquisition of tooling and materials from third-party suppliers.

In June 2006, the Company entered into a sublease agreement effective July 2006 to rent approximately 25,700 square feet of office space for its corporate headquarters pursuant to a lease that would expire in February 2013. In November 2008, the Company exercised its contractual right to terminate its sublease effective July 28, 2009. In connection with the termination, the Company is obligated to pay a termination fee of $350,000 in June 2009, which the Company recognized in operating expenses during the fourth quarter of 2008, plus any costs to restore the subleased premises to their condition prior to the Company’s occupancy. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which is included in restricted cash. The Company is currently obligated to make minimum monthly lease payments of $85,000 plus additional rent for common area and pass-through expenses. The Company recognizes rent expense on a straight-line basis with a related asset or liability recorded for cumulative differences between rent payments and rent expense. The sublease terminates if the Company becomes insolvent, fails to remedy any breach in the sublease terms, or the master lease terminates. The Company is also obligated under various operating leases for office equipment.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

At December 31, 2008, the future minimum lease payments, including the building lease termination fee, for each of the years ended December 31, are as follows (in thousands):

2009	$1,036
2010	9
2011	6
2012	—
2013	—
Thereafter	—

Total	$1,051

Rent expense for the year ended December 31, 2008, including the $350,000 lease termination fee, was $1,371,000. Rent expense was $1,060,000 and $716,000 for the years ended December 31, 2007, and 2006, respectively.

Note 6.	Loan Agreement and Committed Equity Financing Facility

Loan and Security Agreement

In May 2008, the Company entered into the Loan Agreement with the Lenders under which the Company borrowed $15,000,000 less debt issuance costs of $223,000, including a $75,000 upfront fee paid to the Lenders, for net proceeds of $14,777,000. As discussed more fully in Note 12 “Subsequent Events,” the Company repaid the loan in full in March 2009. Prior to December 2008, the debt issuance costs were capitalized and were being amortized using the effective interest method through the maturity of the loan in June 2011. The loan carried an interest rate of 9.57% with interest payments due monthly but no principal repayment until January 1, 2009. Thereafter, the Company was required to repay the principal plus interest in 30 equal monthly installments, ending in June 2011. An additional final payment of $600,000 was due in June 2011, or such earlier time that the debt was fully repaid. Prior to December 2008, the final payment was being accreted to interest expense over the expected term of the loan. The Loan Agreement required payment of a prepayment penalty of $900,000 in the event the loan was repaid prior to June 2009, $600,000 if it was repaid between June 2009 and May 2010, and $300,000 if it was repaid after June 2010, but prior to maturity. As discussed in Note 12, “Subsequent Events,” in March 2009, the Company issued warrants to Oxford Finance Corporation which the Lenders agreed to accept in lieu of the prepayment penalty.

In connection with entering into this Loan Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 239,000 shares of the Company’s common stock. The warrants are immediately exercisable and have an exercise price of $4.385 per share and a ten year term. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.81%, volatility of 76.6%, a ten year term and no dividend yield.

The $15,000,000 of gross proceeds was allocated between the debt and the warrant in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, resulting in $922,000 allocated to the warrant in the form of a debt discount and $14,078,000 allocated to debt. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the proceeds allocated to the warrant were included in equity. Until December 2008, the debt discount was amortized to interest expense using the effective interest method and an expected maturity of June 2011.

The Lenders had the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which included, among other things, a material adverse change in the Company’s business,

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

operations or financial condition or a material impairment in the prospect of repayment of the loan. Based on the Company’s recurring losses, negative cash flows from operations and working capital levels, and to reflect the Lender’s right to declare the loan immediately due and payable, the Company classified the outstanding debt balance as a current liability as of December 31, 2008. In addition, as of December 31, 2008, the Company fully accreted to interest expense the debt discount, debt issuance costs, final payment and the value of the warrants issued in lieu of the prepayment penalty. See Note 12 “Subsequent Events,” for additional information.

Prior to repaying the debt in full in March 2009, the Company was required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At December 31, 2008, the Company had $15,000,000 of debt outstanding, resulting in a minimum cash balance of $7,500,000 which was classified as restricted cash on the balance sheet.

To secure the repayment of any amounts borrowed under this agreement, the Company granted to the Lenders a first priority security interest in all of its assets other than its intellectual property and its rights under license agreements granting it rights to intellectual property. The Company also agreed not to pledge or otherwise encumber its intellectual property assets.

At December 31, 2008, the future principal payments under the Loan Agreement, including the expected repayment of the loan during 2009, were as follows (in thousands):

2009	$15,000
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total	$15,000

Committed Equity Financing Facility

In May 2008, the Company entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain limitations.

The Company’s ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement, which has not occurred as of December 31, 2008, and other conditions. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of the Company’s public float. As of December 31, 2008, the value of the Company’s public float was $15,386,000 which was based on 11,150,000 public float shares and a closing stock price of $1.38 on such date. The value of one-third of the Company’s public float calculated on the same basis was approximately $5,128,000.

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

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 165,000 shares of common stock at an exercise price of $5.4175 per share. The warrant became exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013. The warrant’s value of $389,000 was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.09%, volatility of 65.6%, a 5.5 year term and no dividend yield. In accordance with SFAS No. 150 and EITF 00-19, this warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered an equity financing cost.

Subject to certain conditions and limitations, from time to time under the common stock purchase agreement relating to the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of its common stock in tranches of up to (a) 2% of the Company’s market capitalization at the time of the draw down of such tranche or (b) the lesser of 3% of the Company’s market capitalization at the time of the draw down of such tranche or an amount calculated by reference to the Company’s average trading volume and average stock price on the trading day prior to the date that the Company requests the draw down. The maximum draw down of a tranche is $10,000,000. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 12% depending on the volume weighted average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable volume weighted average purchase price for any shares to be issued to Kingsbridge during the eight-day period will be equal to the higher of $1.75 or 90% of the Company’s share price the day before the commencement of each draw down. On March 4, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.36.

Note 7.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

Preferred Stock

From the Company’s inception in August 2003 through June 2004, the Company issued an aggregate of 25,300,000 shares of Series A and Series B convertible preferred stock at $1.00 per share, for aggregate gross proceeds of $25,300,000. Net proceeds were $25,203,000 after deducting issuance costs of $97,000. In June 2005 and in September 2005 upon the exercise of a warrant instrument (the “Warrant”), the Company issued an aggregate of 48,148,000 shares of Series C redeemable convertible preferred stock at $1.35 per share for gross proceeds of $65,000,000 and net proceeds of $64,848,000 after deducting offering costs of $152,000.

The Warrant was issued in conjunction with the June 2005 Series C redeemable convertible preferred stock offering. The Warrant provided for the sale of an additional $10,000,000 of redeemable convertible preferred stock at either the election of the Company or the holders of the Series C shares. If the Company elected to exercise the Warrant, then the exercise price was $1.35 per share. If the Series C preferred stockholders elected to exercise the Warrant, then the exercise price was $1.45 per share. In September 2005, the Company elected to exercise the Warrant. The Warrant was considered a liability in accordance with guidance provided in FASB Staff Position 150-5, Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable because the Warrant provided for the issuance of redeemable preferred stock which may have ultimately required cash settlement by the Company. The liability was recorded at fair value using the Black-Scholes valuation model. The proceeds from the Series C financing were allocated first to the fair value of the net Warrant liability instrument of $648,000 with the remainder to the Series C redeemable convertible preferred stock. The Warrant liability was remeasured to its fair value of $6,297,000 when it was exercised in September 2005 with the change in value of $5,649,000 recorded in operating expense.

The redemption provision of the Series C redeemable convertible preferred stock provided that after June 1, 2010, upon the request of a majority of the holders, the Company was obligated to redeem the outstanding shares of the Series C preferred stock. The Company increased the carrying amount of the Series C redeemable convertible preferred stock through periodic accretions so that the carrying amount would equal the minimum redemption value

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

at the earliest possible redemption date. Accretion charges of $86,000 were recorded to additional paid-in capital through the time of Company’s initial public offering in December 2005 at which time the shares were converted into shares of the Company’s common stock.

Concurrent with the Company’s initial public offering in December 2005, 10,000,000 shares of preferred stock were authorized, none of which have been issued or are outstanding as of December 31, 2008.

Common Stock

In December 2005, a reverse stock split was effected whereby every six shares of the Company’s outstanding common stock were converted into one share of the Company’s common stock. All references to common stock, common shares outstanding and per share amounts in these financial statements and notes to financial statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-six reverse stock split on a retroactive basis for all periods presented.

On December 20, 2005, the Company completed its initial public offering (“IPO”) which resulted in the issuance of 5,000,000 shares of common stock at a price of $11 per share for gross proceeds of $55,000,000 and net proceeds of $49,820,000 after deducting costs related to the offering of $5,180,000. During the Company’s IPO, all of the Company’s 73,448,000 outstanding preferred shares were converted into 12,242,000 common shares at a conversion ratio of six shares of preferred stock into one share of common stock.

There were a total of 100,000,000 shares of common stock authorized at December 31, 2008 and 2007. The following table summarizes the number of shares of the Company’s common stock reserved for future issuance on such dates (in thousands):

	December 31,
	2008	2007

Shares of common stock authorized	100,000	100,000

Shares of common stock outstanding	18,430	18,433
Warrants outstanding	404	—
Stock options outstanding	4,296	3,167
Restricted stock units outstanding	638	—
Shares authorized for future issuance under equity award plans	1,121	463
Shares authorized for future issuance under employee stock ownership plan	665	481

Total common and potential common shares	25,554	22,544

Common stock reserved for future issuance	74,446	77,456

Note 8.	Share-based compensation

Employee Stock Purchase Plan

On December 15, 2005, the Company implemented its employee stock purchase plan (the “ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company’s ESPP is non-compensatory under the provisions of SFAS No. 123(R). The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. On January 1, 2008, the evergreen provision resulted in an additional 184,000 shares

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

available for issuance under the ESPP and at December 31, 2008, a total of 665,000 shares of common stock were reserved for issuance under the ESPP. Under the evergreen provision, on January 1, 2009, an additional 184,000 shares were authorized under the Company’s ESPP. No shares have been issued under the ESPP through December 31, 2008.

Restricted Stock

In October 2007, the Company granted an aggregate of 200,000 shares of restricted common stock to the Company’s executive officers and Chairman of the Board. In December 2007, the Company’s Chief Executive Officer resigned. Upon his resignation, the Company repurchased his 20,000 shares of restricted stock at the original issuance price of $0.0001 per share and holds them in treasury, resulting in 180,000 shares of restricted stock outstanding at December 31, 2007, all of which were unvested at such date. In April 2008, 25% of the outstanding shares of restricted stock vested (45,000 shares) upon acceptance for filing of the Silenor NDA by the FDA. The remaining 75% (135,000 shares) would vest upon FDA approval of the Silenor NDA.

The Company recognizes share-based compensation expense for these restricted shares in accordance with SFAS No. 123(R). Compensation expense is recognized for the portion of the awards considered probable of achieving their performance condition based on the grant date fair value. Such expense is recorded over the period the performance condition is expected to be performed. The stock price at the date of grant was $11.40 per share, resulting in an aggregate grant date fair value of $2,280,000 for the 200,000 shares originally granted and $2,052,000 for the 180,000 net shares issued after taking into consideration the 20,000 shares surrendered upon the resignation of the Company’s Chief Executive Officer. The Company recognized $273,000 and $240,000 of share-based compensation expense for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the performance condition of achieving FDA approval of the NDA for Silenor was not considered probable. Therefore, no such expense was recognized as of December 31, 2008 for the 135,000 shares that vest upon achieving this performance condition. An additional $1,539,000 of non-cash compensation expense would be recognized when the performance condition of achieving FDA approval of the Silenor NDA is considered probable. At December 31, 2008, based on a closing stock price of $1.38, the intrinsic value of the 135,000 unvested restricted shares was $186,000.

The vesting of restricted stock creates a taxable event for the stockholder. The restricted stock agreement provides the recipient the right to surrender to the Company shares in an amount sufficient to cover the recipient’s minimum statutory tax liabilities when the restricted stock vests. In April 2008, 45,000 shares vested upon FDA acceptance of the Silenor NDA. The stock price on the date of vesting was $4.66 per share, resulting in an intrinsic value of the vested shares of $210,000. To cover their personal tax liabilities, the restricted stockholders surrendered 11,000 of the 45,000 shares with a value of $50,000. These shares, as well as the shares surrendered upon the resignation of the Chief Executive Officer, are held by the Company in treasury stock, resulting in 31,000 and 20,000 shares of treasury stock at December 31, 2008 and 2007, respectively. The Company’s treasury stock may increase to the extent restricted stock holders elect to surrender shares to satisfy minimum personal tax obligations upon future vesting events, or if restricted stock holders separate employment from the Company prior to vesting.

In the event of a change in control of the Company, 50% of the executive officer’s unvested shares would vest and 50% would convert into the right to receive cash based on the value of the change of control transaction, with such cash payment deferred until the performance objectives are met. If the executive is terminated without cause or resigns for good reason after the change of control, all of such cash would be paid. For the restricted stock granted to the Chairman of the Board, all unvested shares would vest upon consummation of a change of control transaction.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Restricted Stock Units

Employee and Director Awards

In November 2008, an aggregate of 535,000 shares of restricted stock units (“RSUs”) were granted to certain employees. One-third of the RSUs vest upon approval of the Silenor NDA, one-third vest upon the first commercial sale of Silenor in the United States, and one-third vest on December 31, 2009. Upon vesting, the RSU’s are convertible into an equivalent number of shares of common stock.

In November 2008, the Board of Directors amended the Director Compensation Policy and the employment agreement of the Executive Chairman of the Board to provide that non-employee directors and the Executive Chairman of the Board will receive their compensation for service on the Board of Directors or committees thereof and their fees for attending meetings of the Board and committees thereof in RSUs. In December 2008, an aggregate of 4,000 shares of RSUs were granted to members of the Company’s Board of Directors pursuant to the amended Director Compensation Policy. These RSUs vest upon the first date included within an open trading window under the Company’s Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to the director’s continued service to Somaxon on such date.

In the event of a change in control of the Company, for employees except the Company’s Executive Chairman of the Board, 50% of the unvested shares would vest and 50% would convert into the right to receive cash based on the value of the change of control transaction, with such cash payment deferred until the performance objectives are met. If the employee is terminated without cause or resigns for good reason after the change of control, all of such cash would be paid. For the restricted stock granted to members of the board of directors, including the Company’s Executive Chairman of the Board, all unvested shares would vest upon consummation of a change of control transaction.

In accordance with SFAS No. 123(R), the Company recognizes share-based compensation expense based on the grant date fair value for the portion of the awards considered probable of achieving their performance conditions. Such compensation expense is recognized over the time the applicable condition is expected to be achieved. At December 31, 2008, the performance conditions of achieving FDA approval of the Silenor NDA and the first commercial sale of Silenor were not considered probable of occurring. Accordingly, no expense was recognized as of December 31, 2008 relating to the portion of the awards which would vest upon occurrence of those events. For the year ended December 31, 2008, the Company had recognized $17,000 of expense pertaining to the portion of the awards expected to vest on December 31, 2009. If the performance conditions for these 539,000 RSU’s become probable, the Company would recognize an aggregate of $636,000 of non-cash compensation expense.

The following table summarizes the Company’s RSU activity for employees and directors through December 31, 2008 (in thousands).

	Vested		Unvested
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value	Total #
	# Shares	per Share	# Shares	per Share	Shares

December 31, 2007	—	$—	—	$—	—

Granted	—	$—	539	$1.21	539
Vested	—	—	—	—	—
Forfeited	—	—	—	—	—

December 31, 2008	—	$—	539	$1.21	539

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

The intrinsic value of the 539,000 outstanding and unvested RSUs at December 31, 2008, is $744,000 based on a closing stock price at December 31, 2008 of $1.38 per share.

Consultant Awards

In December 2008, in order to reduce expenses, the Company reduced its workforce by approximately 50%. As part of their severance arrangements, certain of these employees received an aggregate of 99,000 RSUs pursuant to terms of consulting agreements entered into with such employees. These RSUs vest upon achievement of both the approval of the Silenor NDA by the FDA and re-employment by Somaxon prior to December 31, 2009. Upon vesting, the RSU’s are convertible into an equivalent number of shares of common stock.

The Company accounts for compensation expense related to these consultant RSUs pursuant to the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF 96-18, the fair value of the awards considered probable of vesting is periodically re-measured and the related expense or income is recognized over the vesting period. At December 31, 2008, the performance conditions of achieving FDA approval of the Silenor NDA and the re-employment of these former employees were not considered probable and the lowest aggregate fair value of the awards was zero. Accordingly, no expense was recognized to date for these RSUs. At December 31, 2008, none of the RSUs were vested. The intrinsic value of the 99,000 unvested RSUs at December 31, 2008, is $137,000 based on a closing stock price at December 31, 2008 of $1.38 per share.

Stock Options

The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors. The Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) was discontinued in November 2005 upon adopting the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2004 Plan allowed for a maximum issuance of 1,250,000 shares, of which 25,000 shares were available for issuance when the plan was discontinued. These 25,000 shares were aggregated with the 2,000,000 shares initially available for issuance under the 2005 Plan for an aggregate of 2,025,000 shares available for issuance upon adopting the 2005 Plan. No additional options will be granted under the 2004 Plan and all options that are repurchased, forfeited, cancelled or expire under either the 2004 Plan or 2005 Plan will become available for grant under the 2005 Plan.

The 2005 Plan contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each fiscal year ending January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. On January 1, 2008, the evergreen provision resulted in an additional 922,000 shares available for issuance under the 2005 Plan. In June 2008, an additional 1,500,000 shares were authorized for issuance under the 2005 Plan upon the affirmative vote of the Company’s stockholders at the Company’s annual meeting of stockholders. As of December 31, 2008, there were an aggregate of 1,121,000 shares of common stock reserved for issuance under the 2005 Plan. Under the Company’s evergreen provision, on January 1, 2009, an additional 922,000 shares were added to the number of shares available for issuance under the 2005 Plan.

The Company’s stock options have a ten year term and generally vest over a four year period for employees and one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving performance targets generally relating to the approval of the NDA for Silenor by the FDA. At December 31, 2008, the performance condition of achieving FDA approval of the Silenor NDA was not considered probable. Accordingly, no expense was recognized as of December 31, 2008 relating to the awards which would vest upon FDA approval of the Silenor NDA. An additional $431,000 of non-cash compensation expense would be recognized when the performance condition of achieving FDA approval of the Silenor NDA is considered probable.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

In accordance with his employment agreement, the vesting of certain stock options granted to the Company’s former President and Chief Executive Officer was accelerated by twelve months upon his resignation from the Company in December 2007. This accelerated vesting resulted in additional compensation expense recognized during 2007 of $1,180,000. In December 2008, as part of the termination of the employment of certain employees, the vesting of certain stock options was accelerated by three months, the impact of which was not significant.

The following table summarizes share-based compensation expense recognized under SFAS No. 123(R) (in thousands). This table includes share-based compensation recognized for employees and directors for all share-based awards, including: stock options, restricted stock and RSUs (share-based expense related to consultant awards is not included).

	Year Ended December 31,
	2008	2007	2006

Share-based compensation expense included in research and development expense	$2,037	$1,754	$980
Share-based compensation expense included in marketing, general and administrative expense	4,246	6,653	3,979

Total share-based compensation expense under SFAS 123(R)	$6,283	$8,407	$4,959

The grant date fair value of employee and director stock options was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk free interest rate	2.64% to 3.58%	3.55% to 4.86%	4.31% to 5.10%
Expected term	5.25 to 6.25 years	5.75 to 6.25 years	6.25 years
Expected volatility	64% to 74%	69% to 79%	76% to 85%
Weighted average volatility	69%	76%	78%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$0.98 to $4.93	$5.81 to $15.00	$10.35 to $19.74
Weighted average fair value of stock options granted	$2.85	$8.40	$9.07

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2005	1,366	$4.62

Granted	1,073	$12.68
Exercised	(37)	3.94
Forfeited	(28)	11.00

Outstanding at December 31, 2006	2,374	$8.20

Granted	1,157	$11.98
Exercised	(167)	4.06
Forfeited	(231)	9.82

Outstanding at December 31, 2007	3,133	$9.70

Granted	1,783	$4.41
Exercised	(8)	3.00
Forfeited	(646)	7.82

Outstanding at December 31, 2008	4,262	$7.78

At December 31, 2008, of the 4,262,000 employee and director stock options outstanding, 1,905,000 were vested and 2,357,000 were unvested. The weighted average remaining vesting term was 1.8 years and the total grant date fair value of outstanding stock options expected to be recognized in future periods over this weighted average remaining vesting term was $9,077,000.

The intrinsic value of an equity award is the difference between the fair value of the underlying stock and its exercise price. If the exercise price equals or exceeds the fair value of the underlying stock, then the award is considered to have zero intrinsic value at that date. The following table summarizes certain intrinsic value information for the Company’s employee and director stock options (in thousands, except per share amounts).

	Year Ended December 31,
	2008	2007	2006

Closing stock price at end of year	$1.38	$5.21	$14.19
Intrinsic value of exercised stock options	$8	$1,758	$359
Intrinsic value of outstanding stock options	$30	$2,164	$15,122
Intrinsic value of vested stock options	$20	$1,661	$5,951

At December 31, 2008, and 2007, the Company had 34,000 consultant stock options outstanding of which substantially all were vested. At December 31, 2006, the Company had 37,000 consultant stock options outstanding of which 29,000 were vested. In accordance with EITF 96-18, the Company periodically re-measures the fair value of stock options granted to these consultants and recognizes the related expense (or income) as the awards vest. Stock option expense for consultant awards was $16,000, $73,000 and $158,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Based on a closing stock price of $1.38 per share at December 31, 2008, the intrinsic value of outstanding and vested consultant stock options was $2,000. No consultant stock options were exercised during the year ended December 31, 2008. During the year ended December 31, 2007, consultants exercised 3,000 options with an intrinsic value of $42,000. No consultant stock options were exercised during the year ended December 31, 2006.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

A summary of all stock options outstanding (employees, directors, and consultants) at December 31, 2008 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price

$0.98 to $4.00	760	6.9 Years	$2.64	568	6.3 Years	$2.50
$4.01 to $7.00	1,659	9.3 Years	4.59	116	9.2 Years	5.11
$7.01 to $11.00	617	7.0 Years	10.71	512	7.0 Years	10.74
$11.01 to $14.00	745	8.2 Years	12.04	333	8.1 Years	12.20
$14.01 to $19.74	515	7.8 Years	16.02	410	7.8 Years	15.96

Total stock options outstanding	4,296	8.2 Years	$7.79	1,939	7.3 Years	$9.35

A summary of all stock options outstanding (employees, directors, and consultants) at December 31, 2007 is as follows (shares are in thousands):

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise Price	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price

$0.98 to $4.00	845	7.3 Years	$2.59	643	7.3 Years	$2.54
$4.01 to $7.00	95	9.9 Years	5.90	40	9.9 Years	5.90
$7.01 to $11.00	840	8.0 Years	10.70	530	8.0 Years	10.71
$11.01 to $14.00	819	9.2 Years	12.01	80	8.7 Years	12.53
$14.01 to $19.74	568	8.8 Years	16.01	307	8.7 Years	15.88

Total stock options outstanding	3,167	8.3 Years	$9.68	1,600	7.9 Years	$8.39

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Shares Available for Future Grant

The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans (in thousands).

	Stock
	Options	ESPP

Shares available for issuance at December 31, 2005	1,710	300

Grants and issuances	(1,073)	—
Forfeitures	28	—

Shares available for issuance at December 31, 2006	665	300

Increase in authorized shares	904	181
Grants and issuances	(1,357)	—
Forfeitures and surrendered restricted stock held in treasury	251	—

Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	2,422	184
Grants and issuances	(2,421)	—
Forfeitures and surrendered restricted stock held in treasury	657	—

Shares available for issuance at December 31, 2008	1,121	665

Under the Company’s evergreen provision, on January 1, 2009, an additional 184,000 shares were made available for issuance under the Company’s ESPP and an additional 922,000 shares were made available for issuance under the 2005 Plan.

Note 9.	Income taxes

The Company has incurred losses since inception, therefore no current income tax provision or benefit has been recorded. Significant components of the Company’s net deferred tax assets are shown in the table below (amounts are in thousands).

	December 31,
	2008	2007

Deferred Tax Assets:
Net operating loss carryforwards	$52,118	$39,465
Research and development credits	4,570	3,848
Capitalized research and development	1,452	2,116
Non-cash compensation expense	5,439	3,633
Other, net	1,137	763

Total deferred tax assets	64,716	49,825
Valuation allowance	(64,716)	(49,825)

Net deferred tax assets	$—	$—

At December 31, 2008, the Company had generated federal net operating loss carryforwards of $132,446,000 and state net operating loss carryforwards of $129,586,000 on the respective tax return bases. The Company has generated windfall tax benefits from the settlement of certain share-based awards. These tax benefits have not been

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

reflected in the table of deferred tax assets presented above since the tax deduction increases the Company’s net operating loss carryforward and does not result in a cash tax savings in the current year. In accordance with SFAS No. 123(R), the tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. However, the net operating loss carryforwards related to these windfall tax benefits of approximately $1,150,000 are included in the federal and state net operating loss carryforward amounts of $132,446,000 and $129,586,000, respectively. Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively.

The Company has federal and state research and development tax credit carryforwards at December 31, 2008 of $4,142,000 and $1,870,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred as of June 30, 2005 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances performed to finance the Company’s development activities. Such ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $284,000 of the Company’s state net operating loss carryforwards were effectively eliminated under Section 382. This amount is not included in the table above, however, it is included in the state net operating loss carryforward of $129,586,000. In addition, $18,291,000 of the Company’s federal net operating loss carryforwards, $17,335,000 of the Company’s state net operating loss carryforwards and $922,000 of the Company’s federal research and development credits were subject to the Section 382 limitation. The Company estimates that approximately $2,800,000 of the restricted net operating loss carryforwards become available each year between 2006 and 2009, decreasing to $1,900,000 in 2010 and then decreasing to $1,000,000 each year thereafter. Approximately $8,622,000 of the Company’s federal net operating loss carryforwards and $7,665,000 of the Company’s state net operating loss carryforwards remain limited at December 31, 2008. After taking into consideration these limitations under Sections 382 and 383 of the IRC, the Company estimates that at December 31, 2008 it had unrestricted federal and state net operating loss carryforwards of $123,824,000 and $121,637,000, respectively. These net operating loss and credit carryforwards could be subject to future limitations if additional ownership changes occur.

The Company has not performed a Section 382 analysis since its initial public offering in December 2005. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, it is possible that more of the net operating loss carryforwards could have been eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes (amounts are in thousands):

	Year Ended December 31,
	2008	2007	2006

Federal income taxes at 34%	$(12,657)	$(8,980)	$(15,779)
State income taxes, net of federal benefit	(2,246)	(1,439)	(2,347)
Research and development credits	(517)	76	(1,490)
Share-based compensation expense	552	785	578
Tax effect of non-deductible expenses and credits	(7)	(39)	(20)
Increase in valuation allowance	14,875	9,597	19,058

Provision for income taxes	$—	$—	$—

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) which is effective for fiscal years beginning after December 14, 2006 and was first effective for the Company beginning January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is cumulatively more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recognized $635,000 of unrecognized tax benefits, which did not include interest or penalties.

The following is a tabular presentation of the unrecognized tax benefit activity (amounts are in thousands):

	Year Ended December 31,
	2008	2007

Unrecognized tax benefits at the beginning of the year	$1,166	$635
Gross decreases related to prior year tax positions	(429)	(14)
Gross increases related to current year tax positions	140	545
Settlements	None	None
Lapse of statute of limitations	None	None

Unrecognized tax benefits at year end	$877	$1,166

The unrecognized tax benefits have been recorded as a reduction of the related deferred tax asset. Because the Company’s deferred tax assets are fully reserved, none of the amount included in the balance of unrecognized tax benefits would affect the effective tax rate if recognized. The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of December 31, 2008.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

Note 10.  Related Party Transactions

The Company has in-licensed certain intellectual property from ProCom (see Note 4, “License Agreements” for more information). As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. ProCom designated Terrell A. Cobb, a principal of ProCom, for nomination as a member of the Company’s board of directors. The in-license agreement also provides a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid an aggregate of $170,000, $255,000 and $255,000 for consulting services for the years ended December 31, 2008, 2007 and 2006. Pursuant to the consulting arrangements, payments ceased for Mr. Cobb in April 2008 upon the FDA notifying the company that it accepted the NDA for Silenor and payments for Dr. Kavey will continue through April 2010.

Mr. Cobb and Dr. Kavey have an aggregate of 135,000 stock options outstanding of which 127,000 were vested as of December 31, 2008. The weighted average exercise price of the outstanding options was $10.48 and the weighted average exercise price of the vested stock options was $10.86. None of the stock options had been exercised as of December 31, 2008.

The Company’s outside legal counsel holds 13,000 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $474,000, $482,000 and $616,000 for legal services rendered by the Company’s outside legal counsel for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 11.	Selected Quarterly Financial Information (Unaudited)

The following table presents the Company’s unaudited quarterly results of operations for 2008 and 2007 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2008:
Loss from operations	$(7,424)	$(10,421)	$(9,979)	$(7,696)	$(35,520)
Net loss	(7,066)	(10,395)	(10,312)	(9,454)	(37,227)
Basic and diluted net loss applicable to common stockholders per share	$(0.39)	$(0.57)	$(0.56)	$(0.52)	$(2.04)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2007:
Loss from operations	$(7,572)	$(6,643)	$(6,277)	$(8,306)	$(28,798)
Net loss	(6,874)	(6,019)	(5,713)	(7,805)	(26,411)
Basic and diluted net loss applicable to common stockholders per share	$(0.38)	$(0.33)	$(0.31)	$(0.43)	$(1.45)

Note 12.	Subsequent Events

NDA for Silenor

On February 25, 2009 the Company received a complete response letter from the FDA relating to the Silenor NDA. The FDA stated that based on its review the NDA could not be approved in its present form. In the complete response letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request additional clinical trials of Silenor. The Company has scheduled a meeting with the FDA for April 6, 2009.

Somaxon Pharmaceuticals, Inc.
(A development stage company)

Notes to Financial Statements — (Continued)

With respect to safety, the FDA noted that there were no adverse events observed in the clinical studies included in the NDA that would preclude approval, but asked the Company to address the possibility that doxepin may prolong the cardiac QT interval. The Company responded by submitting to the FDA the results of the completed clinical trial of doxepin that evaluated the potential for ECG. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or 50 mg in order to achieve exaggerated exposure conditions.

In March 2009, in order to further reduce expenditures in response to the complete response letter the Company received from the FDA, the Company reduced its workforce by approximately 33%. The Company expects to record charges during the first quarter of 2009 in conjunction with the reduction in work force for severance, accelerated vesting of certain share-based awards and continued vesting of share-based awards under consulting agreements.

Loan Agreement

On March 11, 2009 the Company repaid the remaining $13,656,000 of outstanding principal, together with the $600,000 final payment required under the Loan Agreement. In connection with the repayment, an aggregate of 200,000 warrants were issued to the Lenders with a ten-year term and an exercise price of $0.25. The Lenders accepted the warrants in lieu of the $900,000 prepayment penalty required under the Loan Agreement. The Company no longer has any obligations under the Loan Agreement, and there are no further encumbrances on the Company’s assets under the Loan Agreement. The Company had accrued all such amounts in interest expense as of December 31, 2008.

Share-based Awards

In February 2009, the Company awarded RSUs in lieu of cash compensation earned under the Company’s 2008 Incentive Plan. A total of 330,000 RSU’s were issued with an aggregate grant date fair value of $720,000 based on a closing stock price at the date of grant of $2.18 per share. The RSUs will vest in full six months after the consummation by the Company of a financing or a strategic collaboration, or the last in a series of financing or strategic collaboration transactions, in which the Company receives an aggregate of at least $25 million in unrestricted cash by December 31, 2009, subject to the employee’s continued employment by or service to the Company on such date. An aggregate of 1,074,000 stock options were also awarded in February 2009 with an exercise price of $2.18 per share. These stock options vest such that 25% are vested one year after the grant date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after the vesting commencement date.

Nalmefene License Agreement

In March 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement for nalmefene for the treatment of impulse control disorders. Pursuant to the termination agreement, BioTie agreed to pay the Company a $1,000,000 termination fee. There are no further obligations under this license agreement.