Form 10-Q
period 2009-03-31
Somaxon Pharmaceuticals, Inc.
filed 2009-05-08
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Stevens Avenue, Suite 210, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)
(858) 480-0400
(Registrant’s telephone number, including area code)
3721 Valley Centre Drive, Suite 500, San Diego, CA 92130
(Former name, former address and formal fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 1, 2009 was 18,430,247.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,849	$11,185
Marketable securities	—	3,105

Total cash, cash equivalents and marketable securities	3,849	14,290
Restricted cash	600	8,100
Other current assets	247	479

Total current assets	4,696	22,869
Property and equipment, net	743	788
Other assets	60	60

Total assets	$5,499	$23,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,729	$1,825
Accrued liabilities	1,156	1,786
Debt	—	15,000

Total current liabilities	2,885	18,611

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,430 shares outstanding at March 31, 2009 and December 31, 2008	170,754	168,693
Deficit accumulated during the development stage	(168,140)	(163,596)
Accumulated other comprehensive income	—	9

Total stockholders’ equity	2,614	5,106

Total liabilities and stockholders’ equity	$5,499	$23,717

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

			Period from
			August 14, 2003
			(inception)
	Three months ended March 31,		through
	2009	2008	March 31, 2009
Operating expenses
License fees	$(996)	$4	$5,864
Research and development	1,486	3,176	104,883
Marketing, general and administrative expense	3,818	4,244	57,720
Remeasurement of Series C warrant liability	—	—	5,649

Net operating expenses	4,308	7,424	174,116

Loss from operations	(4,308)	(7,424)	(174,116)
Interest and other income	23	358	8,845
Interest and other (expense)	(259)	—	(2,869)

Net loss	(4,544)	(7,066)	(168,140)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)

Net loss applicable to common stockholders	$(4,544)	$(7,066)	$(168,226)

Basic and diluted net loss per share	$(0.25)	$(0.39)
Shares used to calculate net loss per share	18,297	18,253
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

				Period from
				August 14, 2003
				(inception)
	Three Months Ended March 31,			through
	2009	2008		March 31, 2009
Cash flows from operating activities
Net loss	$(4,544)		$(7,066)	$(168,140)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based expense	2,017		1,909	23,114
Depreciation	44		30	456
Amortization of investment discount or premium	(38)		63	—
Accretion of debt discount and issuance costs	—		—	1,145
Issuance of stock for license agreement	—		—	101
Remeasurement of Series C warrant	—		—	5,649
Loss on disposal of equipment	1		—	6
Changes in operating assets and liabilities
Other current and non-current assets	232		(1,717)	(307)
Accounts payable	(96)		394	1,729
Accrued current and non-current liabilities	(586)		(952)	1,201

Net cash used in operating activities	(2,970)		(7,339)	(135,046)

Cash flows from investing activities
Purchases of property and equipment	—		—	(1,205)
Purchases of marketable securities	—		(6,088)	(96,940)
Sales and maturities of marketable securities	3,134		13,554	96,940
Restricted cash	7,500		—	(600)

Net cash provided (used) in investing activities	10,634		7,466	(1,805)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—		—	49,820
Issuance of preferred stock, net of issuance costs	—		—	90,051
Net proceeds from issuance of debt	—		—	14,777
Repayment of debt	(15,000)		—	(15,000)
Exercise of stock options	—		—	1,102
Purchase of treasury stock	—		—	(50)

Net cash provided (used) in financing activities	(15,000)		—	140,700

Increase (Decrease) in cash and cash equivalents	(7,336)		127	3,849
Cash and cash equivalents at beginning of the period	11,185		12,554	—

Cash and cash equivalents at end of the period	$3,849		$12,681	$3,849

Non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—		$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—		—	89,489
Committed Equity Financing Facility Warrant	—		—	389
Warrants related to Loan Agreement	44		—	966
Supplemental cash flow information
Cash paid for interest	$984	$		$1,746
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statement

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2009 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	13	—	—	13
Consultant share-based expense	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,037	—	—	1,037
Consultant share-based expense	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	$150,805	$(3,802)	$(53,548)	$—	$93,455

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2009 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	2	2

Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	4,959	—	—	—	4,959
Consultant share-based expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant share-based expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(37,227)	$—	$(37,227)
Unrealized (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive loss										(37,266)
Exercise of stock options	—	—	—	—	8	25	—	—	—	25
Share-based compensation related to employee awards	—	—	—	—	—	6,283	—	—	—	6,283
Consultant share-based expense	—	—	—	—	—	16	—	—	—	16
Restricted stock repurchased at $4.66 per share in April	—	—	—	—	(11)	(50)	—	—	—	(50)
Warrants issued pursuant to the Loan Agreement in May	—	—	—	—	—	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility in May	—	—	—	—	—	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	(389)	—	—	—	(389)

Balance at December 31, 2008	—	$—	—	$—	18,430	$168,693	$—	$(163,596)	$9	$5,106

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2009 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Net loss	—	$—	—	$—	—	$—	$—	$(4,544)	$—	$(4,544)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	(9)	(9)

Comprehensive loss										(4,553)
Share-based compensation related to employee awards	—	—	—	—	—	2,031	—	—	—	2,031
Consultant share-based expense	—	—	—	—	—	(14)	—	—	—	(14)
Warrants issued pursuant to loan payoff in March	—	—	—	—	—	44	—	—	—	44

Balance at March 31, 2009	—	$—	—	$—	18,430	$170,754	$—	$(168,140)	$—	$2,614

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
     Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”) is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. Somaxon is a Delaware corporation founded on August 14, 2003 upon in-licensing its first product candidate, Silenor® (doxepin) for the treatment of insomnia. The Company is currently seeking approval of Silenor by the U.S. Food and Drug Administration (the “FDA”).
Basis of Presentation
     The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.
Capital Resources
     Somaxon is a development stage company and has not derived any revenue from product sales to date. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the foreseeable future as it pursues approval of its New Drug Application (“NDA”) for Silenor, seeks to commercialize Silenor, if approved, and potentially pursues the development of other product candidates.
     The Company will need to raise additional funds through public or private financings, debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on favorable terms or at all. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund its operations through the second quarter of 2009. The Company will have to raise additional cash to fund its operations beyond that time period. The Company intends to seek to undertake a financing in the second quarter of 2009 of sufficient size to fund its operations through the expected duration of the FDA’s review of the Company’s planned resubmission to the Silenor NDA. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
     If the Company’s efforts are unsuccessful in raising sufficient additional funds, it may be required to delay, scale-back or eliminate plans or programs relating to its business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than it would otherwise choose or cease operating as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investment.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty, except that at December 31, 2008, the Company’s outstanding debt with Silicon Valley Bank and Oxford Finance Corporation was classified as a current liability and the related restricted cash collateralizing this debt was classified as a current asset. In addition, at December 31, 2008, the debt discount and debt issuance costs were fully accreted, and the final lump sum payment and fair value of the warrants issued in lieu of the prepayment were fully accrued. The Company repaid the entire outstanding balance of the debt in full in March 2009. For more information, see Note 5, “Loan Agreement and Committed Equity Financing Facility.”
     In May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge has committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain conditions. This commitment is subject to certain limitations, including the effectiveness of a registration statement with the SEC which has not occurred as of March 31, 2009. Another of these limitations is that the volume weighted average price of our common stock, which is the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day, on the applicable pricing date is above $1.75. On March 31, 2009, the closing price of our common stock was $0.35. In addition, under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of the Company’s public float. As of March 31, 2009, the value of one-third of Company’s public float was $1,301,000. For further information regarding the CEFF, refer to Note 5, “Loan Agreement and Committed Equity Financing Facility.”
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
     As described more fully in Note 4 “Commitments and Contingencies,” based on the terms of a lease termination agreement entered into with the lessor in March 2009, the Company reduced its accrual for the lease termination fee from $350,000 at December 31, 2008 to $161,000 at March 31, 2009. In addition, the period over which deferred rent was being accreted was shortened from July 2008 to April 2008 and the useful lives of certain fixed assets were reduced. The net effect of these changes was a benefit of $205,000 which was recorded in the first quarter of 2009 in operating expenses.
Fair Value
     The Company’s cash, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts which are reasonable estimates of fair value due to their short maturities. The Company’s cash equivalents, marketable securities and restricted cash are presented in the financial statements at fair value. The Company considers cash equivalents to be liquid investments with maturities at the time of purchase of three months or less. Marketable securities are investments with maturities at the date of purchase greater than three months. At March 31, 2009, the Company’s investment holdings consisted only of money market funds. All of the Company’s cash equivalents, marketable securities and restricted cash have liquid markets and high credit ratings. The Company classifies marketable securities as available-for-sale with unrealized holding gains or losses reported as a separate component of stockholders’ equity. Changes in unrealized gains or losses are included in comprehensive loss.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, establishes a framework for the measurement of fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.
     The fair values of the Company’s cash equivalents as of March 31, 2009 are summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$3,754	$3,754	$—	$—
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
     Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Numerator:
Net loss	$(4,544)	$(7,066)

Denominator:
Weighted average common shares outstanding	18,432	18,433
Weighted average unvested common shares subject to repurchase	(135)	(180)

Denominator for basic and diluted net loss per share	18,297	18,253

Basic and diluted net loss per share	$(0.25)	$(0.39)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	4,653	3,618
Weighted average restricted stock units outstanding	763	—
Weighted average warrants outstanding	449	—
Weighted average unvested common shares subject to repurchase	135	180

Total weighted average anti-dilutive securities not included in diluted net loss per share	6,000	3,798

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Income Taxes
     In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) at December 31, 2008, the Company had unrecognized tax benefits of approximately $877,000. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because the Company’s deferred tax assets are fully reserved, the Company does not expect the change to have a significant impact on its results of operations, cash flows or financial position.
     The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of March 31, 2009.
Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Statement of Position (“FSP”) 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is effective immediately upon issuance. FSP 157-4 clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not orderly. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 1 or Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. The adoption of FSP 157-4 did not have a material impact on the Company’s financial statements.
      In April 2009, the FASB issued FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, which is effective for the first reporting period beginning after June 15, 2009, with early adoption permitted. FSP 115-2 and 124-2 establish that an other-than-temporary impairment is recognized on debt securities when both: a) the holder has the intent to sell the impaired asset, or b) it is more-likely-than-not that the holder will need to sell the impaired asset prior to the anticipated date the value is recovered. Increased disclosures regarding the circumstances of the impaired assets are required. The Company does not anticipate adoption of FSP 115-2 and 124-2 will have a material impact on the Company’s financial statements.
      In April 2009, the FASB issued FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective beginning the first annual reporting period beginning after December 15, 2008 and will apply to business combinations completed on or after that date. FSP 141(R)-1 provides that the fair value of acquisition related contingencies are only required to be recorded if both: a) information available before the end of the measurement period indicates it is probable an asset or liability existed as of the acquisition date, and b) the fair value of such asset or liability is reasonably estimable. FSP 141(R)-1 applies to all acquisition-related contingencies except those specifically identified in SFAS No. 141(R), including contingent considerations and indemnifications. The adoption of FSP 141(R)-1 did not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FSP 107-1 and APB 28-1 Interim Disclosures About Fair Value of Financial Information, which is effective for the first reporting period beginning after June 15, 2009, with early adoption permitted. FSP 107-1 and APB 28-1 require interim reporting of the fair value of financial instruments along with increased disclosure regarding the carrying value and the method used to determine the fair value. The Company does not anticipate that the adoption of FSP 115-2 and 124-2 will have a material impact on the Company’s financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Marketable Securities
     Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Cash and money market funds	$3,849	$11,185
United States government agency notes	—	3,105

Total cash, cash equivalents and marketable securities	$3,849	$14,290

     At March 31, 2009, the Company also had $600,000 of restricted cash relating to a deposit for the lease on the Company’s building which is invested in a certificate of deposit. Pursuant to the termination agreement relating to this lease that is discussed more fully in Note 4, “Commitments and Contingencies,” the restricted cash relating to the building lease is expected to be released subsequent to the termination of the lease on April 30, 2009.
     At December 31, 2008, besides the deposit for the building lease, the Company also had an additional $7,500,000 of restricted cash pertaining to its Loan Agreement. As discussed more fully in Note 5, “Loan Agreement and Committed Equity Financing Facility,” the restricted cash related to the Loan Agreement was released upon full repayment of the underlying debt in March 2009. There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2009.
Other Current Assets
     Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Interest receivable on marketable securities	$—	$32
Deposits and prepaid expenses	95	250
Other current assets	152	197

Total other current assets	$247	$479

Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Furniture and equipment	$233	$233
Tooling	700	700
Computer equipment	239	249

Property and equipment, at cost	1,172	1,182
Less: accumulated depreciation	(429)	(394)

Property and equipment, net	$743	$788

     Depreciation expense for the three month period ended March 31, 2009 was $44,000, including an additional $18,000 of depreciation expense recognized in the first quarter of 2009 as a result of a change in the useful lives of certain furniture and fixtures and leasehold improvements to provide for their full depreciation at April 30, 2009. See Note 4, “Commitments and Contingencies” for additional information. Deprecation expense for the three month period ended March 31, 2008 was $30,000.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued compensation and benefits	$936	$500
Accrued building lease termination fee	161	350
Interest payable	—	770
Other accrued liabilities	59	166

Total accrued liabilities	$1,156	$1,786

     At December 31, 2008, interest payable included a $600,000 final payment due upon repayment of the Company’s debt which payment occurred in March 2009.
Note 3. License Agreements
     Costs associated with the Company’s in-license agreements are expensed as incurred since the underlying technology is in the research and development phase. Total future minimum obligations for milestones and license payments under the Company’s various in-license agreements are $1,262,000, all of which pertain to a license agreement with the University of Miami for the treatment of nicotine dependence as part of the Company’s nalmefene program. The Company is also obligated to make additional milestone payments of up to $1,325,000 upon achieving certain product development events, as well as revenue-based royalty payments. Of this amount, $1,000,000 is for a milestone payment payable to ProCom One, Inc. (“ProCom”) upon approval of the Silenor NDA by the FDA.
     In 2004, the Company licensed nalmefene from BioTie Therapies Corp. (“BioTie”) for the treatment of impulse control disorders. In March 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement for nalmefene. Pursuant to the termination agreement, BioTie paid the Company a $1,000,000 termination fee which the Company included as a benefit in license fees in the first quarter of 2009. There are no further obligations under this license agreement. The license with the University of Miami for the treatment of nicotine dependence remains in effect.
Note 4. Commitments and Contingencies
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
     In September 2008, the Company requested that its packaging supplier for Silenor, Anderson Packaging, Inc. (“Anderson”), prepare for the manufacture of commercial launch batches of finished products of Silenor by purchasing specified quantities of certain raw materials for use in such manufacturing. At Anderson’s request, in the third and fourth quarters of 2008, Somaxon submitted to Anderson written authorizations for Anderson to purchase such raw materials in an aggregate amount of $720,000. Pursuant to the terms of the supply agreement, Anderson will receive reimbursement for such raw materials through the delivery of finished packaged product which has not occurred to date as a result of the delay in FDA approval for Silenor. The Company does not have title to such raw materials and it is the Company’s judgment that this is not a liability at this time. Accordingly, no such amounts have been recognized to date in the Company’s financial statements at March 31, 2009. The Company also authorized Anderson to purchase certain tooling, and incur design and other charges not covered under the supply agreement. These charges are in aggregate approximately $128,000 and are expected to be incurred during the second quarter of 2009 at which time such amounts will be recorded in the Company’s financial statements.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     The Company also has employment agreements with its current employees that provide for severance payments and certain employees’ share-based awards accelerate upon their termination of employment with the Company. In order to further reduce expenditures, the Company terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which the Company paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining severance benefits owed to the employee upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10,000,000, 2) a change of control, or 3) an insolvency event involving the Company, in each case provided that such event occurs prior to February 15, 2010. The amounts paid in the first quarter of 2009 were approximately $208,000 in the aggregate, and the deferred severance payments are approximately $597,000 in the aggregate. Each of the affected employees also entered into a consulting agreement with the Company that will expire on December 31, 2009. Each employee will continue to vest in his or her share-based awards during the term of the consulting agreement. In aggregate, the Company recorded charges totaling $1,532,000 during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting of certain share-based awards, and continued vesting of share-based awards under consulting agreements.
     In June 2006, the Company entered into a sublease agreement effective July 2006 to rent approximately 25,700 square feet of office space for its corporate headquarters pursuant to a lease that was to expire in February 2013. As part of the sublease agreement, the Company paid a security deposit in the form of a letter of credit in the amount of $600,000 which was included in restricted cash. In November 2008, the Company notified the lessor that it was exercising its contractual right to terminate the sublease effective July 28, 2009, subject to the payment in June 2009 of a termination fee of $350,000, plus any costs to restore the subleased premises to their condition prior to the Company’s occupancy. The Company recognized the termination fee of $350,000 in operating expenses during the fourth quarter of 2008.
     In March 2009, the Company and the lessor entered into an agreement to terminate the sublease effective as of April 30, 2009. Under the agreement, the Company will pay $600,000 and transfer ownership of certain leasehold improvements and furniture and fixtures to the lessor in full satisfaction of all rent and other charges, including any termination fees, payable under the sublease. In exchange, as of April 30, 2009, the Company will have no further obligations under the lease agreement. The $600,000 payment consists of $439,000 of unpaid rent owed through April 30, 2009, plus termination charges of $161,000.
     When the Company initially notified the lessor in November 2008 of its intent to terminate the sublease, it fully accrued the resulting $350,000 lease termination fee. Upon entering into the March 2009 agreement to terminate the sublease effective as of April 30, 2009, the Company reduced this accrual to reflect a $161,000 termination charge and recognized the decrease of $189,000 as a reduction in operating expenses. Additionally, the Company changed the period over which deferred rent is being accreted to coincide with the revised sublease termination date of April 30, 2009. Such change in the accretion period decreased rent expense by $34,000 during the first quarter of 2009. To reflect the transfer of ownership of certain leasehold improvements and furniture and fixtures to the lessor upon termination of the sublease, the Company modified the useful lives of these fixed assets to provide for their full deprecation by April 30, 2009. Such modification increased depreciation expense by $18,000 during the first quarter of 2009. After taking into consideration the effect of the changes in the termination fee and the period over which deferred rent is being accreted on a straight line basis, rent expense for the three month period ended March 31, 2009 was a net negative amount, or benefit, of $28,000. Rent expense for the three months ended March 31, 2008 was $263,000.
     The Company is also obligated under various operating leases for office equipment. At March 31, 2009, after taking into consideration the termination of the Company’s sublease effective April 30, 2009, the future minimum lease payments for each of the years ended December 31, are as follows (in thousands).

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Remaining nine months in 2009	$607
2010	9
2011	7
2012	—
2013	—
Thereafter	—

Total	$623

     In April 2009, as described more fully in Note 8 “Subsequent Events,” the Company entered into a new sublease to rent approximately 1,320 square feet of office space on a month-to-month basis.
Note 5. Loan Agreement and Committed Equity Financing Facility
Loan and Security Agreement
     In May 2008, the Company entered into the Loan Agreement with the Lenders under which the Company borrowed $15,000,000 less debt issuance costs of $223,000, including a $75,000 upfront fee paid to the Lenders, for net proceeds of $14,777,000. On March 11, 2009 the Company repaid the remaining $13,656,000 of outstanding principal, together with a $600,000 final payment required under the Loan Agreement. The Company also issued to one of the Lenders an aggregate of 200,000 warrants to purchase common stock with a ten-year term and an exercise price of $0.25 per share, which was the closing stock price of the Company’s common stock on the date of grant. The Lenders accepted these warrants in lieu of the $900,000 prepayment penalty required under the Loan Agreement. The fair value of these warrants on the date of issuance was determined to be $44,000 in the aggregate. The fair value was determined using the Black Scholes valuation model with a risk free interest rate of 2.95%, volatility of 92%, a ten year term, and no dividend yield. At December 31, 2008, the debt discount and debt issuance costs were fully accreted and the final lump sum payment and fair value of the warrants issued in lieu of the prepayment penalty were fully accrued to interest expense. The Company no longer has any obligations under the Loan Agreement, and there are no further encumbrances on the Company’s assets under the Loan Agreement.
     Prior to repaying the debt in full in March 2009, the Company was required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At December 31, 2008, the Company had $15,000,000 of debt outstanding, resulting in a minimum cash balance of $7,500,000 which was classified as restricted cash on the balance sheet. Upon repayment of the debt, all restrictions on the Company’s cash related to the Loan Agreement were removed.
Committed Equity Financing Facility
     In May 2008, the Company entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain limitations.
     The Company’s ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement, which has not occurred as of March 31, 2009, and other conditions. One of these conditions is that the volume weighted average price of the Company’s common stock is above $1.75. At March 31, 2009, the closing price of the Company’s common stock was $0.35.
     Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of the Company’s public float. As of March 31, 2009, the value of the Company’s public float was $3,903,000 which was based on 11,150,000 public float shares and a closing stock price

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
of $0.35 on such date. The value of one-third of the Company’s public float calculated on the same basis was approximately $1,301,000.
Note 6. Equity and Share-based Compensation
     The Company has stock options, restricted stock, and restricted stock units (“RSUs”) outstanding under its equity incentive award plans. SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the statement of operations for all share-based awards made to employees and directors based on estimated fair values. The following table summarizes non-cash compensation expense recognized under SFAS No. 123(R) for the Company’s employees and directors. Expense related to share-based awards granted to consultants is not accounted for under SFAS No. 123(R) and therefore are not included in the table. Amounts are in thousands.

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense included in research and development expense	$444	$544
Share-based compensation expense included in marketing, general and administrative expense	1,587	1,364

Total share-based compensation expense under SFAS No. 123(R)	$2,031	$1,908

     The following table summarizes share-based compensation expense recognized under SFAS No. 123(R) for each type of share-based award the Company has granted to its employees and directors. Amounts are in thousands.

	Three Months Ended March 31,
	2009	2008
Restricted stock	$—	$242
RSUs	67	—
Stock options	1,964	1,666

Total share-based compensation expense under SFAS No. 123(R)	$2,031	$1,908

     Certain of the Company’s share-based awards vest upon the achievement of performance conditions. Under SFAS No. 123 (R), compensation expense for share-based awards granted to employees and directors is recognized based on the grant date fair value for the portion of the awards for which performance conditions are considered probable of being achieved. Such expense is recorded over the period the performance condition is expected to be performed. No expense is recognized for awards with performance conditions that are considered improbable of being achieved.
     The Company recognizes expense for share-based awards held by consultants in accordance with the terms of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF 96-18, the fair value of awards considered probable of vesting is periodically re-measured and the related expense or income is recognized over the vesting period. No expense is recognized for awards with performance conditions that are considered improbable of being achieved. During the three month period ended March 31, 2009, $14,000 of share-based compensation expense pertaining to consultant awards was reversed. Share-based compensation expense for consultants during the three months ended March 31, 2008 was $1,000.
Shares Available for Future Grants under Share-Based Awards
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans (in thousands).

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

	Share-Based
	Awards	ESPP
Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	2,422	184
Grants and issuances	(2,421)	—
Forfeitures and surrendered restricted stock held in treasury	657	—

Shares available for issuance at December 31, 2008	1,121	665

Increase in authorized shares	921	184
Grants and issuances	(1,701)	—
Forfeitures	95	—

Shares available for issuance at March 31, 2009	436	849

Employee Stock Purchase Plan
     The Company’s employee stock purchase plan (“ESPP”) allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company’s ESPP is non-compensatory under the provisions of SFAS No. 123(R). The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. No shares have been issued under the ESPP through March 31, 2009.
Restricted Stock
     At March 31, 2009, the Company had 135,000 shares of unvested restricted common stock outstanding which would vest upon approval of the Silenor NDA by the FDA. In March 2009, two holders of restricted stock left the Company’s employ, but continue to be eligible to vest in their 30,000 shares under consulting agreements. One of the consulting agreements expires on June 30, 2009 and the other expires on December 31, 2009. As discussed more fully in Note 8, “Subsequent Events,” three other holders of restricted stock left or are expected to leave the Company’s employ in April and May 2009.
     As of March 31, 2009, the performance condition of achieving FDA approval of the NDA for Silenor was not considered probable. Therefore, no expense was recognized under SFAS No. 123(R) as of March 31, 2009 for the 105,000 shares held by current employees that vest upon achieving this performance condition. An additional $1,197,000 of non-cash compensation expense would be recognized for the shares held by employees when the performance condition of achieving FDA approval of the Silenor NDA is considered probable.
     Similarly, no expense was recognized under EITF 96-18 for the 30,000 unvested shares held under consulting arrangements. At March 31, 2009, the performance conditions of achieving FDA approval of the Silenor NDA were not considered probable and the lowest aggregate fair value of the awards was zero.
     The intrinsic value of the 135,000 aggregate shares of restricted stock outstanding at March 31, 2009 held by employees and consultants was $47,000 based on a closing stock price on such date of $0.35.
Restricted Stock Units
     The following table summarizes the Company’s RSU activity through March 31, 2009, including the weighted average grant date fair value per share used in recording share-based compensation expense for employees and directors under SFAS No. 123(R). Amounts are in thousands, except per share amounts.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

	Employee
		Weighted
		Average
		Grant Date
		Fair Value	Consultant	Total
	# Shares	per Share	# Shares	# Shares
December 31, 2007	—	$—	—	—

Granted	539	$1.21	99	638
Forfeited	—	—	—	—

December 31, 2008	539	$1.21	99	638

Granted	627	$1.34	—	627
Forfeited	—	—	—	—
Transfer to consultant	(161)	1.51	161	—
Vested	(10)	1.21	—	(10)

March 31, 2009	995	$1.24	260	1,255

     At March 31, 2009 the Company had 1,255,000 RSUs outstanding to employees and consultants. In March 2009, seven RSU holders ceased employment with the Company, but continue to be eligible to vest pursuant to the terms of their consulting agreements. One of the consulting agreements expires June 30, 2009 and the others expire December 31, 2009. Upon termination, 10,000 RSUs vested pursuant to provisions of one of the terminated employee’s separation agreement. As discussed more fully in Note 8, “Subsequent Events,” seven additional RSU holders ceased or are expected to cease employment with the Company in April and May 2009.
     The 1,255,000 unvested RSUs at March 31, 2009 would vest as follows (amounts are in thousands):

	Assessment at
	March	Number of Shares Would Vest
Vesting Condition	31, 2009	Employee	Consultant	Total
Upon reaching December 31, 2009	Probable	138	30	168
FDA approval of the Silenor NDA	Not Probable	138	41	179
First commercial sale of Silenor in the United States	Not Probable	439	41	480
Completion of $25 million in financing (1)	Not Probable	280	49	329
FDA approval of the Silenor NDA and rehire (2)	Not Probable	—	99	99

Total		995	260	1,255

(1)	Shares would vest six months after completing a financing, or series of financings, resulting in an aggregate of $25 million of net unrestricted cash proceeds by December 31, 2009.

(2)	Shares vest upon achieving both the approval of the Silenor NDA and rehire as an employee of Somaxon by December 31, 2009.
     As summarized in the table above, at March 31, 2009, the only vesting condition considered probable of occurring was reaching December 31, 2009. Accordingly, expense under SFAS No. 123(R) was recognized only for those 138,000 awards. If the other 857,000 employee RSUs deemed not probable of achieving their performance conditions ultimately achieve their performance conditions and vest, the Company would recognize $1,069,000 of non-cash compensation expense.
     Six of the seven employees that ceased employment with the Company in March 2009 and the one additional employee that ceased employment with the Company on April 1, 2009 were part of a reduction in the Company’s workforce. Upon their separation, the Company entered into consulting agreements which provided for continued vesting in share-based awards through the expiration of the consulting agreements on December 31, 2009. The consulting agreements are not considered substantive for accounting purposes because additional service is not required to be rendered by the consultant in order to continue vesting in their share-based awards. Accordingly, the Company recorded expense of $26,000 on the date of termination which was the unrecognized fair value of the aggregate amount of awards considered probable of vesting through the expiration of

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
the consulting agreements. As summarized in the table above, the only RSUs for which vesting was probable were the 30,000 RSUs which vest at December 31, 2009.
     The Company recognizes share-based compensation expense for consultant awards that may vest but which were not expensed at the time of separation from the Company under the provisions of EITF 96-18. Under EITF 96-18, once considered probable of vesting, the fair value of the awards is periodically re-measured and the related expense or income is recognized over the vesting period. At March 31, 2009, the performance conditions of achieving FDA approval of the Silenor NDA and the re-employment of these former employees were not considered probable and the lowest aggregate fair value of the awards was zero.
     The intrinsic value of the 1,255,000 aggregate shares of unvested RSUs outstanding at March 31, 2009 was $439,000 based on a closing stock price of $0.35 on such date.
Stock Options
     The Company has stock options outstanding under two stock option plans for the benefit of its eligible employees, consultants, and directors, the Somaxon Pharmaceuticals, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) and the 2005 Equity Incentive Award Plan (the “2005 Plan”) which was adopted in November 2005. No additional options will be granted under the 2004 Plan and all options previously granted under the 2004 Plan that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each fiscal year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.
     The Company’s stock options have a ten year term and generally vest over a four year period from the date of grant for employees and a period of one to three years for members of the Company’s board of directors. Certain stock options vest upon achieving specific performance targets generally relating to the approval of the NDA for Silenor by the FDA.
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,133	$9.70

Granted	1,783	$4.41
Exercised	(8)	3.00
Forfeited	(646)	7.82

Outstanding at December 31, 2008	4,262	$7.78

Granted	1,074	$2.18
Exercised	—	—
Forfeited	(95)	7.15
Transfer to consultant awards	(20)	6.73

Outstanding at March 31, 2009	5,221	$6.64

     In March 2009, seven stock option holders ceased employment with the Company, but continue to be eligible to vest in their stock options pursuant to the terms of consulting agreements. Six of the seven separated employees were part of a reduction in the Company’s workforce. Upon their separation, the Company entered into consulting agreements which provided for continued vesting in share-based awards through the expiration of the consulting agreements on December 31, 2009. The consulting agreements are not considered substantive for accounting purposes because additional service is not required to be rendered by the consultant in order to continue vesting in

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
their share-based awards. Additionally, certain employment agreements provided for accelerated vesting of stock options upon termination. The Company recognized $701,000 of share-based compensation expense on the date of termination as a result of these non-substantive consulting arrangements and accelerated vesting.
     No stock options were exercised during the three month periods ended March 31, 2009 and 2008. At March 31, 2009, of the 5,221,000 employee and director stock options outstanding, 2,302,000 were vested and 2,919,000 were unvested. The weighted average remaining vesting term was 1.7 years and the weighted average remaining life was 8.3 years. At March 31, 2009, the Company has unrecognized non-cash compensation expense related to stock options of $7,538,000 which is expected to be recognized over the remaining vesting term of the stock options. At March 31, 2009, all of the Company’s outstanding stock options were underwater, meaning the exercise price exceeded the underlying stock price, causing the options to have no intrinsic value.
     In addition to the stock options held by employees, directors and under non-substantive consulting agreements, there were 54,000 stock options outstanding to consultants with substantive consulting agreements at March 31, 2009, and 34,000 outstanding at March 31, 2008. Of those 54,000 stock options, 34,000 were vested and 20,000 were unvested at March 31, 2009. No stock options were exercised by consultants for the three months ended March 31, 2009 and 2008.
Note 7. Related Party Transactions
     The Company has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors (Terrell Cobb, a principal of ProCom). The in-license agreement also provides a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid a total of $34,000 and $64,000 during the three month periods ended March 31, 2009 and 2008, respectively. Payments under the consulting arrangement ceased for Mr. Cobb in April 2008 and will cease in April 2010 for Dr. Kavey.
     As of March 31, 2009, the Company has granted Mr. Cobb and Dr. Kavey an aggregate of 135,000 stock options of which 131,000 have vested. The weighted average exercise price was $10.48, and none of the stock options were exercised as of March 31, 2009. In addition, the Company has granted Mr. Cobb an aggregate of 27,000 RSUs with a weighted average grant date fair value of $0.37 per share.
     The Company’s outside legal counsel holds 13,000 shares of the Company’s common stock as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $59,000 and $25,000 for legal services rendered by the Company’s outside counsel during the three month periods ended March 31, 2009 and 2008, respectively.
Note 8. Subsequent Events
     Reduction in Force
     On April 9, 2009, in order to further reduce expenditures, the Company undertook a process to reduce its workforce by seven employees which will be completed by May 15, 2009. This will leave the Company with seven remaining full-time employees. Each of the terminated employees has entered into or is expected to enter into a separation agreement pursuant to which the Company agreed to pay two months of the employee’s base salary upon separation and 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10,000,000, 2) a change of control, 3) an insolvency event involving the Company, or 4) December 31, 2010. The up-front severance payments are expected to be approximately $258,000 in the aggregate, and the deferred severance payments are expected to be approximately $1,066,000 in the aggregate. The Company also agreed to reimburse relocation costs of approximately $67,000. Each of the affected employees also entered into a consulting agreement with the Company that will expire at the end of the tenth month after termination. Each employee will continue to vest in his or her

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
share-based awards during the term of the consulting agreement. This reduction in force was the result of events that transpired after March 31, 2009 and consequently no expense was recognized during the first quarter of 2009 pertaining to this event. We expect to record charges during the second quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting of certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
     New Facility Lease
     In April 2009 the Company entered into a new sublease with aAd Capital Management, L.P. (“aAd”), under which the Company is renting approximately 1,320 square feet of office space on a month-to-month basis. The Company paid aAd an upfront payment of $12,000, and will pay on a monthly basis rent of $6,000 plus other pass-thru charges for utilities. The upfront payment is non-refundable unless the sublease is terminated other than by the Company.
     Option Exchange Program
     In April 2009, the Company filed its notice of annual meeting and proxy statement which includes, among other items, a solicitation for the Company’s shareholders to approve the Company’s stock option exchange program. In March 2009, the Company’s Board of Directors approved a one-time stock option exchange program. Under the program, eligible participants who hold options to purchase our common stock at exercise prices in excess of $1.00 per share will be given an opportunity to exchange the eligible options for the grant of a lesser number of replacement stock options with lower exercise prices to be granted under the 2005 Plan (the “Option Exchange Program”). The Option Exchange Program is subject to the approval of the Company’s stockholders, and the stockholders will vote on the Option Exchange Program at the 2009 annual meeting of the Company’s stockholders (the “Annual Meeting”). If the Option Exchange Program is approved by the Company’s stockholders, the option exchange is expected to be completed on June 9, 2009, which is the date of the Annual Meeting.
     All persons who were members of our Board of Directors or employed by us on March 1, 2009 and are still employed by us or providing services to us as a consultant or director as of the commencement and completion of the option exchange are eligible to participate in the Option Exchange Program. Each eligible participant will be given the opportunity to elect to exchange his or her options on a grant-by-grant basis, with every three options tendered for exchange being replaced with two newly granted options. The replacement options will have an exercise price equal to the greater of $1.00 or the closing price of the Company’s common stock on the date that the Option Exchange Program is completed. One-third of the replacement options will be vested on the date of grant. The remainder of the replacement options will vest, subject to the participant’s continued service to the Company, in equal monthly installments over the following two year period.
     As a result of the Option Exchange Program, the Company is likely to incur additional non-cash compensation expense pursuant to the provisions of SFAS No. 123(R) in an amount equal to the incremental fair value of the replacement awards compared to the surrendered awards. The amount of such incremental expense is dependent on numerous factors and assumptions used in determining the fair value of stock options and such amount will not be determinable until the date the option exchange program is completed, which is expected to occur in June 2009. Such incremental compensation expense would be recognized over the requisite service period of the replacement awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2008 and the caption “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2009.
Overview
     Background
     We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. We submitted our New Drug Application, or NDA, for Silenor® (doxepin) for the treatment of insomnia to the U.S. Food and Drug Administration, or FDA, on January 31, 2008. The FDA accepted the NDA for filing effective March 31, 2008. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA was expected to complete its review and provide an action letter with respect to the NDA by December 1, 2008. However, in November 2008, the FDA indicated that its review of the NDA would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009.
     On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. In the complete response letter, the FDA stated that the NDA could not be approved in its present form. The FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not specifically request us to conduct additional clinical trials of Silenor.
     With respect to safety, the FDA also noted that there were no adverse events observed that would preclude approval, but asked us to address the possibility that doxepin may prolong the cardiac QT interval. We responded by submitting to the FDA the results of our completed clinical trial of doxepin that evaluated the potential for electrocardiogram, or ECG, effects. The results of this clinical trial demonstrated that doxepin had no effect on QT interval prolongation when administered at 6 mg or under exaggerated exposure conditions of 50 mg.
     We held a meeting with the FDA on April 6, 2009 to discuss the issues raised in the complete response letter. In the meeting, the FDA stated that to obtain approval of a chronic insomnia treatment, objective and subjective efficacy must be established in both adult and elderly patient populations, and efficacy must be shown both at the beginning of treatment and on a persistent basis, defined to be at least one month. No additional safety issues were raised in the meeting.
     Based on the feedback we received at the meeting, we are conducting additional analyses of our Silenor clinical data focused on the durability of subjective sleep maintenance efficacy in adults with primary insomnia. We expect to complete these analyses during the second quarter of 2009. Once we have completed these analyses, we will include the results in a resubmission to the FDA. The FDA has indicated that the review cycle for such resubmission will be six months from the date of the resubmission.
     Based on the complete response letter and our meeting with the FDA, we will no longer pursue approval of a 1 mg dose of Silenor, nor will we seek approval of a statement in the indication section of the label that clinical trials of Silenor have demonstrated improvement in sleep onset.
     We believe that Silenor is highly differentiated from currently available insomnia treatments, and if approved, could have significant advantages in a large and growing market. We continue to engage in discussions with third parties with the goal of securing a commercial partnership relating to the commercialization of Silenor.

     We are a development stage company and have incurred significant net losses since our inception. As of March 31, 2009, we had an accumulated deficit of $168.1 million. We expect our accumulated deficit to continue to increase as we seek FDA approval of Silenor, seek to commercialize Silenor and potentially pursue development of other product candidates. We will need to raise additional funds through public or private financings, debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on attractive terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we are unsuccessful in our efforts to raise sufficient additional funds, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our operations through the second quarter of 2009. We will have to raise additional cash to fund our operations beyond that time period. We intend to seek to undertake a financing during the second quarter of 2009 of sufficient size to fund our operations through the expected duration of the FDA’s review of our planned resubmission to the Silenor NDA.
     Revenues
     As a development stage company, we have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or are able to commercialize Silenor.
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
     In March 2009, we entered into an agreement with BioTie Therapies Corp., or BioTie, to mutually terminate our license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as an offset to our license fees.
     Research and Development Expenses
     To date, our research and development expenses consist primarily of costs associated with clinical trials managed by our contract research organizations, costs associated with our non-clinical development program for Silenor, costs associated with submitting and seeking approval of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. For the three months ended March 31, 2009, our most significant research and development costs were salaries, benefits and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor, including the conduct of our continuing two-year carcinogenicity study.
     We expense all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we seek NDA approval for Silenor and continue our Silenor drug development program, including the conduct of our ongoing non-clinical studies.
     At this time, due to the risks inherent in the regulatory approval process of our NDA for Silenor, and because it is uncertain whether we will pursue other drug development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of product candidates for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, conducting clinical trials and seeking regulatory approval requires the expenditure of substantial resources. Any failure by us or delay in completing development work or obtaining regulatory approval for Silenor or any future product candidates would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations.
     We cannot forecast with any degree of certainty whether Silenor will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of Silenor or collaboration agreements, if at all.
     Marketing, General and Administrative Expenses
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. For the three month period ended March 31, 2009, our most significant marketing, general and administrative expenses were salaries and benefits, severance costs, professional service fees and share based expense. We would anticipate increases in marketing, general and administrative expenses if Silenor is approved by the FDA and we begin preparing for its commercialization.
     Interest and Other Income
     Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities. We expect our interest income to decrease to the extent our cash, cash equivalents, and marketable securities balances decrease from continued operating losses.
     Interest and Other (Expense)
     Interest and other (expense) consist primarily of interest expense incurred on our outstanding debt. In March 2009, we repaid in full our outstanding secured credit facility which will result in no future interest expense under this loan obligation. However, we are actively seeking additional financing and if such financing is in the form of debt, our interest expense will likely increase.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.
     Going Concern
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our operations through the second quarter of 2009. We will have to raise additional cash to fund our operations beyond that time period. We intend to seek to undertake a financing during the second quarter of 2009 of sufficient size to fund our operations through the expected duration of the FDA’s review of our planned resubmission to the Silenor NDA.
     We have not derived any revenue from product sales to date and we have incurred losses from operations and negative cash flows since inception. We expect our losses to continue to increase for the next several years as we pursue regulatory approval of our Silenor NDA, seek to commercialize Silenor and potentially pursue development of other product candidates. We will need to raise additional funds through public or private financings, debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on favorable terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
     If our efforts are unsuccessful in raising sufficient additional funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

     The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty, except that at December 31, 2008, our outstanding debt was classified as a current liability and the related restricted cash collateralizing this debt was classified as a current asset. In addition, we shortened the accretion period such that the debt discount and debt issuance costs were fully accreted at December 31, 2008. We also fully accrued the final lump sum payment and the fair value of the warrants issued in lieu of the prepayment penalty as of December 31, 2008. We repaid the entire outstanding balance of the debt in full in March 2009.
     License Fees
     To date, the costs related to patents and acquisition of our intellectual property have been expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. For instance, if and upon FDA approval of Silenor, we would owe a $1.0 million milestone payment to our licensor. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. As of March 31, 2009, we have not recognized this milestone in our financial statements.
     Additionally, we would capitalize costs related to our intellectual property once technological feasibility has been established, and such capitalized amounts would be amortized over the expected life of the intellectual property. Determining when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property requires the use of estimates and subjective judgment.
     Research and Development Expenses
     Our research and development costs are expensed as incurred and include expenditures relating to our NDA filing, drug development costs and non-clinical studies for Silenor. Measurement of research and development expenses performed by external service providers often requires judgment as we may not have been invoiced or otherwise notified of actual costs incurred, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
     Share-based Compensation
     Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the Statement of Operations for all share-based payment awards made to employees and directors based on estimated fair values. Measurement and recognition of share-based compensation under SFAS No. 123(R) involves significant estimates and subjective inputs. The grant date fair value of share-based payment awards is determined using an option valuation model, such as the Black-Scholes model which we use. The grant date fair value is affected by many complex and subjective assumptions, including estimates of our future volatility, the expected term for our stock options, including the consideration of option exercise behavior, and the number of shares expected to ultimately vest.
     Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we generally estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110, which provide a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates, which would affect the amount of expense recognized during the period.
     Certain of our share-based awards would vest upon the achievement of performance conditions. Under SFAS No. 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. As of March 31, 2009, we had not recognized in our financial statements expense related to certain of our performance based awards because at that time it was not considered probable that such performance conditions would be achieved. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
     As a result of these subjective and forward-looking estimates, the actual value of our stock options upon exercise could differ significantly from those amounts recorded in our financial statements.
     Debt and Interest Expense
     In May 2008, we entered into a loan agreement with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with entering the loan agreement, we issued warrants to purchase common stock with a value of $0.9 million allocated to equity which resulted in a corresponding debt discount. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the loan agreement. As part of the repayment, we issued to Oxford Finance Corporation an aggregate of 200,000 warrants to purchase common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the loan agreement. We no longer have any obligations under the loan agreement.
     At December 31, 2008, we fully accreted the debt discount and debt issuance costs, and accrued the $0.6 million final payment and the value of the warrants issued in lieu of the prepayment penalty. The debt was classified as a current liability and the related restricted cash which collateralized the debt was classified as a current asset.
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
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 due to various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated. Additionally, $18.3 million of our federal net operating loss carryforwards, $17.3 million of our state net operating loss carryforwards and $0.9 million of our federal research and development credits were subject to the Section 382 limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. At December 31, 2008, we estimate that $8.6 million of our federal net operating loss carryforwards and $7.7 million of our state net operating loss carryforwards remain limited. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be limited in the future if additional ownership changes occur. As of May 1, 2009, we have not updated our Section 382 analysis, which was completed in conjunction with our initial public offering in December 2005.

Results of Operations
     Comparisons of the Three Months Ended March 31, 2009 and March 31, 2008
     License fees. License fees for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	Dollar	Percent
Silenor	$—	$—	$—	0%
Nalmefene and acamprosate	(996)	4	(1,000)	(25,000)%

Total license fees	$(996)	$4	$(1,000)	(25,000)%

     In March 2009, we and BioTie entered into an agreement to mutually terminate the license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee. We included the proceeds as a reduction of license fees. An immaterial annual payment due under our license agreement with the University of Miami related to our nalmefene program remains.
     Research and Development Expense. Research and development expense for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	Dollar	Percent
Silenor development work	$334	$790	$(456)	(58)%
Personnel and other costs	721	1,841	(1,120)	(61)%
Share-based compensation expense	431	545	(114)	(21)%

Total research and development expense	$1,486	$3,176	$(1,690)	(53)%

     Research and development expense decreased $1.7 million for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 primarily due to a reduction in headcount, which occurred as part of cost reduction measures, and contributed to lower salary, benefit and share-based compensation expense. The decrease in share-based compensation expense from the reduction in headcount was partially offset by charges incurred under SFAS No. 123(R) due to vesting arrangements under separation and consulting contracts. Expenses related to Silenor development work also decreased because a higher level of activity relating to the preparation of the NDA and conducting non-clinical studies was ongoing during the first quarter of 2008 compared to the first quarter of 2009.
     Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2009	2008	Dollar	Percent
Marketing, personnel and general costs	$2,232	$2,880	$(648)	(23)%
Share-based compensation expense	1,586	1,364	222	16%

Total marketing, general and administrative expense	$3,818	$4,244	$(426)	(10)%

     Marketing, general and administrative expense decreased $0.4 million for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 due to reduced market preparation activities as a result of the delay in the approval of Silenor. Reduced headcount as a result of cost reduction measures contributed to lower salary and benefit expenses, but these reduced expenses were offset by expenses incurred as part of severance arrangements during the first quarter of 2009. Rent expense was also lower primarily as a result of a termination agreement we entered into with the landlord for our facility lease in the first quarter of 2009, which caused us to reverse a portion of the termination fees relating to such lease accrued at December 31, 2008. Share-based compensation expense increased as a result of equity awards granted since March 31, 2008, as well as the acceleration of vesting and recognition of share-based compensation expense under consulting arrangements for certain employees affected by our reduction in force.
     Interest and Other Income. Interest and other income for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2009	2008	Dollar	Percent
Interest and other income	$23	$358	$(335)	(94)%

     Interest and other income decreased $0.3 million primarily due to lower average cash and marketable security balances as a result of our continued net operating losses and repayment of our debt in March 2009, as well as lower interest rates earned on our cash and marketable securities over the last year.
     Interest and Other (Expense). Interest and other (expense) for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2009	2008	Dollar	Percent
Interest and other (expense)	$(259)	$ —	$(259)	N/A

     Interest and other (expense) increased $0.3 million due to interest expense incurred on the debt facility we entered into during the second quarter of 2008. In March 2009, we repaid the outstanding balance of this loan obligation in full and will not incur additional interest expense on this debt going forward.
Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the private placement of equity securities, our initial public offering and debt in the form of our secured credit facility, which has since been fully repaid. Through March 31, 2009, we have received net proceeds of approximately $90.0 million from the sale of shares of our preferred stock and net proceeds of $50.9 million through sales of our common stock, including the exercise of stock options.
     As of March 31, 2009, we had $3.8 million in cash and cash equivalents. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our operations through the second quarter of 2009. We will have to raise additional cash to fund our operations beyond that time period. We intend to seek to undertake a financing during the second quarter of 2009 of sufficient size to fund our operations through the expected duration of the FDA’s review of our planned resubmission to the Silenor NDA.
     We have invested a substantial portion of our available cash in money market funds. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it potentially difficult for the fair value of these types of instruments to be determined. All of our investments in money market funds continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	the costs of seeking regulatory approval of Silenor, including any clinical studies or other work required to achieve such approval, as well as the timing of such activities and approval;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of establishing or contracting for sales and marketing and other commercial capabilities, if required;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Cash Flows
     We expect to continue to incur losses and have negative cash flows from operations for the foreseeable future as we pursue NDA approval for Silenor, seek to commercialize Silenor and potentially pursue development of other product candidates. For the three months ended March 31, 2009, net cash used in operating activities was $3.0 million, compared to $7.3 million for the three months ended March 31, 2008. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss as we implemented cost reduction measures in response to the delay in the potential approval for Silenor by the FDA, as well as the receipt of $1.0 million from the termination of our nalmefene license with BioTie in March 2009.
     Our independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which these assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
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
     However, we may not be successful in obtaining additional financing when needed. If available, financing may not be obtained on terms favorable to us or our stockholders. We also may not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. If we are unsuccessful in raising sufficient additional funds, we may be required to delay, scale-back or eliminate development plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. If we are successful in raising additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we are successful in raising additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or SEC. This registration statement could allow us to obtain additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of May 1, 2009, our public float was approximately 11,241,000 shares, the value of which was approximately $4.3 million based upon the closing price of our common stock of $0.385 on such date. As of May 1, 2009, the value of one-third of our public float calculated on the same basis was approximately $1.4 million.
     In addition, in July 2008, we filed a shelf registration statement on Form S-3 in conjunction with our Committed Equity

Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which has not been declared effective by the SEC. Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of the shelf registration statement and other conditions. One of these conditions is that the volume weighted average price of our common stock is above $1.75. On May 1, 2009, the closing price of our common stock was $0.385.
     As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected. Concern about the stability of the markets in general and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs.
     In response to the FDA’s delay of the PDUFA date for Silenor in November 2008, the complete response letter we received from the FDA in February 2009, and our meeting with the FDA in April 2009, we implemented certain cost reduction measures. In December 2008, we reduced our workforce by approximately 50%. In March 2009, we reduced our workforce by an additional 33%. In April 2009, we began an additional reduction in force that will result in us having seven full-time employees as of May 15, 2009. In addition, in November 2008, our Board of Directors amended the Director Compensation Policy to provide that non-employee directors receive their quarterly retainers for service on the Board of Directors or committees thereof and their fees for attending meetings of the Board and committees thereof in restricted stock units, or RSUs, under our 2005 Equity Incentive Award Plan in lieu of cash compensation. The compensation arrangement of David Hale, our Executive Chairman of the Board, was also amended in November 2008 so that his cash compensation for such role is payable in RSUs. In addition, we did not make a cash bonus award under our 2008 Incentive Plan. We have been and will continue working with certain of our suppliers and vendors to manage our cash expenditures relating to our operations.
     Loan and Security Agreement
     In March 2009, we repaid the entire remaining $13.7 million principal amount under our Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, together with the final payment of $0.6 million required under the Loan Agreement. In May 2008, we entered into that agreement under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with the repayment, we issued to Oxford Finance Corporation an aggregate of 200,000 warrants to purchase common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the Loan Agreement. We no longer have any obligations under the Loan Agreement.
     Committed Equity Financing Facility
     In May 2008, we entered into a CEFF with Kingsbridge pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of our common stock, subject to certain conditions as set forth in the common stock purchase agreement. We have not conducted any draw downs under the CEFF.
     Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement, which has not occurred as of May 1, 2009, and other conditions. One of these conditions is that the volume weighted average price of our common stock is above $1.75. On May 1, 2009, the closing price of our common stock on was $0.385.
     In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of May 1, 2009, our public float was approximately $4.3 million which was based on 11,241,000 shares held by non-affiliates and a closing stock price of $0.385 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.4 million.

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
     The following table describes our commitments to settle contractual obligations in cash as of March 31, 2009 (in thousands):

	Payments Due By Period
		2010	2012
	Remainder	through	through
	of 2009	2011	2013	After 2013	Total
Operating lease obligations	607	16	—	—	623
Minimum payments under license agreements	—	30	265	967	1,262
Non-cancellable purchase orders	128	—	—	—	128

Total	$735	$46	$265	$967	$2,013

     In March 2009, we reduced our operating lease obligations relating to our office space by entering into an agreement to terminate our building sublease with Avnet, Inc., effective as of April 30, 2009. Under the agreement, we agreed to pay Avnet $0.6 million plus transfer ownership to certain leasehold improvements and furniture and fixtures in full satisfaction of all rent and other charges, including any termination fees, payable under the sublease. In exchange, as of April 30, 2009, we will have no further obligations under this lease agreement.
     In April 2009, we entered into a new sublease with aAd Capital Management, L.P., or aAd, under which we are renting approximately 1,320 square feet of office space on a month-to-month basis. We paid aAd an upfront payment of $12,000, and we will pay on a monthly basis rent of $6,000 plus other pass-thru charges for utilities. The upfront payment is non-refundable unless the sublease is terminated other than by us.
     All of the minimum payments under license agreements pertain to our license agreement with the University of Miami as part of our nalmefene program. On March 12, 2009, we and BioTie entered into an agreement to mutually terminate our license agreement with BioTie. Pursuant to this agreement, BioTie paid us a $1.0 million termination fee. There are no further obligations under our license agreement with BioTie. However, our license agreement with the University of Miami remains in effect.
     We are also obligated to make revenue-based royalty payments as well as additional milestone payments of up to $1.3 million upon achieving certain product development events. These milestone and royalty payments are not included in the table above because we cannot at this time determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. The additional milestone payments consist of a $1.0 million milestone payable to ProCom One Inc. upon approval by the FDA of our NDA for Silenor and $0.3 million of milestone payments related to our agreement with the University of Miami as part of our nalmefene program. Minimum license payments are subject to increase based on the timing of various events and the extent to which the licensed technologies are pursued for other indications.
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
     In September 2008, we requested that our packaging supplier for Silenor, Anderson Packaging, Inc., (“Anderson”), prepare for the manufacture of commercial launch batches of finished products of Silenor by purchasing specified quantities of certain raw materials for use in such manufacturing. At Anderson’s request, in the third and fourth quarters of 2008, we submitted to Anderson written authorizations for Anderson to purchase such raw materials in an aggregate amount of $0.7 million. Pursuant to the terms of the supply agreement, Anderson will receive reimbursement for such raw materials through the delivery of finished packaged product which has not occurred to date as a result of the delay in FDA approval for Silenor. We do not have title to such raw materials and it is our judgment that this is not a liability at this time. Accordingly, no such amounts have been recognized to date in our financial statements at March 31, 2009. We also authorized Anderson under non-cancellable purchase orders to purchase certain tooling, and incur design and other charges not covered under the supply agreement. These charges are in aggregate approximately $0.1 million and are expected to be incurred during the second quarter of 2009 at which time such amounts will be recorded in our financial statements.
     We also have employment agreements with current employees that provide for severance payments and certain employees’ share-based awards accelerate upon termination of employment with us. In order to further reduce expenditures, we terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which we paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining severance benefits owed to the employee upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, or 3) an insolvency event involving us, in each case provided such event occurs prior to February 15, 2010. The amounts paid in the first quarter of 2009 were approximately $0.2 million in the aggregate, and the deferred severance payments are approximately $0.6 million in the aggregate. Each of the affected employees also entered into a consulting agreement with us that will expire on December 31, 2009. Each employee will continue to vest in his or her share-based awards during the term of the consulting agreement. In aggregate, we recorded charges totaling $1.5 million during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting of certain share-based awards, and continued vesting of share-based awards under consulting agreements.
     On April 9, 2009, in order to further reduce expenditures, we undertook a process to reduce our workforce by seven employees which will be completed by May 15, 2009. This will leave us with seven remaining full-time employees. Each of the terminated employees has entered into or is expected to enter into a separation agreement pursuant to which we agreed to pay two months of the employee’s base salary upon separation and 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, 3) an insolvency event involving us, or 4) December 31, 2010. The up-front severance payments are expected to be approximately $0.3 million in the aggregate, and the deferred severance payments are expected to be approximately $1.1 million in the aggregate. We also agreed to reimburse relocation costs of approximately $0.1 million. Each of the affected employees also entered into a consulting agreement with us that will expire at the end of the tenth month after termination. Each employee will continue to vest in his or her share-based awards during the term of the consulting agreement. This reduction in force was the result of events that transpired after March 31, 2009 and consequently no expense was recognized during the first quarter of 2009 pertaining to this event. We expect to record charges during the second quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting of certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
     Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Statement of Position, or FSP, 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is effective immediately upon issuance. FSP 157-4 clarifies that broker or pricing service quotes may not be indicative of fair value when markets are not orderly. The use of a reporting entity’s own assumptions (Level 3 fair value measurement) may be appropriate in a dislocated market where market transactions (Level 2 fair value measurement) are occurring largely from distressed sales or forced liquidations. The adoption of FSP 157-4 did not have a material impact on our financial statements.
     In April 2009, the FASB issued FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments which is effective for the first reporting period beginning after June 15, 2009, with early adoption permitted.

FSP 115-2 and 124-2 establish that an other-than-temporary impairment is recognized when both: a) the holder has the intent to sell the impaired asset, or b) it is more-likely-than-not that the holder will need to sell the impaired asset prior to the anticipated date the value is recovered. Increased disclosures regarding the circumstances of the impaired assets are required. We do not anticipate adoption of FSP 115-2 and 124-2 will have a material impact on our financial statements.
     In April 2009, the FASB issued FSP 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective beginning the first annual reporting period beginning after December 15, 2008 and will apply to business combinations completed on or after that date. FSP 141(R)-1 provides that the fair value of acquisition related contingencies are only required to be recorded if both: a) information available before the end of the measurement period indicates it is probable an asset or liability existed as of the acquisition date, and b) the fair value of such asset or liability is reasonably estimable. FSP 141(R)-1 applies to all acquisition-related contingencies except those specifically identified in SFAS No. 141(R), including contingent considerations and indemnifications. The adoption of FSP 141(R)-1 did not have a material impact on our financial statements.
     In April 2009, the FASB issued FSP 107-1 and APB 28-1 Interim Disclosures About Fair Value of Financial Information, which is effective for the first reporting period beginning after June 15, 200,9 with early adoption permitted. FSP 107-1 and APB 28-1 require interim reporting of the fair value of financial instruments along with increased disclosure regarding the carrying value and the method used to determine the fair value. We do not anticipate that the adoption of FSP 115-2 and 124-2 will have a material impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our interpretation of our communications and interactions with the FDA relating to the requirements for approval of the NDA for Silenor, and the FDA’s agreement with such interpretation; our interpretation of the results of our clinical trials for Silenor, the timing of the interpretation of such results and the FDA’s agreement with such interpretation; our ability to make a resubmission to the Silenor NDA; the potential for Silenor to receive regulatory approval for one or more indications on a timely basis or at all; the potential for the FDA to impose non-clinical, clinical or other requirements to be completed before or after regulatory approval of Silenor; our ability to demonstrate to the satisfaction of the FDA that potential NDA approval of Silenor is appropriate without standard, long-term carcinogenicity studies, given the context of completed trials and pending studies; the timing and results of non-clinical studies for Silenor, and the FDA’s agreement with our interpretation of such results; our ability to raise sufficient capital to meet FDA requirements and otherwise fund our operations, to meet our obligations to parties with whom we contract relating to financing activity, and the impact of any such financing activity on the level of our stock price; our ability to conduct drawdowns under our CEFF with Kingsbridge; the impact of any inability to raise sufficient capital to fund ongoing operations, including the potential to be required to restructure the company or to be unable to continue as a going concern; our ability to successfully commercialize Silenor, if it is approved by the FDA; the potential to enter into and the terms of any strategic transaction relating to Silenor; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether any approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; our ability to operate our business without infringing the intellectual property rights of others; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent regulatory approval or commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of and obtaining regulatory approval for Silenor; estimates of the potential markets for Silenor and our ability to compete in these markets; and other risks detailed in this report under Part II – Item 1A – Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our cash, cash equivalents and marketable securities at March 31, 2009 consisted primarily of money market funds. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
     Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. While we believe our cash and cash equivalents are well diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors

     Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and in this report as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Risks Related to Our Business
We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.
     We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we obtain regulatory approval for Silenor and are able to generate significant cash flows from the commercialization of Silenor.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our operations through the second quarter of 2009. We will have to raise additional cash to fund our operations beyond that time period. We intend to seek to undertake a financing during the second quarter of 2009 of sufficient size to fund our operations through the expected duration of the FDA’s review of our planned resubmission to the Silenor NDA.
     The development and approval of Silenor will require a commitment of significant funds, and any commercialization activities relating to Silenor we undertake are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	the costs of seeking regulatory approval of Silenor, including any clinical studies or other work required to achieve such approval, as well as the timing of such activities and approval;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of establishing or contracting for sales and marketing and other commercial capabilities, if required;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue;

•	the effect of competing technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
     If we are unsuccessful in raising additional funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.
     If we are successful in raising additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we are successful in raising additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
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
Our success is dependent on the success of Silenor (doxepin).
     To date the majority of our resources have been focused on the development of Silenor, and substantially all of our resources are now focused on seeking regulatory approval of Silenor. Accordingly, any failure or significant delay in the approval of Silenor will have a substantial adverse impact on our business.
There is no assurance that we will be granted regulatory approval by the FDA for Silenor on a timely basis or at all.
     There can be no assurance that regulatory approval by the FDA will be obtained for Silenor. A failure to obtain requisite FDA approval or to obtain approval of the label that we proposed will delay or preclude us from marketing Silenor or limit its commercial use, and would have a material and adverse effect on our business, financial condition and results of operations.
     The FDA notified us that our New Drug Application, or NDA, for Silenor for the treatment of insomnia was considered filed as of March 31, 2008. Acceptance of the filing means that the FDA made a threshold determination that the NDA was sufficiently complete to permit an in-depth, substantive review to determine whether to approve Silenor for commercial marketing for the treatment of insomnia. This FDA review process can take substantial time and require the expenditure of substantial and unanticipated resources. As an organization, we have limited experience in filing and pursuing the applications necessary to gain regulatory approval, which may impede our ability to obtain such approval.
     Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA was expected to complete its review and provide an action letter with respect to the NDA for Silenor as of December 1, 2008. Prior to December 1, 2008, the FDA informed us that it would not be able to complete its review by this date and indicated that its review would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009. On February 25, 2009, we received a complete response letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its present form.
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
     We held a meeting with the FDA on April 6, 2009 to discuss the issues raised in the complete response letter. In the meeting, the FDA stated that to obtain approval of a chronic insomnia treatment, objective and subjective efficacy must be established in adult and elderly patient populations, and efficacy must be shown both at the beginning of treatment and on a persistent basis, defined as at least one month. No additional safety issues were raised in the meeting.
     Based on the feedback we received at the meeting, we are conducting additional analyses of our Silenor clinical data focused on the durability of subjective sleep maintenance efficacy in adults with primary insomnia. We expect to complete these analyses during the second quarter of 2009. Once we have completed these analyses, we will include the results in a resubmission to the FDA. The FDA has indicated that the review cycle for such resubmission will be six months from the date of the resubmission. The potential exists that the review cycle could be longer depending on the FDA’s characterization of any data we choose to submit or are required to submit for its review.
     In addition, based on the complete response letter and our meeting with the FDA, we will no longer pursue approval of a 1 mg dose of Silenor, nor will we seek approval of a statement in the indication section of the label that clinical trials of Silenor have demonstrated improvement in sleep onset.
     Other NDA applicants have announced that the FDA has recently notified them that their scheduled review dates were delayed due to the FDA’s internal resource constraints. The FDA has also stated that it may fail to meet the review dates of other companies for the same reason. We cannot be certain that the FDA will not impose such a delay on the continued review of our NDA.
     The information included in the NDA for Silenor, including the data obtained from our non-clinical testing and clinical trials of this product candidate, are susceptible to varying interpretations. The FDA’s interpretation of the information included in the Silenor NDA or any resubmission to the NDA, or submitted during the review of the NDA, including the data from our completed clinical trial of doxepin that evaluated the potential for ECG effects, could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval. In addition, we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for Silenor. The additional requirements or voluntary undertakings could include additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. If during the review the FDA requests or we otherwise provide additional information or clarification regarding information already submitted, the review process may be further extended by the FDA, or regulatory approval could be limited or prevented.
     If the FDA’s evaluations of the NDA, any resubmissions to the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not sufficiently satisfied with the information in the NDA or our resubmissions to issue an approval letter, the FDA will issue another complete response letter, which typically would describe all of the specific deficiencies that the FDA has identified in the NDA and, when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.
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
     If we are unable to secure approval by the FDA of the Silenor NDA in a timely manner, in the absence of substantial additional financing, our business, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.
Although we are pursuing discussions with other companies to facilitate the commercialization of Silenor, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.
     Even if Silenor receives FDA approval, the commercial success of the product will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. We continue to engage in discussions with third parties with the goal of entering into a strategic partnership relating to the commercialization of Silenor. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
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
     If we are able to complete a strategic transaction, depending on the timing of the transaction and the outlook of the other party to the transaction, such other party could materially impact our plans for seeking regulatory approval for and commercializing Silenor. Such modifications could result in additional costs or delays in approval of the NDA for Silenor and any commercial launch of the product.
We will need to expend significant resources to successfully commercialize Silenor and any other product candidates that we develop, acquire or license.
     We are in the process of developing a marketing strategy for Silenor that will focus on high-prescribing physicians in the U.S. Even though certain of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have limited commercial infrastructure and experience. We have not commercialized any products, and may be unable to successfully do so.
     If Silenor is approved by the FDA, the commercialization process will require the expenditure by us of substantial financial and other resources. We intend to seek additional funding through various means. There can be no assurance, however, that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay or cancel planned commercialization activities, the effectiveness of such activities may be adversely impacted or we may be required to enter into one or more outsourcing or strategic transactions relating to such activities on less favorable terms than we would otherwise choose.
     If we pursue a relationship with a strategic collaborator or contract sales organization to facilitate our sales efforts, we may not be able to identify a counterparty with adequate capabilities or capacity. In addition, we may not be able to enter into agreements with any such entity on commercially reasonable or acceptable terms, or at all. To the extent that we enter into any such arrangements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in many instances will not be within our control. Any failure by any such strategic collaborator or contract sales organization to effectively sell our products could adversely affect our business.
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
     In March 2009, Meda AB and Orexo AB received approval from the FDA for Edluar, formerly known as Sublinox, a sublingual tablet formulation of zopidem, for the short-term treatment of insomnia. Meda and Orexo intend to launch this product in the U.S. in the second quarter of 2009. In December 2008, NovaDel Pharma, Inc. received approval from the FDA for ZolpiMist, an oral mist formulation of zolpidem, for the short-term treatment of insomnia characterized by difficulties with sleep initiation. The time to market for this product remains unclear. Transcept Pharmaceuticals, Inc. submitted an NDA for a low-dose sublingual tablet formulation of zolpidem in 2008.

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
     As of March 31, 2009 we had 14 full-time employees. In April 2009 we began a reduction in force that will result in us having 7 full-time employees as of May 15, 2009. If Silenor is approved by the FDA and we meaningfully participate in its commercialization, we may need to recruit and train a substantial number of sales and marketing personnel to support the commercialization effort. Our management and personnel, systems and facilities currently in place may not be adequate to support this or other future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
We have licensed Silenor from a third party. If we default on any of our obligations under that license, or if the licensor exercises a right to terminate the license, we could lose rights to Silenor.
     We in-licensed rights to Silenor through an exclusive licensing arrangement, and we may enter into similar licenses in the future. Under our license agreement for Silenor, we are required to use commercially reasonable efforts to develop, obtain regulatory approval of and commercialize Silenor. In addition, our licensor for Silenor has the right to terminate the license agreement upon the filing and institution of voluntary bankruptcy, reorganization, liquidation or receivership proceedings involving us, the institution of such proceedings on an involuntary basis that are not dismissed within 60 days after filing, an assignment of our assets for the benefit of our creditors or the appointment of a receiver or custodian for our business. In the event that our licensor for Silenor terminates the license agreement pursuant to a contractual right or in the event of a default by us, our ability to develop and commercialize Silenor would terminate and our business and financial condition would be materially harmed.
Risks Related to Our Finances and Capital Requirements
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or through collaborations or other strategic transactions, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights and may be limited by applicable laws and regulations.
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our operations through the second quarter of 2009. We will have to raise additional cash to fund our operations beyond that time period. We intend to seek to undertake a financing during the second quarter of 2009 of sufficient size to fund our operations through the expected duration of the FDA’s review of our planned resubmission to the Silenor NDA. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any dilution of the holdings of our current stockholders may result in downward pressure on the price of our common stock.
     Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
     Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our CEFF transaction with

Kingsbridge and the secured loan transaction with Silicon Valley Bank and Oxford Finance Corporation, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock, we issued to Silicon Valley Bank a warrant to purchase 80,000 shares of our common stock and we issued to Oxford Finance Corporation a warrant to purchase 159,000 shares of our common stock. In connection with the repayment of our secured loan in March 2009, we issued to Oxford Finance Corporation an additional warrant to purchase 200,000 shares of our common stock. To the extent that any of these warrants, or any additional warrants that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
     If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
     In addition, rules and regulations of the Securities and Exchange Commission, or SEC, or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of May 1, 2009, our public float was less than $75 million.
The Committed Equity Financing Facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down.
     In May 2008, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement; and the continued listing of our stock on the Nasdaq Stock Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of ten days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     Our ability to conduct any drawdowns under the CEFF is subject to the effectiveness of a resale shelf registration statement and other conditions. One of these conditions is that the volume weighted average price, or VWAP, of our common stock, which is the aggregate sales price of all trades of our common stock during each trading day divided by the total number of shares of common stock traded during that trading day, on the applicable pricing date is above $1.75. On May 1, 2009, the closing price of our common stock was $0.385.
     Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of May 1, 2009, our public float was approximately 11,241,000 shares, the value of which was approximately $4.3 million based upon the closing price of our common stock of $0.385 on such date. As of May 1, 2009, the value of one-third of our public float calculated on the same basis was approximately $1.4 million.
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
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $4.5 million for the three months ended March 31,

2009, $37.2 million for the year ended December 31, 2008, and $26.4 million for the year ended December 31, 2007. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
     In addition, our independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional financing, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through May 1, 2009, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.
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
     The realization of any of the risks described in the risk factors disclosed in our Annual Report on Form 10-K or in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility or declines in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.
If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.
     As of May 1, 2009, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 59% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
     Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. These future equity issuances, together with the exercise of outstanding options or warrants and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.
We expend substantial costs and management resources as a result of laws and regulations relating to corporate governance matters.
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. The Public Company Accounting Oversight Board approved a new auditing standard, Auditing Standard No. 5 in June 2007, and at the same time, the SEC issued guidance for management for complying with the requirements of Section 404. This new auditing standard and the related management guidance provide a more risk-based approach to compliance and testing under Section 404. However, we still expect to incur substantial costs and to devote significant resources to corporate governance matters. In addition, as a result of the workforce reductions we undertook in order to reduce expenses, the efforts required to comply with Section 404 and the other corporate governance laws and regulations applicable to us are being undertaken by a smaller number of people. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended March 31, 2009.
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
     As of March 31, 2009, we had used $47.0 million of the net proceeds from our initial public offering. Approximately $19.3 million was used in the development of Silenor, the preparation of the NDA submission for Silenor and activities to prepare for the potential commercialization of Silenor. An additional $1.0 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements. Another $2.0 million was used to pay interest, debt issuance costs, and a final payment fee related to our loan obligation which was fully repaid in March 2009. An additional $24.7 million was incurred to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds. We intend to use the remaining proceeds to fund our ongoing non-clinical studies and other requirements to support the potential approval of our NDA for Silenor and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     We did not repurchase any shares of our common stock during the three months ended March 31, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank

4.4(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation

4.5(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited

4.6	Warrant dated March 11, 2009 issued to Oxford Finance Corporation

10.1	Agreement of Termination between the Registrant and BioTie Therapies Corp. dated March 12, 2009.

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2009

/s/ Meg M. McGilley
Meg M. McGilley
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)