Form 10-Q
period 2009-06-30
Somaxon Pharmaceuticals, Inc.
filed 2009-08-07
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0161599 (I.R.S. Employer Identification No.)

420 Stevens Avenue, Suite 210, Solana Beach, CA (Address of principal executive offices)	92075 (Zip Code)
(858) 480-0400
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of August 3, 2009 was 23,596,136.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,255	$11,185
Marketable securities	—	3,105

Total cash, cash equivalents and marketable securities	1,255	14,290
Restricted cash	—	8,100
Other current assets	455	479

Total current assets	1,710	22,869
Property and equipment, net	782	788
Other assets	60	60

Total assets	$2,552	$23,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,173	$1,825
Accrued liabilities	1,892	1,786
Debt	—	15,000

Total current liabilities	3,065	18,611

Commitments and contingencies: (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 18,430 shares outstanding at June 30, 2009 and December 31, 2008	173,764	168,693
Deficit accumulated during the development stage	(174,277)	(163,596)
Accumulated other comprehensive income	—	9

Total stockholders’ equity (deficit)	(513)	5,106

Total liabilities and stockholders’ equity	$2,552	$23,717

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

					Period
					from
					August 14,
					2003
					(inception)
	Three months ended		Six months ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Operating expenses
License fees	$(3)	$4	$(999)	$8	$5,861
Research and development	1,503	5,849	2,991	9,025	106,388
Marketing, general and administrative expense	4,639	4,568	8,454	8,813	62,356
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Net operating expenses	6,139	10,421	10,446	17,846	180,254

Loss from operations	(6,139)	(10,421)	(10,446)	(17,846)	(180,254)
Interest and other income	2	245	24	603	8,846
Interest and other (expense)	—	(219)	(259)	(219)	(2,869)

Net loss	(6,137)	(10,395)	(10,681)	(17,462)	(174,277)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(6,137)	$(10,395)	$(10,681)	$(17,462)	$(174,363)

Basic and diluted net loss per share	$(0.33)	$(0.57)	$(0.58)	$(0.96)
Shares used to calculate net loss per share	18,331	18,287	18,314	18,270
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

			Period from
			August 14, 2003
			(inception)
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009
Cash flows from operating activities
Net loss	$(10,681)	$(17,462)	$(174,277)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based expense	5,027	3,403	26,124
Depreciation	79	59	491
Amortization of investment discount or premium	(38)	70	—
Accretion of debt discount and issuance costs	—	39	1,145
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	1	—	6
Changes in operating assets and liabilities
Other current and non-current assets	24	(397)	(515)
Accounts payable	(652)	3,022	1,173
Accrued current and non-current liabilities	150	(1,146)	1,937

Net cash used in operating activities	(6,090)	(12,412)	(138,166)

Cash flows from investing activities
Purchases of property and equipment	(74)	(15)	(1,279)
Purchases of marketable securities	—	(11,058)	(96,940)
Sales and maturities of marketable securities	3,134	21,786	96,940
Restricted cash	8,100	(7,500)	—

Net cash provided (used) in investing activities	11,160	3,213	(1,279)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	—	—	49,820
Issuance of preferred stock, net of issuance costs	—	—	90,051
Net proceeds from issuance of debt	—	14,777	14,777
Repayment of debt	(15,000)	—	(15,000)
Exercise of stock options	—	2	1,102
Purchase of treasury stock	—	(50)	(50)

Net cash provided (used) in financing activities	(15,000)	14,729	140,700

Increase (Decrease) in cash and cash equivalents	(9,930)	5,530	1,255
Cash and cash equivalents at beginning of the period	11,185	12,554	—

Cash and cash equivalents at end of the period	$1,255	$18,084	$1,255

Non-cash investing and financing activities
Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—	—	89,489
Committed Equity Financing Facility Warrant	—	389	389
Warrants related to Loan Agreement	44	922	966
Supplemental cash flow information
Cash paid for interest	$984	$—	$1,746
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statement

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2009 (Unaudited)
(In thousands, except per share amounts)

	Series C Redeemable		Convertible Preferred		Common Stock and				Deficit Accumulated	Accumulated Other
	Convertible Preferred Stock		Stock		Additional Paid-in Capital			Deferred Stock	During the	Comprehensive
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Development Stage	Income	Total
Issue common stock for cash to founders at $0.0006 per share in August	—	$—	—	$—	583	—	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash at $1.00 per share in August, November, and December	—	—	2,282	2,282	—	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	—	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash at $1.00 per share in January	—	$—	18	$18	—	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	—	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	—	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13	—	—	13
Consultant share-based expense	—	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	—	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	—	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	—	89,489	—	—	—	64,286

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2009 (Unaudited)
(In thousands, except per share amounts)

	Series C Redeemable		Convertible Preferred		Common Stock and				Deficit Accumulated	Accumulated Other
	Convertible Preferred Stock		Stock		Additional Paid-in Capital			Deferred Stock	During the	Comprehensive
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Development Stage	Income	Total
Exercise of stock options	—	—	—	—	80	—	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	4,741	(4,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037	—	—	1,037
Consultant share-based expense	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	—	$150,805	$(3,802)	$(53,548)	$—	$93,455

Net loss	—	$—	—	$—	—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	—	4,959	—	—	—	4,959
Consultant share-based expense	—	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	—	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	46	46

Comprehensive loss											(26,365)
Exercise of stock options	—	—	—	—	171	—	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	—	8,407	—	—	—	8,407
Consultant share-based expense	—	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	—	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	—	$—	$—	$(37,227)	$—	$(37,227)
Unrealized (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive loss											(37,266)

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2009 (Unaudited)
(In thousands, except per share amounts)

	Series C Redeemable		Convertible Preferred		Common Stock and				Deficit Accumulated	Accumulated Other
	Convertible Preferred Stock		Stock		Additional Paid-in Capital			Deferred Stock	During the	Comprehensive
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Development Stage	Income	Total
Exercise of stock options	—	—	—	—	8	—	25	—	—	—	25
Share-based compensation related to employee awards	—	—	—	—	—	—	6,283	—	—	—	6,283
Consultant share-based expense	—	—	—	—	—	—	16	—	—	—	16
Restricted stock repurchased at $4.66 per share in April	—	—	—	—	(11)	—	(50)	—	—	—	(50)
Warrants issued pursuant to the Loan Agreement in May	—	—	—	—	—	239	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility in May	—	—	—	—	—	165	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	—	(389)	—	—	—	(389)

Balance at December 31, 2008	—	$—	—	$—	18,430	404	$168,693	$—	$(163,596)	$9	$5,106

Net loss	—	$—	—	$—	—	—	$—	$—	$(10,681)	$—	$(10,681)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(9)	(9)

Comprehensive loss											(10,690)
Share-based compensation related to employee awards	—	—	—	—	—	—	5,024	—	—	—	5,024
Consultant share-based expense	—	—	—	—	—	—	3	—	—	—	3
Warrants issued pursuant to loan payoff in March	—	—	—	—	—	200	44	—	—	—	44

Balance at June 30, 2009	—	$—	—	$—	18,430	604	$173,764	$—	$(174,277)	$—	$(513)

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
     As described more fully in Note 8, “Subsequent Events,” on July 8, 2009, Somaxon raised $6,000,000 through a private placement of 5,106,000 shares of its common stock and seven-year warrants to purchase up to 5,106,000 additional shares of its common stock. The Company believes, based on its current operating plan, that its cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from this private placement, will be sufficient to fund its operations through the expected duration of the FDA’s review of its resubmission of the Silenor NDA and through the second quarter of 2010. The Company will need to obtain additional funds to finance its operations beyond that point, or if its operating plan is modified to accelerate commercialization activities relating to Silenor. The Company intends to obtain any additional funding it requires through strategic relationships, public or private financings, debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
     If the Company’s efforts are unsuccessful in raising additional funds when needed, it may be required to delay, scale-back or eliminate plans or programs relating to its business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than it would otherwise choose or cease operating as a going concern. If the Company is unable to continue as a going concern, it may have to liquidate its

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investment.
     These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty, except that at December 31, 2008, the Company’s outstanding debt with Silicon Valley Bank and Oxford Finance Corporation was classified as a current liability, the debt discount and debt issuance costs were fully accreted, the final lump sum payment and fair value of the warrants issued in lieu of the prepayment penalty were fully accrued, and the related restricted cash collateralizing this debt was classified as a current asset. The Company repaid the entire outstanding balance of the debt in full in March 2009. For more information, see Note 5, “Loan Agreement and Committed Equity Financing Facility.”
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
     As described more fully in Note 4 “Commitments and Contingencies,” based on the terms of a lease termination agreement entered into with the lessor in March 2009, the Company reduced its accrual for the lease termination fee from $350,000 at December 31, 2008 to $161,000 at March 31, 2009, and paid the termination fee in full during the second quarter of 2009. In addition, the period over which deferred rent was being accreted was shortened from July 2009 to April 2009 and the useful lives of certain fixed assets were reduced. The net effect of these changes was a benefit of $205,000 which was recorded in the first quarter of 2009 in operating expenses.
Fair Value
     The Company’s accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts which are reasonable estimates of fair value due to their short maturities. The Company’s cash equivalents, marketable securities and restricted cash are presented in the financial statements at fair value. The Company considers highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents. Marketable securities are investments with maturities at the date of purchase greater than three months. All of the Company’s cash equivalents and marketable securities have liquid markets and high credit ratings. The Company classifies marketable securities as available-for-sale with unrealized holding gains or losses reported as a separate component of stockholders’ equity. Changes in unrealized gains or losses are included in comprehensive loss. At June 30, 2009, the Company’s investment holdings consisted only of money market funds. There were no realized gains or losses on sales of available-for-sale securities for the three or six month periods ended June 30, 2009.
     The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     The fair values of the Company’s cash equivalents as of June 30, 2009 are summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$1,210	$1,210	$—	$—

Net Loss per Share
     Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares outstanding subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For Somaxon, basic and dilutive net loss per share are equivalent because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
     Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,137)	$(10,395)	$(10,681)	$(17,462)

Denominator:
Weighted average common shares outstanding	18,464	18,422	18,448	18,428
Weighted average unvested common shares subject to repurchase	(133)	(135)	(134)	(158)

Denominator	18,331	18,287	18,314	18,270

Basic and diluted net loss per share	$(0.33)	$(0.57)	$(0.58)	$(0.96)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	5,063	4,032	4,947	3,825
Weighted average restricted stock units outstanding	1,282	—	1,074	—
Weighted average warrants outstanding	604	180	528	90
Weighted average unvested common shares subject to repurchase	133	135	134	158

Total weighted average anti-dilutive securities not included in diluted net loss per share	7,082	4,347	6,683	4,073

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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of June 30, 2009.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets, an Amendment to SFAS No. 140, which is effective for the first reporting period beginning after November 15, 2009. SFAS No. 166 eliminates qualified special purpose entities. SFAS No. 166 provides more stringent criteria for transferred financial assets to qualify as a sale and for the de-recognition of financial assets if interest in the asset remains after the transfer. The Company does not anticipate that the adoption of SFAS No. 166 will have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R), which is effective for the first reporting period beginning after November 15, 2009. SFAS No. 167 requires analysis of whether variable interest entities are consolidated into a company’s financial statements. Consolidation is appropriate if the company is the primary beneficiary of the variable interest entity, which occurs if the company has both: 1) the power to direct most significant activities, and 2) the potential to absorb most of the losses or benefits from performance by the variable interest entity. SFAS No. 167 requires ongoing reassessment as to whether a variable interest entity should be consolidated. The Company does not anticipate that the adoption of SFAS No. 167 will have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 168 FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is effective for the first reporting period beginning after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles, along with rules and interpretive releases from the SEC. The Company does not anticipate that the adoption of SFAS No. 168 will have a material impact on the Company’s financial statements.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Marketable Securities
     Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Cash and money market funds	$1,255	$11,185
United States government agency notes	—	3,105

Total cash, cash equivalents and marketable securities	$1,255	$14,290

     At December 31, 2008, the Company had an additional $8,100,000 of restricted cash, which consisted of $7,500,000 relating to the Company’s Loan Agreement and $600,000 for a lease deposit on the Company’s building. As discussed more fully in Note 5, “Loan Agreement and Committed Equity Financing Facility,” the $7,500,000 of restricted cash pertaining to the Loan Agreement was released upon full repayment of the underlying debt in March 2009. As discussed more fully in Note 4, “Commitments and Contingencies,” the $600,000 of restricted cash pertaining to the building lease deposit was released in April 2009 upon termination of the lease. The Company no longer has any restricted cash holdings as of June 30, 2009.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Other Current Assets
     Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Interest receivable on marketable securities	$—	$32
Deposits and prepaid expenses	181	250
Deferred financing costs	143	—
Other current assets	131	197

Total other current assets	$455	$479

     Deferred financing costs consist of legal fees incurred through June 30, 2009 relating to the Company’s common stock financing that was completed in July 2009 as discussed more fully in Note 8, “Subsequent Events.”
Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Furniture and equipment	$60	$233
Tooling	772	700
Computer equipment	147	249

Property and equipment, at cost	979	1,182
Less: accumulated depreciation	(197)	(394)

Property and equipment, net	$782	$788

     Property and equipment at June 30, 2009 reflects the disposal of fixed assets upon termination of the building lease as discussed more fully in Note 4, “Commitments and Contingencies.” Depreciation expense was $35,000 and $29,000 for the three month periods ended June 30, 2009 and 2008, respectively. Depreciation expense was $79,000 and $59,000 for the six month periods ended June 30, 2009 and 2008, respectively.
Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued compensation and benefits	$1,892	$500
Accrued building lease termination fee	—	350
Interest payable	—	770
Other accrued liabilities	—	166

Total accrued liabilities	$1,892	$1,786

     Within accrued compensation and benefits is $1,727,000 of obligations owed under severance agreements as discussed more fully in Note 4, “Commitments and Contingencies.” At December 31, 2008, interest payable included a $600,000 final payment due upon repayment of the Company’s debt. As discussed more fully in Note 5 “Loan Agreement and Committed Equity Financing Facility,” such payment occurred in March 2009.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 3. License Agreements
     Costs associated with the Company’s in-license agreements are expensed as incurred since the underlying technology is in the research and development phase. The Company does not have any future minimum obligations for milestones and license payments; however, the Company is obligated to make a $1,000,000 milestone payment to ProCom One, Inc. (“ProCom”) upon approval of the Silenor NDA by the FDA. The Company is also obligated to make royalty payments upon generating product sales of Silenor.
     In 2004, the Company licensed nalmefene from BioTie Therapies Corp. (“BioTie”) for the treatment of impulse control disorders. In March 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement for nalmefene. Pursuant to the termination agreement, BioTie paid the Company a $1,000,000 termination fee which the Company included as a benefit in license fees in the first quarter of 2009. There are no further obligations under this license agreement. In June 2009, the Company exercised its contractual right to terminate its license agreement with the University of Miami for the treatment of nicotine dependence, effective August 15, 2009, at which time the Company will have no further minimum future payments under license agreements.
Note 4. Commitments and Contingencies
     The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in drug development work, including clinical trials and non-clinical studies, data analysis, the submission and regulatory review of the NDA, preparation for the potential commercial launch of Silenor, and for other general corporate and administrative matters. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination.
     In September 2008, the Company requested that its packaging supplier for Silenor, Anderson Packaging, Inc. (“Anderson”), prepare for the manufacture of commercial launch batches of finished products of Silenor by purchasing specified quantities of certain raw materials for use in such manufacturing. At Anderson’s request, in the third and fourth quarters of 2008, Somaxon submitted to Anderson written authorizations for Anderson to purchase such raw materials in an aggregate amount of $755,000. Pursuant to the terms of the supply agreement, Anderson will receive reimbursement for such raw materials through the purchase price for the delivery of finished packaged product, which has not occurred to date as a result of the delay in FDA approval for Silenor. The Company does not have title to such raw materials and it is the Company’s judgment that this is not a liability at this time. Accordingly, no such amounts have been recognized to date in the Company’s financial statements at June 30, 2009.
     The Company has employment agreements with its current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment with the Company is terminated. In order to reduce expenditures, the Company terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which the Company paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, or 3) an insolvency event involving the Company, in each case provided that such event occurs prior to February 15, 2010, after which the remaining severance benefits are eliminated. The amounts paid were $208,000, of which $173,000 was paid in the first quarter of 2009 and $35,000 was paid in April 2009, and the deferred severance payments total $597,000. Each of the affected employees entered into a consulting agreement with the Company that will expire on December 31, 2009. The former employees will continue to vest in their share-based awards during the term of the consulting agreements. In total, the Company recorded charges totaling $1,532,000 during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting agreements.
     In April 2009, in order to further reduce expenditures, the Company undertook a process to reduce its workforce by an additional six employees, which process was completed on May 15, 2009. Each of the terminated employees

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
entered into a separation agreement pursuant to which the Company paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, 3) an insolvency event involving the Company, or 4) December 31, 2010. The up-front severance payments paid during the second quarter of 2009 were $242,000 and the deferred severance payments total $1,130,000, including reimbursement owed for relocation costs of $74,000. Each of the affected employees entered into a consulting agreement with the Company that will expire ten months after the employees’ termination of employment. The former employees will continue to vest in their share-based awards during the term of the consulting agreement. In total, the Company recorded charges during the second quarter of 2009 in conjunction with this reduction in workforce totaling $3,000,000 for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
     The following table summarizes the severance benefits, excluding share-based charges, for the terminated employees (amounts in thousands).

	Three months	Six months
	ended June 30,	ended June 30,
	2009	2009
Beginning severance liability	$632	$—
Severance benefits incurred	1,372	2,177
Severance benefits paid	(277)	(450)

Ending severance liability	$1,727	$1,727

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
     In March 2009, the Company and the lessor entered into an agreement to terminate the sublease effective as of April 30, 2009. Under the agreement, the Company paid $600,000 and transferred ownership of certain leasehold improvements and furniture and fixtures to the lessor in full satisfaction of all rent and other charges, including any termination fees, payable under the sublease. In exchange, the Company has no further obligations under the lease agreement. The $600,000 payment consisted of $439,000 of unpaid rent owed through April 30, 2009, plus termination charges of $161,000.
     When the Company initially notified the lessor in November 2008 of its intent to terminate the sublease, it fully accrued the resulting $350,000 lease termination fee. Upon entering into the March 2009 agreement to terminate the sublease effective as of April 30, 2009, the Company reduced this accrual to reflect a $161,000 termination charge and recognized the decrease of $189,000 as a reduction in operating expenses. Additionally, the Company changed the period over which deferred rent was being accreted to coincide with the revised sublease termination date of April 30, 2009. Such change in the accretion period decreased rent expense by $34,000, which was recorded during the first quarter of 2009. To reflect the transfer of ownership of certain leasehold improvements and furniture and fixtures to the lessor upon termination of the sublease, the Company modified the useful lives of these fixed assets to provide for their full deprecation by April 30, 2009. Such modification increased depreciation expense by $36,000 for the six month period ended June 30, 2009.
     In April 2009 the Company entered into a sublease with aAd Capital Management, L.P. (“aAd”), under which the Company is renting approximately 1,320 square feet of office space on a month-to-month basis. The Company paid aAd an upfront payment of $12,000 which is non-refundable unless the sublease is terminated other than by the

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Company and therefore was charged to expense. The Company pays rent of $6,000 per month plus other pass-thru charges.
     Rent expense was $72,000 and $264,000 for the three month periods ended June 30, 2009 and 2008, respectively. Rent expense was $44,000 and $527,000 for the six month period ended June 30, 2009 and 2008, respectively. Rent expense for the six months ended June 30, 2009 includes the effect of the decrease in the termination fee and the change in the period over which deferred rent was being accreted.
     The Company is also obligated under various operating leases for office equipment. At June 30, 2009, the future minimum lease payments under these operating leases for each of the years ended December 31, are as follows (in thousands).

Remaining six months in 2009	$5
2010	9
2011	7
2012	—
2013	—
Thereafter	—

Total	$21

Note 5. Loan Agreement and Committed Equity Financing Facility
Loan and Security Agreement
     In May 2008, the Company entered into the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) under which the Company borrowed $15,000,000 less debt issuance costs of $223,000, including a $75,000 upfront fee paid to the Lenders, for net proceeds of $14,777,000. On March 11, 2009 the Company repaid the remaining $13,656,000 of outstanding principal, together with a $600,000 final payment required under the Loan Agreement. The Company also issued to one of the Lenders 200,000 warrants to purchase common stock with a ten-year term and an exercise price of $0.25 per share, which was the closing stock price of the Company’s common stock on the date of grant. The Lenders accepted these warrants in lieu of the $900,000 prepayment penalty required under the Loan Agreement. The fair value of these warrants on the date of issuance was determined to be $44,000, which was determined using the Black Scholes valuation model with a stock price of $0.25 per share, risk free interest rate of 2.95%, volatility of 92%, a ten year term, and no dividend yield. At December 31, 2008, the debt discount and debt issuance costs were fully accreted and the final lump sum payment and fair value of the warrants issued in lieu of the prepayment penalty were fully accrued to interest expense. The Company no longer has any obligations under the Loan Agreement, and there are no further encumbrances on the Company’s assets under the Loan Agreement.
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
Committed Equity Financing Facility
     In May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of the Company’s common stock, subject to certain conditions and limitations. As more fully described in Note 8, “Subsequent Events,” in July 2009, the Company terminated the CEFF.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 6. Equity and Share-based Compensation
     The Company has restricted stock, restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expense in the statement of operations for all share-based awards made to employees and directors based on estimated fair values. The following table summarizes non-cash compensation expense recognized under SFAS No. 123(R) for the Company’s employees and directors. Expense related to share-based awards granted to consultants is not accounted for under SFAS No. 123(R) and is therefore not included in this table. Amounts are in thousands.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based compensation expense included in research and development expense	$886	$491	$1,331	$1,036
Share-based compensation expense included in marketing, general and administrative expense	2,107	1,001	3,693	2,366

Total share-based compensation expense under SFAS No. 123(R)	$2,993	$1,492	$5,024	$3,402

     The following table summarizes share-based compensation expense recognized under SFAS No. 123(R) for each type of share-based award the Company has granted to its employees and directors (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Restricted stock	$—	$30	$—	$273
RSUs	69	—	136	—
Stock options	2,924	1,462	4,888	3,129

Total share-based compensation expense under SFAS No. 123(R)	$2,993	$1,492	$5,024	$3,402

     The effects from the termination of employment for certain individuals are included in the expense amounts presented in these tables. During the six month period ended June 30, 2009, fourteen individuals ceased employment with the Company. Upon separation, each of the employees entered into consulting agreements with the Company, one of which expired June 30, 2009 and the others of which expire between December 31, 2009 and March 31, 2010. The consulting agreements are not considered substantive for accounting purposes for the thirteen individuals that have agreements expiring between December 31, 2009 and March 31, 2010 because additional service is not required to be rendered by the consultants in order to continue vesting in their share-based awards. In addition, upon separation from the Company, certain individuals received accelerated vesting of their share-based awards. As a result of these non-substantive consulting arrangements and accelerated vesting, the Company recognized $1,628,000 and $2,355,000 of share-based compensation expense on the date of termination during the three and six month periods ended June 30, 2009, respectively.
     The tables above also include the effect of the Company’s one-time stock option exchange program that was completed on June 9, 2009 and described in more detail in the “Stock Options” section of this footnote.
     Not included in the tables above is share-based expense for consultant awards which is recognized in accordance with the terms of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF 96-18, the fair value of awards considered probable of vesting is periodically re-measured and the related expense or income is recognized over the vesting period. Expense is not recognized for awards with performance conditions considered improbable of being achieved. Share-based expense for consultant awards was $17,000 and $1,000 for

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
the three month periods ended June 30, 2009 and 2008, respectively and $3,000 and $1,000 for the six month periods ended June 30, 2009 and 2008, respectively.
Shares Available for Future Grants under Share-Based Awards
     The Company has equity awards outstanding for the benefit of its eligible employees, directors and consultants under the 2004 Equity Incentive Award Plan (the “2004 Plan”) and the 2005 Equity Incentive Award Plan (the “2005 Plan”) which was adopted in November 2005. No additional equity awards will be granted under the 2004 Plan and all equity awards previously granted under the 2004 Plan that are repurchased, forfeited, cancelled or expire will become available for grant under the 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company’s ESPP is non-compensatory under the provisions of SFAS No. 123(R). The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year ending January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. No shares have been issued under the ESPP through June 30, 2009.
     The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans (in thousands).

	Share-Based
	Awards	ESPP
Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	2,422	184
Grants and issuances	(2,421)	—
Forfeitures and surrendered restricted stock held in treasury	657	—

Shares available for issuance at December 31, 2008	1,121	665

Increase in authorized shares	922	184
Grants and issuances	(4,882)	—
Forfeitures	4,741	—

Shares available for issuance at June 30, 2009	1,902	849

     The year-to-date June 30, 2009 activity includes the effect of the Company’s one-time stock option exchange program which was completed on June 9, 2009 and is discussed in more detail under the “Stock Options” section of this footnote. Under the stock option exchange program, 4,320,000 stock options were forfeited in exchange for 2,880,000 new stock options.
Restricted Stock
     The following table summarizes the Company’s restricted stock activity through June 30, 2009, including the weighted average grant date fair value per share used in recording share-based compensation expense for employees and directors under SFAS No. 123(R). Amounts are in thousands, except per share amounts.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

	Employee		Consultant	Total
		Weighted
		Average
		Grant Date
		Fair Value
	# Shares	per Share	# Shares	# Shares
December 31, 2007	180	$11.40	—	180

Vested	(45)	—	—	(45)

December 31, 2008	135	$11.40	—	135

Transfer to consultant	(75)	—	75	—

June 30, 2009	60	$11.40	75	135

     At June 30, 2009, the Company had 135,000 shares of unvested restricted common stock outstanding which would vest upon approval of the Silenor NDA by the FDA. During the six month period ended June 30, 2009, five holders of restricted stock left the Company’s employ, but continued to be eligible to vest in their 75,000 shares under consulting agreements. One of the consulting agreements expired on June 30, 2009 at which time the 15,000 unvested shares became subject to forfeiture and were repurchased by the Company at par in July 2009. The other consulting agreements expire between December 31, 2009 and March 31, 2010.
     As of June 30, 2009, the performance condition of achieving FDA approval of the NDA for Silenor was not considered probable. Accordingly, no expense was recognized as of June 30, 2009 for the 60,000 unvested shares held by current employees that would vest upon achieving this performance condition. An additional $684,000 of non-cash compensation expense would be recognized for the shares held by employees when the performance condition of achieving FDA approval of the Silenor NDA is considered probable.
     Similarly, no expense was recognized for the 75,000 unvested shares held under consulting arrangements. At June 30, 2009, the performance condition of achieving FDA approval of the Silenor NDA was not considered probable and the lowest aggregate fair value of the awards was zero. For restricted stock held by consultants, when the performance condition is considered probable of being achieved, and as the service period elapses for those awards, the fair value at that time would be recognized as a non-cash expense.
     The intrinsic value of the 135,000 aggregate shares of restricted stock outstanding at June 30, 2009 was $149,000 based on a closing stock price on such date of $1.10.
Restricted Stock Units
     The following table summarizes the Company’s RSU activity through June 30, 2009, including the weighted average grant date fair value per share used in recording share-based compensation expense for employees and directors under SFAS No. 123(R). Amounts are in thousands, except per share amounts.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

	Employee		Consultant	Total
		Weighted
		Average
		Grant Date
		Fair Value
	# Shares	per Share	# Shares	# Shares
December 31, 2007	—	$—	—	—

Granted	539	$1.21	99	638
Forfeited	—	—	—	—

December 31, 2008	539	$1.21	99	638

Granted	772	$1.25	—	772
Forfeited	—	—	(38)	(38)
Transfer to consultant	(453)	1.57	453	—
Vested	—	—	(43)	(43)

June 30, 2009	858	$1.23	471	1,329

     During the six month period ended June 30, 2009, fourteen holders of RSUs left the Company’s employ, but continue to be eligible to vest in their RSUs under consulting agreements, one of which expired June 30, 2009 and the others of which expire between December 31, 2009 and March 31, 2010. Upon expiration of consulting agreements, the unvested RSUs are forfeited.
     At June 30, 2009 the Company had 1,329,000 RSUs outstanding to employees and consultants that vest as follows (amounts are in thousands):

	Assessment at
	June 30,	Number of Shares Would Vest
Vesting Condition	2009	Employee	Consultant	Total
Upon reaching December 31, 2009	Probable	83	39	122
FDA approval of the Silenor NDA	Not Probable	83	83	166
First commercial sale of Silenor in the United States	Not Probable	529	83	612
Completion of $25 million in financing (1)	Not Probable	163	167	330
FDA approval of the Silenor NDA and rehire (2)	Not Probable	—	99	99

Total		858	471	1,329

(1)	Shares would vest six months after completing a financing or strategic transaction, or series of such transactions, resulting in an aggregate of $25 million of net unrestricted cash proceeds received by December 31, 2009.

(2)	Shares vest upon achieving both the approval of the Silenor NDA and rehire as an employee of Somaxon by December 31, 2009.
     As summarized in the table above, of the 1,329,000 unvested RSUs at June 30, 2009, the only vesting condition considered probable of occurring was reaching December 31, 2009. This first condition is a service condition and the fair value of those awards of $201,000 is being recognized over the requisite service period with $47,000 remaining to be expensed through December 31, 2009. The remaining awards all vest upon achieving performance conditions that are not considered probable of being achieved as of June 30, 2009. When the performance conditions are considered probable of being achieved, and as the service period elapses for those awards, an additional $806,000 of non-cash compensation expense would be recognized for the RSUs held by employees.
     Similarly, as of June 30, 2009, no expense was recognized for the unvested RSUs held under consulting arrangements with performance conditions not considered probable of being achieved, and the lowest aggregate fair value of the awards was zero. For RSU’s held by consultants, when the performance conditions are considered probable of being achieved, and as the service period elapses for those awards, the fair value at that time would be recognized as a non-cash expense.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     The intrinsic value of the 1,329,000 aggregate shares of unvested RSUs outstanding at June 30, 2009 was $1,462,000 based on a closing stock price of $1.10 on such date.
Stock Options
     The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,133	$9.70

Granted	1,783	$4.41
Exercised	(8)	3.00
Forfeited	(646)	7.82

Outstanding at December 31, 2008	4,262	$7.78

Granted	3,964	$1.49
Exercised	—	—
Forfeited	(4,499)	7.09
Transfer to consultant awards	(115)	7.07

Outstanding at June 30, 2009	3,612	$1.76

     The table above includes the effect of the Company’s one-time stock option exchange program that was completed on June 9, 2009. Under the program, employees and directors as of March 1, 2009 were eligible to elect to exchange all of their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of the greater of $1.00 or the closing price of the Company’s common stock on the Nasdaq Stock Market on June 9, 2009. The participants received two new options for every three options tendered for exchange. In total, 4,320,000 stock options were tendered in exchange for 2,880,000 replacement awards. The exercise price of the replacement awards was $1.23 per share, which was the closing price of the Company’s common stock on June 9, 2009. One-third of the replacement awards were vested upon grant and the remainder of the replacement stock options will vest, subject to the participant’s continued service, in equal monthly installments over the following two year period such that all the shares will be fully vested in June 2011.
     The fair value of the replacement award is generally expensed over the new award’s vesting period, except for participants under non-substantive consulting arrangements, in which case the fair value for the portion of the replacement award vesting through the end of the consulting agreement is expensed immediately upon exchange. In total, the stock option exchange program, along with the immediate vesting of one-third of the replacement awards, resulted in $658,000 of non-cash compensation expense during the second quarter of 2009. The remaining incremental fair value of the replacement awards immediately after the options were exchanged of $449,000, along with the remaining unrecognized grant date fair value of the original awards, will be recognized over the replacement award’s remaining service period of two years for employees and directors.
     No stock options were exercised during the six month period ended June 30, 2009, and 1,000 stock options with an intrinsic value of $1,000 were exercised during the six month period ended June 30, 2008. At June 30, 2009, of the 3,612,000 employee and director stock options outstanding, 1,511,000 were vested and 2,101,000 were unvested. The weighted average remaining vesting term was 1.7 years and the weighted average remaining life was 8.1 years. At June 30, 2009, the Company had unrecognized non-cash compensation expense related to stock options of $4,035,000 which is expected to be recognized over the remaining vesting term of the stock options. At June 30, 2009, all of the Company’s outstanding stock options were underwater, meaning the exercise price exceeded the underlying stock price, causing the options to have no intrinsic value.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     In addition to the stock options held by employees, by directors and under non-substantive consulting agreements, there were 89,000 and 34,000 stock options outstanding to consultants with substantive consulting agreements at June 30, 2009 and 2008, respectively. All of the 89,000 stock options were vested at June 30, 2009. No stock options were exercised by consultants for the six months ended June 30, 2009 and 2008.
Note 7. Related Party Transactions
     The Company has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors (Terrell Cobb, a principal of ProCom). The in-license agreement also provided for a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid a total of $34,000 and $60,000 for the three month period ended June 30, 2009 and 2008, respectively, and $68,000 and $124,000 for the six month period ended June 30, 2009 and 2008, respectively. Payments under the consulting arrangement ceased for Mr. Cobb in April 2008 and will cease in April 2010 for Dr. Kavey.
     As of June 30, 2009, Mr. Cobb and Dr. Kavey have an aggregate of 119,000 stock options outstanding of which 62,000 have vested. The weighted average exercise price was $3.57, and none of the stock options were exercised as of June 30, 2009. In addition, the Company has granted Mr. Cobb an aggregate of 36,000 RSUs with a weighted average grant date fair value of $0.55 per share.
     The Company’s outside legal counsel holds 13,000 shares of the Company’s common stock as a result of purchases of preferred shares which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $169,000 and $114,000 for legal services rendered by the Company’s outside counsel for the three month periods ended June 30, 2009 and 2008, respectively and $228,000 and $139,000 for the six month periods ended June 30, 2009 and 2008, respectively.
     As described more fully in Note 8, “Subsequent Events,” on July 8, 2009, Somaxon raised $6,000,000 through a private placement of 5,106,000 shares of its common stock and seven-year warrants to purchase up to 5,106,000 additional shares of its common stock. Among the investors in the private placement were a trust of which Kurt von Emster, a member of our board of directors, is a trustee and beneficiary; investment funds affiliated with Jesse I, Treu, Ph.D., a member of our board of directors; and investment funds affiliated with Kurt C. Wheeler, a member of our board of directors.
Note 8. Subsequent Events
     The Company has evaluated for disclosure in these financial statements events occurring subsequent to its Balance Sheet date through August 7, 2009 which is the date these financial statements were issued and filed with the Securities and Exchange Commission.
Common Stock Financing
     On July 8, 2009 the Company issued 5,106,000 shares of common stock at $1.05 per share and 5,106,000 warrants at $0.125 per share for aggregate gross proceeds of $6,000,000. The warrants have an exercise price of $1.155, are immediately exercisable, and expire July 7, 2016. The terms of the warrant do not include a net cash settlement provision or any other provisions that would create liability classification. Accordingly, the Company expects to include all of the proceeds, net of financing costs, within equity during the third quarter of 2009.
     In connection with the private placement, the Company has agreed to register for resale both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was filed on August 4, 2009. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     The Company may be liable for liquidated damages to holders of the common stock and warrants if the registration statement is not declared effective by October 6, 2009 (if it does not become subject to review by the SEC) or by November 5, 2009 (if it becomes subject to review by the SEC). The amount of the liquidated damages is one percent per month, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities. The Company does not believe it is probable it will be required to pay liquidated damages.
     The Company may also be liable for liquidated damages if the Company does not maintain the effectiveness of the registration statement or the listing of the common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, in each case for a period of ten consecutive days or for more than thirty days in any 365-day period. The amount of the liquidated damages is one percent per applicable ten or thirty day period, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities.
     Termination of Committed Equity Financing Facility (CEFF)
     On July 22, 2009, the Company terminated the CEFF, effective as of July 23, 2009. The Company did not issue and sell any shares of its common stock under the CEFF. The Company no longer has any obligations under the agreements relating to the CEFF. In connection with entering into the CEFF, the Company issued to Kingsbridge a warrant to purchase 165,000 shares of its common stock at the purchase price of $5.4175 per share. The warrant remains exercisable, subject to certain exceptions, until November 21, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2008 and the caption “Risk Factors” in this Form 10-Q for the quarter ended June 30, 2009.
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
     On February 25, 2009, we received a Complete Response Letter from the FDA relating to the NDA. In the Complete Response Letter, the FDA stated that the NDA could not be approved in its then-current form. The FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not request us to conduct additional clinical trials of Silenor.
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
     Based on the feedback we received at the meeting, we conducted additional analyses of our Silenor clinical data focused on the durability of subjective sleep maintenance efficacy in adults with primary insomnia. We completed these analyses and included the results in a resubmission of the NDA to the FDA submitted on June 4, 2009. The resubmission also included the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects, which were previously submitted to the doxepin investigational new drug, or IND, application. The FDA has acknowledged receipt of the resubmission for review and confirmed that the review cycle will be six months, resulting in a new FDA action date of December 4, 2009.
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

     We are a development stage company and have incurred significant net losses since our inception. As of June 30, 2009, we had an accumulated deficit of $174.3 million. We expect our accumulated deficit to continue to increase as we seek FDA approval of Silenor, seek to commercialize Silenor and potentially pursue development of other product candidates. On July 8, 2009, we completed a private placement of approximately 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to approximately 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of approximately $6.0 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from this private placement, will be sufficient to fund our operations through the expected duration of the FDA’s review of our resubmission of the Silenor NDA and through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point, or if our operating plan is modified to accelerate commercialization activities relating to Silenor. We intend to obtain any additional funding we require through strategic relationships, public or private financings, debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we are unsuccessful in our efforts to maintain sufficient financial resources, including by raising additional funds when needed, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.
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
     In March 2009, we entered into an agreement with BioTie Therapies Corp., or BioTie, to mutually terminate our license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as an offset to our license fees. In June 2009, we terminated our agreement with the University of Miami, effective as of August 15, 2009, after which we will have no further commitments under our nalmefene program.
     Research and Development Expenses
     To date, our research and development expenses consist primarily of costs associated with clinical trials managed by our contract research organizations, costs associated with our non-clinical development program for Silenor, costs associated with submitting and seeking approval of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, as well as share-based compensation expense. For the six months ended June 30, 2009, our most significant research and development costs were salaries, benefits and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor, including the conduct of our continuing two-year carcinogenicity study and the resubmission of our Silenor NDA to the FDA.
     We expense all research and development expenses to operations as incurred. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we seek NDA approval for Silenor and continue our Silenor drug development program, including the conduct of our ongoing non-clinical study.
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
     Marketing, General and Administrative Expenses
     Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. For the six month period ended June 30, 2009, our most significant marketing, general and administrative expenses were salaries and benefits, severance costs, professional service fees and share-based expense. We would anticipate increases in marketing, general and administrative expenses if Silenor is approved by the FDA and we begin preparing for its commercialization.
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
     Going Concern
     We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from our recent private placement of common stock and warrants, will be sufficient to fund our operations through the expected duration of the FDA’s review of our resubmission of the Silenor NDA and through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point, or if our operating plan is modified to accelerate commercialization activities relating to Silenor.
     We have not derived any revenue from product sales to date and we have incurred losses from operations and negative cash flows since inception. We expect our losses to continue to increase as we pursue regulatory approval of our Silenor NDA, seek to commercialize Silenor and potentially pursue development of other product candidates. We intend to obtain any additional funding we require through strategic relationships, public or private financings, debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
     If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
     The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty, except that at December 31, 2008, our outstanding debt was classified as a current liability, the debt discount and debt issuance costs were fully accreted, the final lump sum payment and fair value of the warrants issued in lieu of the prepayment penalty were fully accrued, and the related restricted cash collateralizing this debt was classified as a current asset. We repaid the entire outstanding balance of the debt in full in March 2009.
     License Fees
     To date, the costs related to patents and acquisition of our intellectual property have been expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. For instance, upon FDA approval of Silenor, we would owe a $1.0 million milestone payment to our licensor. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. As of June 30, 2009, we have not recognized this milestone in our financial statements.
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
     Research and Development Expenses
     Our research and development costs are expensed as incurred and include expenditures relating to our NDA filing, drug development costs and non-clinical studies for Silenor. Measurement of research and development expenses performed by external service providers often requires judgment as we may not have been invoiced or otherwise notified of actual costs incurred, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
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
     Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a short history from which to obtain data to estimate volatility for our stock price. Consequently, we generally estimate our expected future volatility based on comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. In estimating the expected term for our options, we applied the guidance in the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110, which provide a formula-driven approach for determining the expected term. Share-based compensation recorded in our Statement of Operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates, which would affect the amount of expense recognized during the period.
     Certain of our share-based awards would vest upon the achievement of performance conditions. Under SFAS No. 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. As of June 30, 2009, we had not recognized in our financial statements expense related to certain of our performance based awards because it was not considered probable that such performance conditions would be achieved. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.
     As a result of these subjective and forward-looking estimates, the actual value of our stock options upon exercise could differ significantly from those amounts recorded in our financial statements.
     In June 2009, we completed a one-time stock option exchange program for employees and directors as of March 1, 2009. Under the program, eligible participants were able to elect to exchange all of their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of the greater of $1.00 or the closing price of our common stock on the Nasdaq Stock Market on June 9, 2009. The participants received two new options for every three options tendered for exchange. In total, 4,320,000 stock options were tendered in exchange for 2,880,000 replacement awards. The exercise price of the replacement awards was $1.23 per share, which was the closing price of our common stock on June 9, 2009. One-third of the replacement awards were vested upon grant and the remainder of the replacement stock options will vest, subject to the participant’s continued service, in equal monthly installments over the following two year period such that all the awards will be fully vested in June 2011.
     The fair value of the replacement award is generally expensed over the new award’s vesting period, except for participants under non-substantive consulting arrangements, in which case the fair value for the portion of the replacement award vesting through the end of the consulting agreement is expensed immediately upon exchange. In total, the stock option exchange program, along with the immediate vesting of one-third of the replacement awards, resulted in $658,000 of non-cash compensation expense during the second quarter of 2009. The remaining incremental fair value of the replacement awards immediately after the options were exchanged of $449,000, along with the remaining unrecognized grant date fair value of the original awards, will be recognized over the replacement award’s remaining service period of two years for employees and directors.
     Debt and Interest Expense
     In May 2008, we entered into a loan agreement with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with entering the loan agreement, we issued warrants to purchase common stock with a value of $0.9 million allocated to equity which resulted in a corresponding debt discount. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the loan agreement. As part of the repayment, we issued to Oxford Finance Corporation 200,000 warrants to purchase common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the loan agreement. We no longer have any obligations under the loan agreement.
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
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards and tax credits may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 due to various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $0.3 million of our California net operating loss carryforwards were effectively eliminated. Additionally, $18.3 million of our federal net operating loss carryforwards, $17.3 million of our state net operating loss carryforwards and $0.9 million of our federal research and development credits were subject to the Section 382 limitation. A portion of the limited net operating loss carryforwards becomes available for use each year. At December 31, 2008, we estimate that $8.6 million of our federal net operating loss carryforwards and $7.7 million of our state net operating loss carryforwards remain limited. Net operating loss carryforwards and research and development credits generated subsequent to the ownership change are currently not subject to limitations, but could be limited in the future if additional ownership changes occur. As of August 3, 2009, we have not updated our Section 382 analysis, which was completed in conjunction with our initial public offering in December 2005.
Results of Operations
     Comparisons of the Three Months Ended June 30, 2009 and June 30, 2008
     License fees. License fees for the three months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Silenor	$—	$—	$—	0%
Nalmefene	(3)	4	(7)	(175)%

Total license fees	$(3)	$4	$(7)	(175)%

     In June 2009, we terminated our license agreement with the University of Miami effective as of August 2009, resulting in the reversal of an accrual made for amounts earned to date for an immaterial annual payment due pursuant to the terms of the license agreement. No further obligations remain under our nalmefene program as of the effective date of the termination of the University of Miami license.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Silenor development work	$135	$3,508	$(3,373)	(96)%
Personnel and other costs	465	1,849	(1,384)	(75)%
Share-based compensation expense	903	492	411	84%

Total research and development expense	$1,503	$5,849	$(4,346)	(74)%

     Research and development expense decreased $4.3 million for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 primarily due to the conduct of our cardiac study for Silenor during 2008 and a decrease in drug development activities for Silenor after completion of this study in the fourth quarter of 2008. In addition, personnel and related costs decreased in 2009 as a result of a reduction in headcount which occurred as part of cost reduction measures. This was partially offset by an increase in share-based compensation expense largely due to our one-time stock option exchange program that was completed in June 2009. One-third of the replacement awards were vested immediately upon grant, contributing to higher expense during the second quarter of 2009. In addition, certain employees whose employment was terminated during the second quarter of 2009 received acceleration of vesting and continued vesting under non-substantive consulting arrangements, which also contributed to higher share-based expenses during 2009.
     Marketing, General and Administrative Expense. Marketing, general and administrative expense for the three months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Marketing, personnel and general costs	$2,532	$3,567	$(1,035)	(29)%
Share-based compensation expense	2,107	1,001	1,106	110%

Total marketing, general and administrative expense	$4,639	$4,568	$71	2%

     Marketing, general and administrative expense increased $0.1 million for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 primarily due to an increase in share-based compensation expense largely due to our one-time stock option exchange program that was completed in June 2009. One-third of the replacement awards were vested immediately upon grant, contributing to higher expense during the second quarter of 2009. In addition, certain employees whose employment was terminated during the second quarter of 2009 received acceleration of vesting and continued vesting under non-substantive consulting arrangements, which also contributed to higher share-based expenses during 2009. Offsetting this increase is a decrease in marketing, personnel and general costs primarily due to a reduction in market preparation activities as a result of the delay in the FDA approval process for Silenor. Cost reduction measures, including the reduction in headcount and our move to a smaller corporate facility, contributed to lower expenses during 2009, but these reduced expenses were partially offset by expenses incurred as part of severance arrangements.
     Interest and Other Income. Interest and other income for the three months ended June 30, 2009 and 2008 was as follows (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Interest and other income	$2	$245	$(243)	(99)%

     Interest and other income decreased $0.2 million primarily due to lower average cash and marketable security balances as a result of our continued net operating losses and repayment of our debt in March 2009, as well as lower interest rates earned on our cash and marketable securities compared to the prior year.
     Interest and Other (Expense). Interest and other (expense) for the three months ended June 30, 2009 and 2008 was as follows (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Interest and other (expense)	$—	$(219)	$219	(100)%

     Interest and other (expense) decreased $0.2 million due to our repayment in full in March 2009 of the outstanding balance of our debt facility. We will not incur additional interest expense on this debt going forward.

     Comparisons of the Six Months Ended June 30, 2009 and June 30, 2008
     License fees. License fees for the six months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Silenor	$—	$—	$—	NA
Nalmefene	(999)	8	(1,007)	(12,588)%

Total license fees	$(999)	$8	$(1,007)	(12,588)%

     In March 2009, we and BioTie entered into an agreement to mutually terminate the license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as a reduction of license fees. In June 2009, we terminated our license agreement with the University of Miami effective August 15, 2009. No further obligations remain under our nalmefene program as of the effective date of the termination of the University of Miami license.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Silenor development work	$470	$4,301	$(3,831)	(89)%
Personnel and other costs	1,187	3,687	(2,500)	(68)%
Share-based compensation expense	1,334	1,037	297	29%

Total research and development expense	$2,991	$9,025	$(6,034)	(67)%

     Research and development expense decreased $6.0 million for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008 primarily due to the conduct of our cardiac study for Silenor during 2008 and a decrease in drug development activities for Silenor after completion of this study in the fourth quarter of 2008. In addition, personnel and related costs decreased in 2009 as a result of a reduction in headcount which occurred as part of cost reduction measures. This was partially offset by an increase in share-based compensation expense due largely to our one-time stock option exchange program that was completed in June 2009. One-third of the replacement awards were vested immediately upon grant, contributing to higher expense during the second quarter of 2009. In addition, certain employees whose employment was terminated during the second quarter of 2009 received acceleration of vesting and continued vesting under non-substantive consulting arrangements, which also contributed to higher share-based expenses during 2009.
     Marketing, General and Administrative Expense. Marketing, general and administrative expense for the six months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Marketing, personnel and general costs	$4,761	$6,448	$(1,687)	(26)%
Share-based compensation expense	3,693	2,365	1,328	56%

Total marketing, general and administrative expense	$8,454	$8,813	$(359)	(4)%

     Marketing, general and administrative expense decreased $0.4 million for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008 primarily due to a decrease in marketing, personnel and general costs that was largely driven by a reduction in market preparation activities as a result of the delay in the FDA approval process for Silenor. Cost reduction measures including the reduction in headcount and our move to a smaller corporate facility also contributed to lower expenses during 2009. This decrease is partially offset by expenses incurred as part of severance arrangements, including the acceleration of vesting and continued vesting under non-substantive consulting arrangements which contributed to higher share-based compensation expense. Share-based compensation expense also increased due to our one-time stock option exchange program that was completed in June 2009. One-third of the replacement awards were vested immediately upon grant, contributing to higher expense during the second quarter of 2009.
     Interest and Other Income. Interest and other income for the six months ended June 30, 2009 and 2008 was as follows (in thousands, except percentages).

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Interest and other income	$24	$603	$(579)	(96)%

     Interest and other income decreased $0.6 million primarily due to lower average cash and marketable security balances as a result of our continued net operating losses and repayment of our debt in March 2009, as well as lower interest rates earned on our cash and marketable securities compared to the prior year.
     Interest and Other (Expense). Interest and other (expense) for the six months ended June 30, 2009 and 2008 was as follows (in thousands, except percentages).

	Six Months Ended
	June 30,		Change
	2009	2008	Dollar	Percent
Interest and other (expense)	$(259)	$(219)	$(40)	18%

     Interest and other (expense) increased due to approximately three months of interest expense incurred to date through our repayment in full in March 2009 of the outstanding balance of our debt facility. In contrast, we entered into this obligation in May 2008, resulting in two months of interest expense during the six month period ended June 30, 2008.
Liquidity and Capital Resources
     Since inception, our operations have been financed primarily through the private placement of equity securities, our initial public offering and debt in the form of our secured credit facility, which has since been fully repaid. Through June 30, 2009, we have received net proceeds of approximately $90.0 million from the sale of shares of our preferred stock and net proceeds of $50.9 million through sales of our common stock, including the exercise of stock options.
     As of June 30, 2009, we had $1.3 million in cash and cash equivalents. On July 8, 2009, we completed a private placement of approximately 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to approximately 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of approximately $6.0 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from this private placement, will be sufficient to fund our operations through the expected duration of the FDA’s review of our resubmission of the Silenor NDA and through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point, or if our operating plan is modified to accelerate commercialization activities relating to Silenor.
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
     Cash Flows
     We expect to continue to incur losses and have negative cash flows from operations for the foreseeable future as we pursue NDA approval for Silenor, seek to commercialize Silenor and potentially pursue development of other product candidates. For the six months ended June 30, 2009, net cash used in operating activities was $6.1 million, compared to $12.4 million for the six months ended June 30, 2008. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss as we implemented cost reduction measures in response to the delay in the approval process for Silenor, as well as the receipt of $1.0 million from the termination of our nalmefene license with BioTie in March 2009.
     Our independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which these assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
     We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor or any other product candidate that we may develop. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources and through strategic transactions, the sale of other equity securities, debt financings, or assigning receivables or royalty rights.
     However, we may not be successful in obtaining required additional financing when needed. If available, financing may not be obtained on terms favorable to us or our stockholders. We also may not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. If we are unsuccessful in raising additional funds when needed, we may be required to delay, scale-back or eliminate development plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     We have an effective shelf registration statement on Form S-3 on file with the SEC. This registration statement could allow us to obtain additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of August 3, 2009, our public float was approximately 12.5 million shares, the value of which was approximately $32.0 million based upon the closing price of our common stock of $2.57 on such date. As of August 3, 2009, the value of one-third of our public float calculated on the same basis was approximately $10.7 million.
     As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected. Concern about the stability of the markets in general and the strength of counterparties specifically has led many lenders and institutional investors to reduce and in some cases cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs.
     In response to the FDA’s delay of the PDUFA date for Silenor in November 2008, the Complete Response Letter we received from the FDA in February 2009, and our meeting with the FDA in April 2009, we implemented certain cost reduction measures. From December 2008 through May 2009, we completed a reduction in our workforce which eliminated employment for 36 employees in aggregate, resulting in our current six full time employees. In addition, in November 2008, our Board of Directors amended the Director Compensation Policy to provide that non-employee directors receive their quarterly retainers for service on the Board of Directors or committees thereof and their fees for attending meetings of the Board and committees thereof in restricted stock units, or RSUs, under our 2005 Equity Incentive Award Plan in lieu of cash compensation. The compensation arrangement of David Hale, our Executive Chairman of the Board, was also amended in November 2008 so that his cash compensation for such role is payable in RSUs. Mr. Hale has since reassumed his position as our non-Executive Chairman of the Board effective June 9, 2009, and as such he is compensated for his services in RSUs under the Director Compensation Policy. In addition, we did not make a cash bonus award under our 2008 Incentive Plan. We have been and will continue working with certain of our suppliers and vendors to manage our cash expenditures relating to our operations.
     Loan and Security Agreement
     In March 2009, we repaid the entire remaining $13.7 million principal amount under our Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, together with the final payment of $0.6 million required under the Loan Agreement. In May 2008, we entered into that agreement under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with the repayment, we issued to Oxford Finance Corporation 200,000 warrants to purchase common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the Loan Agreement. We no longer have any obligations under the Loan Agreement.
     Committed Equity Financing Facility
     In May 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of our common stock, subject to certain conditions and limitations as set forth in the common stock purchase agreement. On July 22, 2009, we terminated the CEFF, effective as of July 23, 2009. We did not issue and sell any shares of our common stock under the CEFF. We no longer have any obligations under the agreements relating to the CEFF. In connection with entering into the CEFF, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock at the purchase price of $5.4175 per share. The warrant remains exercisable, subject to certain exceptions, until November 21, 2013.
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

     The following table describes our commitments to settle contractual obligations in cash as of June 30, 2009 (in thousands):

	Payments Due By Period
	Remainder of 2009	2010 through 2011	2012 through 2013	After 2013	Total
Operating lease obligations	5	16	—	—	21
Minimum payments under license agreements	—	—	—	—	—
Non-cancellable purchase orders	—	—	—	—	—

Total	$5	$16	$—	$—	$21

     In March 2009, we reduced our operating lease obligations relating to our office space by entering into an agreement to terminate our building sublease with Avnet, Inc., effective as of April 30, 2009. Under the agreement, we agreed to pay Avnet $0.6 million and transfer ownership to certain leasehold improvements and furniture and fixtures in full satisfaction of all rent and other charges, including any termination fees, payable under the sublease. In exchange, as of April 30, 2009, we have no further obligations under this lease agreement.
     In April 2009, we entered into a sublease with aAd Capital Management, L.P., or aAd, under which we are renting approximately 1,320 square feet of office space on a month-to-month basis. We paid aAd an upfront payment of $12,000, and pay $6,000 per month for rent plus other pass-thru charges for utilities. The upfront payment is non-refundable unless the sublease is terminated other than by us.
     In March 2009, we and BioTie entered into an agreement to mutually terminate our license agreement with BioTie. Pursuant to this agreement, BioTie paid us a $1.0 million termination fee. In June 2009, we terminated our license agreement with the University of Miami, effective August 15, 2009 at which time we will have no further minimum payments under license agreements.
     We are obligated to make a milestone payment of $1.0 million to ProCom One Inc. upon approval by the FDA of our NDA for Silenor, and we are also obligated to make revenue-based royalty payments. These milestone and royalty payments are not included in the table above because we cannot at this time determine when or if the related milestone will be achieved or the events triggering the commencement of payment obligations will occur.
     We have contracted with various consultants, drug manufacturers, and other vendors to assist in drug development work, including clinical trials and non-clinical studies, data analysis, the submission and regulatory review of our NDA, preparation for the potential commercial launch of Silenor, and for other general corporate and administrative matters. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination.
     In September 2008, we requested that our packaging supplier for Silenor, Anderson Packaging, Inc., or Anderson, prepare for the manufacture of commercial launch batches of finished products of Silenor by purchasing specified quantities of certain raw materials for use in such manufacturing. At Anderson’s request, in the third and fourth quarters of 2008, we submitted to Anderson written authorizations for Anderson to purchase such raw materials in an aggregate amount of $0.8 million. Pursuant to the terms of the supply agreement, Anderson will receive reimbursement for such raw materials through the purchase price for the delivery of finished packaged product, which has not occurred to date as a result of the delay in the FDA approval process for Silenor. We do not have title to such raw materials and it is our judgment that this is not a liability at this time. Accordingly, no such amounts have been recognized to date in our financial statements at June 30, 2009.
     We have employment agreements with current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment with us is terminated. In order to reduce expenditures, we terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which we paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, or 3) an insolvency event involving us, in each case provided such event occurs prior to February 15, 2010 after which the remaining severance benefits are eliminated. We paid $0.2 million upon separation and the deferred severance payments total $0.6 million. Each of the affected employees entered into a consulting agreement with us that will expire on December 31, 2009. The former employees will continue to vest in their share-based awards during the term of the consulting agreements. In total, we recorded charges totaling $1.5 million during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting agreements.
     In April 2009, in order to further reduce expenditures, we undertook a process to reduce our workforce by an additional six employees, which process was completed on May 15, 2009. Each of the terminated employees entered into a separation agreement pursuant to which we paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10.0 million, 2) a change of control, 3) an insolvency event involving us, or 4) December 31, 2010. We paid $0.2 million upon separation and the deferred severance payments total $1.1 million, including reimbursement owed for relocation costs of $0.1 million. Each of the affected employees entered into a consulting agreement with us that will expire at the end of the tenth month following the termination date. The former employees will continue to vest in their share-based awards during the term of the consulting agreement. In total, we recorded charges during the second quarter of 2009 in conjunction with this reduction in workforce totaling $3.0 million for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
     The following table summarizes the severance benefits, excluding share-based charges, for the terminated employees (amounts in thousands).

	Three months ended	Six months ended
	June 30,	June 30,
	2009	2009
Beginning severance liability	$632	$—
Severance benefits incurred	1,372	2,177
Severance benefits paid	(277)	(450)
Ending severance liability	$1,727	$1,727

     Off-Balance Sheet Arrangements
     As of June 30, 2009, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 166 Accounting for Transfers of Financial Assets an Amendment to SFAS No. 140, which is effective for the first reporting period beginning after November 15, 2009. SFAS No. 166 eliminates qualified special purpose entities. SFAS No. 166 provides more stringent criteria for transferred financial assets to qualify as a sale and for the de-recognition of financial assets if interest in the asset remains after the transfer. We do not anticipate that the adoption of SFAS No. 166 will have a material impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R), which is effective for the first reporting period beginning after November 15, 2009. SFAS No. 167 requires analysis of whether variable interest entities are consolidated into a company’s financial statements. Consolidation is appropriate if the company is the primary beneficiary of the variable interest entity which occurs if the company has both: 1) the power to direct most significant activities, and 2) the potential to absorb most of the losses or benefits from performance by the variable interest entity. SFAS No. 167 requires ongoing reassessment as to whether a variable interest entity should be consolidated. We do not anticipate that the adoption of SFAS No. 167 will have a material impact on our financial statements.

     In June 2009, the FASB issued SFAS No. 168 FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is effective for the first reporting period beginning after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles, along with rules and interpretive releases from the SEC. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our financial statements.
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
     Our cash, cash equivalents and marketable securities at June 30, 2009 consisted primarily of money market funds. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

     Over the last year, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effect on various securities markets. Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. While we believe our cash and cash equivalents are well diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is both our principal executive officer and our principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In May 2009, the employment of our Chief Financial Officer was terminated as part of our cost reduction efforts. Upon such termination, our Chief Executive Officer began serving as both our principal executive officer and our principal financial officer.
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
     On July 8, 2009, we completed a private placement of approximately 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to approximately 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of approximately $6.0 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from this private placement, will be sufficient to fund our operations through the expected duration of the FDA’s review of our resubmission to the Silenor NDA and through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point, or if our operating plan is modified to accelerate commercialization activities relating to Silenor.
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
     We intend to obtain any additional funding we require through strategic relationships, public or private financings, debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all.
     If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to product candidates at an earlier stage of development, renegotiate less favorable terms than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.
     If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

     Our independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
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
     There can be no assurance that regulatory approval by the FDA will be obtained for Silenor. A failure to obtain requisite FDA approval or to obtain approval of the label that we have proposed will delay or preclude us from marketing Silenor or limit its commercial use, and would have a material and adverse effect on our business, financial condition and results of operations.
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
     Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA was expected to complete its review and provide an action letter with respect to the NDA for Silenor as of December 1, 2008. Prior to December 1, 2008, the FDA informed us that it would not be able to complete its review by this date and indicated that its review would be extended for up to three additional months, resulting in a new PDUFA date of February 28, 2009. On February 25, 2009, we received a Complete Response Letter from the FDA relating to the NDA. The FDA stated that based on its review the NDA could not be approved in its then-current form.
     In the Complete Response Letter the FDA raised a number of issues relating to the interpretation of the efficacy data contained in the NDA and indicated that the FDA was open to a discussion of these concerns. The FDA did not request us to conduct additional clinical trials of Silenor.
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
     Based on the feedback we received at the meeting, we conducted additional analyses of our Silenor clinical data focused on the durability of subjective sleep maintenance efficacy in adults with primary insomnia. We completed these analyses and included the results in a resubmission of the NDA to the FDA which was submitted on June 4, 2009. The resubmission also included the results of our completed clinical trial of doxepin that evaluated the potential for ECG effects, which was previously submitted to the doxepin IND application. The FDA has acknowledged receipt of the resubmission for review and confirmed that the review cycle will be six months, resulting in a new FDA action date of December 4, 2009.

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
     The information included in the NDA for Silenor, including the data obtained from our non-clinical testing and clinical trials of this product candidate are susceptible to varying interpretations. The FDA’s interpretation of the information included in the Silenor NDA, or submitted during the review of the NDA could cause the FDA to impose additional requirements on us as a condition to obtaining regulatory approval. In addition, we may voluntarily undertake additional work if we feel it would be beneficial to support regulatory approval or our proposed labeling for Silenor. The additional requirements or voluntary undertakings could include additional non-clinical testing or clinical trials, analyses of previously-submitted non-clinical or clinical data, post-marketing studies and surveillance or other requirements. If during the review the FDA requests or we otherwise provide additional information or clarification regarding information already submitted, the review process may be further extended by the FDA, or regulatory approval could be limited or prevented.
     If the FDA’s evaluations of the NDA and our clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not sufficiently satisfied with the information in the NDA to issue an approval letter, the FDA will issue another Complete Response Letter, which typically would describe all of the specific deficiencies that the FDA has identified in the NDA and, when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.
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
     Additionally, the FDA has directed manufacturers of all antidepressant drugs to revise their product labels to include a boxed, or “black box,” warning and expanded warning statements regarding an increased risk of suicidal thinking and behavior in children, adolescents and young adults being treated with these drugs. The active ingredient in Silenor, doxepin, is used in the treatment of depression and the package insert includes such a “black box” warning statement. Although Silenor is not intended to be indicated for or used in the treatment of depression and our proposed dosage for insomnia is less than one-tenth of that of doxepin for the treatment of depression, and although we have not evaluated and do not currently intend to seek regulatory approval for Silenor for the treatment of insomnia in children or adolescents, we cannot be sure that a similar warning statement will not be required.

     Recently the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. While such complex sleep behaviors were not observed in our clinical program for Silenor, it is unclear how and to what extent, if any, these requests and recommendations will affect Silenor.
     Further, some of the drugs that Silenor will compete with if it is approved by the FDA, including Ambien, Ambien CR, Lunesta and Sonata, have been designated by the DEA as Schedule IV controlled substances. Although doxepin, at higher dosages than we have incorporated in Silenor, is not currently and has never been a Schedule IV controlled substance and the FDA has indicated in correspondence relating to our pre-NDA meeting for Silenor that it will recommend that it not be a Schedule IV controlled substance, we cannot be certain that Silenor will be a non-scheduled drug until the FDA and U.S. Drug Enforcement Agency have made final determinations on the matter. In our market research, physicians indicated that they limit their prescribing of Schedule IV controlled substances and that they would most likely increase their prescribing of insomnia medications if those medications were proven to be as effective as the market leading products without having the associated side effects or risk of addiction.
     Silenor and any other product candidate that we develop will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, as a condition to any approval of the NDA for Silenor, the FDA is likely to require us to develop a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. In addition, the FDA may require modifications to a REMS at a later date if new safety information warrants it. Any requirements imposed by the FDA may require substantial expenditures, and may delay the approval or potential commercialization of the product.
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
     If Silenor is approved by the FDA, the commercialization process will require the expenditure by us of substantial resources. We would seek such additional required funding through various means. There can be no assurance, however, that such financing will be available on reasonable terms, if at all. If adequate funds are not available, we may be required to delay or cancel planned commercialization activities, the effectiveness of such activities may be adversely impacted or we may be required to enter into one or more outsourcing or strategic transactions relating to such activities on less favorable terms than we would otherwise choose.
     If we pursue a relationship with a strategic collaborator or contract sales organization to facilitate our sales efforts, we may not be able to identify a counterparty with adequate capabilities or capacity. In addition, we may not be able to enter into agreements with any such entity on commercially reasonable or acceptable terms, or at all. To the extent that we enter into any such arrangements with third parties, any revenues we receive from sales of our products in the markets covered by such arrangements will depend upon the efforts of such third parties, which in many instances will not be within our control. Any failure by any such strategic collaborator or contract sales organization to effectively sell our products could adversely affect our business.
We expect intense competition in the insomnia marketplace for Silenor and any other product candidate that we develop, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our product candidates are intended to treat.
     We are developing Silenor for the treatment of insomnia, which will compete with well established drugs for this indication, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Sepracor Inc.’s Lunesta, all of which are GABA-receptor agonists, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.
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
     Transcept Pharmaceuticals, Inc. submitted an NDA for a low-dose sublingual tablet formulation of zolpidem in 2008, and Transcept recently announced that it expects FDA action relating to the NDA on or before October 31, 2009.
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
     Actelion Pharmaceuticals Ltd. initiated a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2007 and expects results from this clinical trial in the second half of 2009. Actelion and GlaxoSmithKline have entered into a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.
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
     It is also possible that other legislative proposals will be adopted, particularly in view of the new presidential administration. For example, the new presidential administration has proposed a budget that would include significant amounts to finance the reform of the U.S. healthcare system. The U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs by, among other things, limiting the level of reimbursement for pharmaceuticals. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payor system to a single payor system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing, changes in government reimbursement, an accelerated approval process for “follow-on” biologics, legalization of commercial drug importation into the U.S., and involuntary approval of medicines for OTC use. As a result of new proposals, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.
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
     In addition, third-party payors are increasingly challenging the prices charged for medical products and services. Also, current and any future legislative proposals to reform health care or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we develop or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could harm our ability to market our products and significantly reduce our revenues from the sale of any approved product.
We may need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of August 3, 2009 we had six full-time employees. If Silenor is approved by the FDA and we meaningfully participate in its commercialization, we may need to recruit and train a substantial number of sales and marketing personnel to support the commercialization effort. Our management and personnel, systems and facilities currently in place may not be adequate to support this or other future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     On July 8, 2009, we completed a private placement of approximately 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to approximately 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of approximately $6.0 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the proceeds from this private placement, will be sufficient to fund our operations through the expected duration of the FDA’s review of our resubmission to the Silenor NDA and through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point, or if our operating plan is modified to accelerate commercialization activities relating to Silenor.

     To the extent that we raise any required additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any such dilution of the holdings of our current stockholders may result in downward pressure on the price of our common stock.
     Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
     Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase approximately 5.1 million shares of our common stock. In addition, in connection with our CEFF transaction with Kingsbridge and the secured loan transaction with Silicon Valley Bank and Oxford Finance Corporation, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock, we issued to Silicon Valley Bank a warrant to purchase 80,000 shares of our common stock and we issued to Oxford Finance Corporation a warrant to purchase 159,000 shares of our common stock. In connection with the repayment of our secured loan in March 2009, we issued to Oxford Finance Corporation an additional warrant to purchase 200,000 shares of our common stock. To the extent that any of these warrants, or any additional warrants that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
     If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
     In addition, rules and regulations of the Securities and Exchange Commission, or SEC, or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of August 3, 2009, our public float was less than $75 million.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability and, we will need substantial additional financing to operate our business.
     We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $10.7 million for the six months ended June 30, 2009, $37.2 million for the year ended December 31, 2008, and $26.4 million for the year ended December 31, 2007. We expect to continue to incur significant operating and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
     In addition, our independent auditors’ report for the year ended December 31, 2008 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
Our quarterly operating results may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of Silenor or any other product candidate that we develop;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	non-cash charges which we incur, including relating to share-based compensation;

•	regulatory developments; and

•	commercialization activities relating to Silenor, if it is approved by the FDA, or any other product candidate that we may develop, or commercialization activities of our competitors.
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
     Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. In our July 2009 private placement of equity securities, we agreed with the investors to file a registration statement covering the resale of the common stock they purchased and the common stock underlying the warrants they purchased. We filed a registration statement on Form S-3 relating to the resale of such shares on August 4, 2009.
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. On June 9, 2009 we completed a one-time offer to exchange options to purchase shares of our common stock having an exercise price greater than $1.00 per share outstanding under our 2004 Equity Incentive Award Plan and 2005 Equity Incentive Award Plan, or the 2005 Plan, for replacement options to purchase a lesser number of shares of our common stock to be granted under the 2005 Plan. The exchange offer was open to our employees and directors as of March 1, 2009. Pursuant to the exchange offer, we accepted for exchange eligible options to purchase an aggregate of 4,320,000 shares of our common stock, representing 87% of the total shares of common stock underlying options eligible for exchange in the offer. The weighted average exercise price of the options tendered for exchange was $6.98. We granted, under the 2005 Plan, replacement options to purchase an aggregate of 2,880,000 shares of common stock in exchange for the eligible options tendered and accepted pursuant to the offer. The exercise price per share of each replacement option granted in the option exchange is $1.23.
     In addition, certain of our directors, executive officers and large stockholders have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of common stock. If any of these events causes a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through August 3, 2009, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.
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
     If we are unable to comply with the minimum requirements for listing on the Nasdaq Capital Market, we may be delisted from the Nasdaq Capital Market, which would likely cause the liquidity and market price of our common stock to decline.
     Our stock is listed on the Nasdaq Capital Market. In order to continue to be listed on the Nasdaq Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock, a public float of $1.0 million, and either $2.5 million in stockholders equity or a market capitalization of $35 million. While we believe that we are currently in compliance with these standards, we did not meet the stockholders equity or market capitalization standards as of June 30, 2009, and it is possible that we may fail to be in compliance in the future.
     If the Nasdaq Stock Market provides us with a notice of non-compliance, we may provide a plan to achieve and sustain compliance with continued listing requirements. If we submit the plan and it is accepted by Nasdaq, Nasdaq may grant us a period of up to 105 days from the date of the notice of non-compliance within which to regain compliance with the listing requirements. If Nasdaq determines that our plan is not sufficient to achieve and sustain compliance, or if we are unable to achieve compliance within such period, Nasdaq will provide written notice that our securities will be delisted. At such time, we may appeal the decision to a Nasdaq Listing Qualifications Panel. If that appeal is unsuccessful, our securities would be delisted.
     If we were to be delisted from the Nasdaq Capital Market, trading, if any, in our shares may continue to be conducted on the Over-the-Counter Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital in an already challenging capital market.
     If we are unable to obtain an effective registration statement for the resale of shares under our recently completed private placement, or if we are delisted from the Nasdaq Capital Market, Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, we may be required to pay liquidated damages.
     On July 8, 2009 we issued approximately 5.1 million shares of common stock at $1.05 per share and warrants to purchase up to approximately 5.1 million additional shares of common stock at $0.125 per share for aggregate gross proceeds of approximately $6.0 million. In connection with the private placement, we agreed to register for resale both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was filed on August 4, 2009. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.
     We may be liable for liquidated damages to holders of common stock purchased under this July 2009 private placement if the registration statement is not declared effective by October 6, 2009 (if it does not become subject to review by the SEC) or by November 5, 2009 (if it becomes subject to review by the SEC). The amount of the liquidated damages is one percent per month, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities.
     We may also be liable for liquidated damages if we do not maintain the effectiveness of the registration statement or the listing of our common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, in each case for a period of ten consecutive days or for more than thirty days in any 365-day period. The amount of the liquidated damages is one percent per applicable ten or thirty day period, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities.
If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.
     As of August 3, 2009, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 70% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
     Based on our recurring losses, negative cash flows from operations and working capital levels, we will have to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
     Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. For example, on July 8, 2009, we completed a private placement of approximately 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to approximately 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of $6.0 million. This offering resulted, and future equity issuances will result, in dilution to investors. In addition, the exercise of outstanding options or warrants, including the warrants issued in our recent private placement, and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.
We expend substantial costs and management resources as a result of laws and regulations relating to corporate governance matters.
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. In June 2007, the Public Company Accounting Oversight Board approved Auditing Standard No. 5, and at the same time, the SEC issued guidance for management for complying with the requirements of Section 404. This auditing standard and the related management guidance provides a more risk-based approach to compliance and testing under Section 404. However, we still expect to incur substantial costs and to devote significant resources to corporate governance matters. In addition, as a result of the workforce reductions we undertook in order to reduce expenses, the efforts required to comply with Section 404 and the other corporate governance laws and regulations applicable to us are being undertaken by a smaller number of people. For example, in May 2009 the employment of our Chief Financial Officer was terminated for purposes of reducing expenses, resulting in our Chief Executive Officer undertaking the roles of both principal executive officer and principal financial officer. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     We had no unregistered sales of equity securities in the quarter ended June 30, 2009.
     On July 8, 2009, we issued approximately 5.1 million shares of our common stock at a purchase price of $1.05 per share pursuant to a private placement transaction. In addition to the shares of common stock, warrants to purchase up to approximately 5.1 million additional shares of our common stock were also issued as part of the transaction at a price of $0.125 per warrant. Each warrant has a seven-year term and is exercisable in cash or by net exercise for one share of common stock at a price of $1.155. The securities sold in the private placement were not registered under the Securities Act of 1933, as amended, or any state securities laws, and were sold pursuant to Regulation D of the Securities Act. The purchasers in the offering consisted of new investors and our existing stockholders, including investors affiliated with three of our directors.
     On August 4, 2009, we filed a registration statement on Form S-3 to register the approximately 5.1 million shares of common stock issued in the private placement and the approximately 5.1 million shares of common stock issuable upon exercise of the warrants. The SEC may limit the number of securities that are eligible to be included in such registration statement. In such case, we will file one or more additional registration statements covering the remainder of the securities promptly after registration of such securities is permissible under SEC rules and interpretations.
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
     As of June 30, 2009, we had used $49.6 million of the net proceeds from our initial public offering. Approximately $19.5 million was used in the development of Silenor, the preparation of the NDA submission for Silenor and activities to prepare for the potential commercialization of Silenor. An additional $1.0 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements. Another $2.0 million was used to pay interest, debt issuance costs, and a final payment fee related to our loan obligation which was fully repaid in March 2009. An additional $27.1 million was used to fund our working capital requirements and for general corporate purposes. We have invested the remaining proceeds from the offering in money market funds. We intend to use the remaining proceeds to fund our ongoing non-clinical studies and other requirements to support the potential approval of our NDA for Silenor and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     The following table contains information relating to the repurchases of our common stock made by us in the second quarter of 2009. Amounts are in thousands, except per share amounts.

			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2009	—	$—	—	—
May 1-31, 2009	—	—	—	—
June 1-30, 2009 (1)	4,320	—	—	—

Total	4,320	$—	—	—

(1)	On June 9, 2009 we completed a one-time offer to exchange options to purchase shares of our common stock having an exercise price greater than $1.00 per share outstanding under our 2004 Equity Incentive Award Plan and 2005 Equity Incentive Award Plan, or the 2005 Plan, for replacement options to purchase a lesser number of shares of our common stock to be granted under the 2005 Plan. The exchange offer was open to our employees and directors as of March 1, 2009. Pursuant to the exchange offer, we accepted for exchange eligible options to purchase an aggregate of 4,320,000 shares of our common stock. We granted, under the 2005 Plan, replacement options to purchase an aggregate of 2,880,000 shares of common stock in exchange for the eligible options tendered and accepted pursuant to the offer. The exercise price per share of each replacement option granted in the option exchange is $1.23.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2009 Annual Meeting of Stockholders was held on June 9, 2009 during which our stockholders voted on and approved the following proposals:
     Proposal 1: To elect the following nominees as Class I directors:

Name	Class	Term Expires	Votes For	Votes Withheld
Terrell A. Cobb	I	2011	15,366,891	515,822
Erle T. Mast	I	2011	15,728,653	154,060
Thomas Wiggans	I	2011	15,365,331	517,382
     The following Class II and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year noted:

Name	Class	Term Expires
Richard W. Pascoe	II	2010
Jesse I. Treu, Ph.D.	II	2010
Kurt von Emster	II	2010
David F. Hale	III	2011
Michael L. Eagle	III	2011
Kurt Wheeler	III	2011
     Proposal 2: To approve an amendment and restatement to the 2005 Plan to obtain approval of the material terms of performance goals under the plan to preserve our ability to deduct compensation associated with future performance-based awards made under the plan to certain executives.

			Broker
For	Against	Abstain	Non-Vote
10,658,656	1,509,771	7,800	3,706,486

     Proposal 3: To approve a one-time stock option exchange program under which eligible participants who hold options to purchase our common stock having exercise prices in excess of $1.00 per share will be given a one-time opportunity to exchange the eligible options for the grant of a lesser number of replacement stock options with lower exercise prices to be granted under the 2005 Plan.

			Broker
For	Against	Abstain	Non-Vote
13,775,047	2,057,626	50,038	0
     Proposal 4: To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.

			Broker
For	Against	Abstain	Non-Vote
15,777,445	98,984	6,283	0
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(2)	Amended and Restated Bylaws of the Registrant
4.1(3)	Form of the Registrant’s Common Stock Certificate
4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6(6)	Warrant dated March 11, 2009 issued to Oxford Finance Corporation
10.1	Separation Agreement between the Registrant and Susan E. Dubé dated April 14, 2009.
10.2 (7)	Sublease between the Registrant and aAd Capital Management, L.P. dated April 22, 2009.
10.3 (7)	Sublease Amendment and Termination Agreement between the Registrant and Avnet, Inc. dated April 23, 2009.
10.4	Separation Agreement between the Registrant and James J. L’Italien dated May 1, 2009.
10.5	Separation Agreement between the Registrant and Meg M. McGilley dated May 14, 2009.
10.6 (8)	Amended and Restated 2005 Equity Incentive Award Plan
31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.
(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007
(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.
(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.
(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.
(6)	Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(7)	Filed with Registrant’s Current Report on Form 8-K on April 24, 2009.
(8)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009 (as Appendix A).
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2009

/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Duly Authorized Officer and Principal Financial Officer)