Form 10-K
period 2009-12-31
Somaxon Pharmaceuticals, Inc.
filed 2010-03-19
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Stevens Avenue, Suite 210, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)
(858) 480-0400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq Capital Market
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
Yes ☐          No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $1.10 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 18, 2010 was 25,892,553.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

i

PART I
Forward-Looking Statements
Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our ability to raise sufficient capital to meet U.S. Food and Drug Administration, or FDA, requirements and otherwise fund our operations, and to meet our obligations to parties under financing agreements, and the impact of any such financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including the potential to be required to restructure the company or to be unable to continue as a going concern; our ability to successfully commercialize Silenor; the potential to enter into and the terms of any commercial partnership or other strategic transaction relating to Silenor; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the timing and results of non-clinical studies and post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; our ability to operate our business without infringing the intellectual property rights of others; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent commercialization, or that could result in recalls or product liability claims; our ability to ensure adequate and continued supply of Silenor to successfully launch commercial sales or meet anticipated market demand; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the market potential for insomnia treatments, and our ability to compete within that market; our products, our expected future revenues, operations and expenditures and projected cash needs; and other risks detailed below in Part I — Item 1A “Risk Factors.”
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Corporate Information
We were incorporated in Delaware in August 2003. Our principal executive offices are located at 420 Stevens Avenue, Suite 210, Solana Beach, CA 92075, and our telephone number is (858) 480-0400. Our website address is www.somaxon.com. The information on, or accessible through, our website is not part of this report. Unless the context requires otherwise, references in this report and the information incorporated herein by reference to “Somaxon,” “we,” “us” and “our” refer to Somaxon Pharmaceuticals, Inc.
We have received a trademark registration from the U.S. Patent and Trademark Office, or USPTO, for our corporate name, SOMAXON PHARMACEUTICALS, for use in connection with pharmaceutical preparations for the treatment of neurological, psychiatric and rheumatologic disorders. We have obtained foreign trademark registrations for the trademark SOMAXON PHARMACEUTICALS in Europe, Canada, Japan and Australia. We have received trademark registrations for the trademark SILENOR in the U.S., Europe and Canada. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.
Item 1. Business
Overview
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. On March 18, 2010, the FDA notified us that it approved our New Drug Application, or NDA, for Silenor® (doxepin) 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance.
We believe that Silenor is highly differentiated from currently available insomnia treatments, and could have significant advantages in a large and growing market. Based on data from IMS Health, in 2009 the prescription market for the treatment of insomnia grew approximately 5% compared to 2008 to more than 67 million prescriptions. According to IMS Health, the insomnia market accounted for more than $2 billion in sales in 2009.

We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor.
Silenor for Insomnia
It is estimated that approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that approximately 20% of those who suffer from insomnia are treated with prescription medications. Silenor was approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance in March 2010. We believe that Silenor has the potential to offer significant benefits to patients with insomnia.
We in-licensed the patents and the development and commercial rights to Silenor and we are preparing for the commercial launch of this product in the U.S. market. Silenor is an oral tablet formulation of doxepin at strengths of 3 mg and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day and is indicated for the treatment of depression and anxiety. Doxepin has a well-established safety profile, but it has a range of pharmacologic effects at high doses that were not observed in our clinical development program. Our clinical development program for Silenor included four Phase 3 clinical trials, and the primary efficacy endpoint achieved statistical significance in each trial. Our clinical trials for Silenor also demonstrated a favorable safety and tolerability profile, including a low dropout rate, an adverse event profile comparable to placebo, no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects.
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
Our Strategy
Our goal is to be a leading specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates in the central nervous system therapeutic area. Our near-term focus is preparing for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor. Specifically, we intend to:
•	Maximize the value of Silenor. Silenor was approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance in March 2010. We believe that Silenor is highly differentiated from currently available insomnia treatments and could have significant advantages in a large and growing market. We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.

•	Selectively evaluate other products and late-stage product candidates that are differentiated. We intend to selectively evaluate products and product candidates that are differentiated and meet unmet medical needs in the central nervous system therapeutic area. We believe this therapeutic area is an excellent focal point for a specialty pharmaceutical company, as drugs treating diseases and disorders of the central nervous system represent significant market opportunities. To reduce risks, costs and time-to-market, we would focus our efforts on currently-marketed products and late-stage product candidates.

•	Establish collaborations and outsourcing arrangements. We intend to seek opportunities to enter into strategic collaborations and outsourcing arrangements to drive growth and profitability. We believe that leveraging the capabilities of third parties will allow us to add efficiency to our operations and expand our commercial reach, including potentially outside of the United States.

Silenor (doxepin) for Insomnia
Disease Background and Market Opportunity
Sleep is essential for human performance, general health and well-being. Insomnia, the most common sleep complaint across all stages of adulthood, is a condition characterized by difficulty falling asleep, waking frequently during the night or too early, or waking up feeling unrefreshed. It is estimated that approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that only approximately 20% of those who suffer from insomnia are currently treated with prescription medications. Chronic insomnia, insomnia lasting more than four weeks, is often associated with a wide range of adverse conditions, including mood disturbances, difficulties with concentration and memory, and certain cardiovascular, pulmonary and gastrointestinal disorders. Chronic sleep deprivation has also been associated with an increased risk of depression, diabetes and obesity, among other disorders. The National Institutes of Health 2005 State-of-the-Science Conference statement on the treatment of insomnia stated that estimates placed the direct and indirect annual costs of chronic insomnia at tens of billions of dollars, but cautioned that such estimates were based on many assumptions and varied extensively.
The U.S. market for prescription products to treat insomnia grew to approximately 67 million prescriptions in 2009 according to IMS Health, a growth rate of 5% for the year. According to IMS Health, the insomnia market accounted for more than $2 billion in sales in 2009.
The current market-leading prescription products for the treatment of insomnia include GABA-receptor agonists such as Ambien, zolpidem, the generic form of Ambien, in various formulations, Ambien CR, a controlled-release formulation of Ambien, Lunesta, Sonata and zaleplon, the generic form of Sonata, in various formulations, melatonin agonists such as Rozerem, several hypnotic benzodiazepines such as temazapam (Restoril) and flurazepam (Dalmane), and sedating antidepressants such as trazodone (Desyrel).
According to physicians that we surveyed in our market research, one of the primary reasons they prescribe sedating antidepressants for the treatment of insomnia is that they generally are not associated with the risk of dependency. As a result, they are not Schedule IV controlled substances, and they may be administered for long periods of time. As an example, it is estimated that the majority of trazodone prescriptions are prescribed off-label for the treatment of insomnia.
In our market research, physicians indicated that they would prefer to prescribe sleep medications for their patients that provided a full seven to eight hours of sleep, that removed any risk of dependency and that minimized known side effects of many of the currently prescribed products such as memory impairment, hallucinations and complex sleep behaviors. Our Phase 3 clinical trial program for Silenor demonstrated that patients slept seven to eight hours with no evidence of dependence, tolerance, withdrawal, memory impairment, hallucinations or complex sleep behaviors. When presented with this product profile, the surveyed physicians indicated that Silenor could become the most widely prescribed insomnia product in their practice.
We believe that the introduction of new prescription treatments having different clinical profiles from currently marketed products, coupled with the increased awareness at both the patient and physician levels that chronic sleep deprivation can lead to deleterious health consequences, will translate into an increase in the treatment of insomnia and resultant prescription market growth.
Limitations of Current Therapies
According to a recent Sleep in America Poll, 65% of respondents reported experiencing insomnia symptoms a few nights a week. In addition, 71% of respondents often experienced awakenings during the night or waking up too early without being able to go back to sleep (sleep maintenance), and 26% had difficulty falling asleep (sleep onset). Historically, insomnia therapies have addressed sleep onset rather than sleep maintenance and duration. Only recently have therapies been approved with indications for sleep maintenance, although the ability of available drugs to maintain sleep throughout the night without unwanted next-day residual effects remains limited.
While there are a number of products currently available for the treatment of insomnia, we believe that the market is still underserved due in part to the limitations of current therapies. Our market research indicates that only 25% of patients being treated for insomnia with prescription medications claimed they were very satisfied with their current treatment. The high level of dissatisfaction is frequently attributed to characteristics associated with many of the currently marketed products. For example, 41% of patients claimed that their medication did not provide them with a full night’s sleep, almost one-third of patients claimed they woke feeling groggy, and 33% claimed to have suffered from memory impairment at some time after taking medication, with almost 80% reporting that they found memory lapse somewhat or very scary. Additionally, 24% of patients on prescription insomnia medication claimed that they were dependent on their medication and could not sleep without it.

As noted above, millions of people with insomnia currently do not take prescription medications to treat their disorder. In our market research, 28% of people suffering from insomnia cited fear of addiction as the reason they did not seek prescription treatment, which was the most cited reason. Almost 10% of respondents suggested they do not use prescription treatments because they are worried about safety issues. Many of these people take over-the-counter, or OTC, medication in an attempt to help them sleep. However, in our market research almost one-third of patients claimed their OTC medications did not work for them and 25% claimed that they woke feeling groggy.
In our market research, when consumers were asked their most favored prescription insomnia treatment attributes, the leading responses included:
•	the ability to have a full night’s sleep, defined as seven to eight hours,

•	the ability to wake feeling refreshed without next day residual effects,

•	the ability to take the product over long periods of time without the risk of dependency, and

•	the removal or limitation of concerns about side effects, such as memory impairment.
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
All drugs approved for the treatment of insomnia that act via the GABA receptors, as well as benzodiazepines and other GABA-receptor agonists, are deemed by the FDA and the DEA to have a potential for abuse and are classified by the DEA as Schedule IV controlled substances. As a result, many physicians are reluctant to prescribe, and patients are reluctant to take, scheduled drugs for chronic use in treating insomnia. The prescribing of a Schedule IV controlled substance brings scrutiny from the DEA and other regulatory bodies, and requires unique and burdensome registration and administrative controls. We believe that many physicians are uncomfortable prescribing controlled substances, especially when treating a patient with a history of addiction or when other effective, non-scheduled treatment options are available.
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
Silenor and its Advantages
We believe that Silenor offers a number of advantages:
•	Non-scheduled. Because Silenor is not a Schedule IV controlled substance, it will be able to be freely sampled, facilitating initial physician and patient trial.
•	Safety and tolerability. In our clinical trials for Silenor, there was a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects, and we did not observe any amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects or any effect on QT interval prolongation. In addition, high-dose doxepin has been prescribed for over 40 years for depression at up to 50 times our proposed maximum dosage for the treatment of insomnia.
•	Efficacy. The FDA has approved Silenor for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor is the first and only non-scheduled prescription sleep medication approved by the FDA for the treatment of the most commonly reported nighttime symptoms of insomnia: waking frequently during the night and/or waking too early and being unable to return to sleep (sleep maintenance). Silenor is approved for the treatment of both transient (short term) and chronic (long term) insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients.

Silenor is an oral tablet formulation of doxepin at strengths of 3 mg and 6 mg. Doxepin belongs to a class of psychotherapeutic agents known as dibenzoxepin tricyclic compounds. Doxepin was first approved by the FDA in 1969 and was originally marketed by Pfizer Inc. under the brand name Sinequan. Doxepin is currently available in oral capsule form for depression and anxiety at strengths ranging from 10 mg to 150 mg, and in solution form at a concentration of 10 mg/mL. Therapeutic dosages of doxepin for its indicated uses range from 75 mg to 300 mg daily, and at these dosages, doxepin exhibits potent sedative properties. However, the available strengths of doxepin are seldom used in the treatment of insomnia as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS data, doxepin accounted for less than 0.1% of the insomnia prescriptions written during 2009. We believe that doxepin at low dosages does not exhibit the same pharmacologic effects as high-dose doxepin, and in our clinical development program we observed a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects. It has been hypothesized that doxepin’s sleep promoting effects derive primarily from potent H1 histamine-blocking properties. It is believed that the drug does not work via any of the GABA receptors and, according to its FDA-approved labeling, does not appear to have any potential for dependency, addiction or abuse.
Regulatory Status and Non-clinical Development Program
We submitted our NDA for Silenor under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, an approach to seek regulatory approval for, among other things, new indications of drugs which have previously been approved by the FDA. The process allows a company to rely on published literature reports or the FDA’s findings of safety and efficacy for a previously-approved drug for which the company does not have a right of reference. Filers relying on this approach may not be required to duplicate some previously conducted research, accordingly saving time and money. On March 18, 2010, the FDA notified us that it approved our NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. We qualified for a three-year exclusivity period for Silenor beginning on the approval date.
In connection with the approval of our NDA for Silenor, the FDA imposed requirements upon us. The FDA has required us to implement a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide and a timetable for assessment of its effectiveness. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to the Pediatric Research Equity Act of 2003, or PREA, and to submit the final results of this trial by March 2015.
We are required to complete and submit the results of the standard two-year carcinogenicity study that the FDA requested us to conduct in May 2006. We initiated our two-year rat carcinogenicity study in August 2007, and we expect the study report in the second quarter of 2010.
Commercialization Strategy
We believe that the commercial success of Silenor will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. IMS Health data indicates that psychiatrists, neurologists and sleep specialists represent more than 30% of the total prescriptions for the top deciles of prescribers of insomnia treatments.
We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor. However, we cannot assure you that we will complete any strategic transaction, or that, if completed, any strategic transaction will be successful or on attractive terms.
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
As consideration for the license, we paid $0.1 million as an option payment and $0.4 million as the first milestone payment for a total of $0.5 million for the period ended December 31, 2003. We paid $0.5 million in January 2005 and an additional $0.5 million in December 2006 in connection with the achievement of milestones. The approval of the Silenor NDA by the FDA in

March 2010 triggered an additional $1.0 million payment obligation to ProCom. We are also obligated to pay a royalty on worldwide net sales of the licensed products. We have the right to grant sublicenses to third parties. We also issued 84,000 shares of common stock to ProCom One contemporaneously with our Series A preferred stock financing.
In October 2006, we entered into a supply agreement pertaining to a certain ingredient used in our formulation for Silenor. In August 2008, we amended our supply agreement to provide us with the exclusive right to use this ingredient in combination with doxepin. As part of the amendment, we made an upfront license payment of $0.2 million and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.
Intellectual Property
We are the exclusive licensee of four U.S. patents from ProCom claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020.
U.S. Patent No. 5,502,047, “Treatment for Insomnia,” claims the treatment of chronic insomnia using doxepin and expires in March 2013. Due to some prior art that we identified, we initiated a reexamination of our “Treatment for Insomnia” patent. The reexamination proceedings terminated and the USPTO issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients with chronic insomnia and for patients with chronic insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosage ranges having an upper limit of approximately 10 mg or higher. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding. Because we are seeking to develop Silenor for indications consistent with the subject matter of our patent claims, we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling.
Additionally, we have the exclusive license from ProCom to a third patent in the series, U.S. Patent No. 5,643,897, which is a divisional of the ’047 patent and claims the treatment of chronic insomnia using amitriptyline, trimipramine, trazodone and mixtures thereof in a daily dosage of 0.5 mg to 20 mg. This patent expires in March 2013. A fourth patent to which we have an exclusive license from ProCom, U.S. Patent No. 6,344,487, claims a method of treating insomnia with low dosage forms (0.5 mg to 10 mg) of nortriptyline. This patent expires in June 2020. In addition, pursuant to our agreement with a supplier for a key ingredient used in our formulation of Silenor, we have the exclusive right to use this ingredient in combination with doxepin, and the exclusive license to the related patents and patent applications. We submitted for listing certain of these issued patents in the FDA’s publication “Approved Drug Product with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.
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
We have included these findings in our approved label and, if the patents issue, we intend to list them in the FDA’s Orange Book. The combination of these patents, if issued, and our label could result in our patent protection being extended to 2028.

We have also filed multiple patent applications relating to potential future products containing doxepin for the treatment of insomnia. A brief summary of the content of these patent applications includes:
•	Orally disintegrating formulations,

•	Combination drug formulations, and

•	Method of treating insomnia with ultra low dose doxepin.
Other Intellectual Property
Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.
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
We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates infringe their intellectual property rights. If any of these intellectual property rights was found to cover our product candidates or their uses, we could be required to pay damages and could be restricted from commercializing our product candidates or from using our proprietary technologies unless we obtained a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable right, which could prohibit us from making, using or selling our product candidates.
There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to:
•	infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, including treble damages and attorneys’ fees, which we may be required to pay if a court decides that the product candidate at issue infringes on or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product candidate or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

•	if a license is available from the third party, we may have to pay substantial royalties or fees or grant cross-licenses to our technology; and

•	redesigning our product candidates so they do not infringe, which may not be possible or may require substantial funds and time.
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

Research and Development
Our research and development expenses were $4.3 million in 2009, $16.5 million in 2008 and $12.7 million in 2007. To date, our research and development expenses consist primarily of costs associated with our clinical trials managed by contract research organizations, or CROs, our non-clinical development program for Silenor, submitting and seeking approval of the NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, and share-based compensation expense. During 2009, our most significant research and development costs were salaries, benefits, and share-based compensation expense, costs associated with the conduct of the continuing two-year carcinogenicity study for Silenor, costs associated with the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor. In 2008 and 2007 our most significant costs were associated with our non-clinical development program for Silenor, a standard clinical trial that we voluntarily conducted during 2008 to evaluate the potential for ECG effects of doxepin (the active ingredient in Silenor) and the preparation and submission of our NDA for Silenor.
Silenor Competition
The FDA-approved products that are currently available for the treatment of insomnia consist of sedative hypnotics, including GABA-receptor agonists, hypnotic benzodiazepines and a melatonin agonist. In addition, products such as sedating antidepressants and other products which are not approved for the treatment of insomnia are sometimes prescribed for such use.
Ambien, a GABA-receptor agonist, and its generic equivalents have historically been the market share leaders in the insomnia segment. Generic versions of Ambien (zolpidem) entered the market in April 2007. According to data obtained from IMS Health, generic versions of Ambien accounted for approximately 52% of insomnia prescriptions in 2009. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use. Ambien CR accounted for approximately 10% of insomnia prescriptions in 2009 and branded Ambien accounted for approximately 1% of insomnia prescriptions in 2009 according to data obtained from IMS Health.
Lunesta, marketed by Sepracor Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately 8% of insomnia prescriptions in 2009 according to data obtained from IMS Health. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.
Sonata, a GABA-receptor agonist marketed by King Pharmaceuticals for the treatment of insomnia, and its generic equivalents accounted for less than 1% of insomnia prescriptions in 2009 according to data obtained from IMS Health.
Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and accounted for approximately 1% of insomnia prescriptions in 2009 according to data obtained from IMS Health. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It was the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are designated as Schedule IV controlled substances. Takeda Pharmaceuticals North America, Inc. conducted a clinical trial to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.
A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. In March 2009, Meda AB and Orexo AB received approval from the FDA for Edluar, formerly known as Sublinox, a sublingual tablet formulation of zopidem, for the short-term treatment of insomnia. Meda and Orexo launched this product in the U.S. in the third quarter of 2009.
In December 2008, NovaDel Pharma, Inc. received approval from the FDA for ZolpiMist, an oral mist formulation of zolpidem for the short-term treatment of insomnia characterized by difficulties with sleep initiation. In November 2009, NovaDel and ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist in the United States and Canada. ECR Pharmaceuticals announced that it plans to launch the product in the United States in the first half of 2010.
The remaining market is comprised of older generic benzodiazepines and sedative antidepressants. In addition to the currently approved or off-label products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. While the new entrants bring additional competition to the insomnia market, they are also expected to increase the awareness of insomnia and further expand the market. Additionally, we believe market growth will also be driven by the aging of the population and emerging awareness of the links between sleep, health and overall well-being.

Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem, in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter, and we do not know the impact that the complete response letter or this meeting will have on the potential approval of this product candidate. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. Somnus Therapeutics, Inc. has announced positive results from a Phase 1 clinical trial of a delayed-release formulation of zaleplon. Sanofi-Aventis has completed Phase 3 clinical trials for Ciltyri (eplivanserin), a 5HT2 antagonist, and submitted an NDA for this product to the FDA and The European Agency for the Evaluation of Medicinal Products, or EMEA, for the treatment of insomnia during the fourth quarter of 2008. In September 2009, Sanofi-Aventis announced that it received a complete response letter from the FDA relating to such NDA, and in December 2009 Sanofi-Aventis announced that it was discontinuing the eplivanserin development program.
Vanda Pharmaceuticals Inc. has completed two Phase 3 insomnia clinical trials of VEC-162, a melatonin receptor agonist. Vanda has announced that it intends to submit a marketing application for this product candidate in the United States in mid-2011.
Merck & Co., Inc. has completed two Phase 3 clinical trials of esmirtazapine, an H1 antagonist, for the treatment of insomnia. In February 2010, Merck announced that it was terminating its development program for esmirtazapine for strategic reasons. Merck also has MK-4305, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia.
In addition, Actelion Pharmaceuticals Ltd. completed a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2009 for the treatment of insomnia. Based on the results of that clinical trial, Actelion announced that it was preparing further late-stage trials in adults and elderly patients to evaluate the long-term efficacy and safety of this product candidate. Actelion and GlaxoSmithKline announced a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.
Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Manufacturing
We have entered into a non-exclusive manufacturing services agreement with Patheon for the manufacture of commercial quantities of our Silenor 3 mg and 6 mg tablets. Although we are not required to purchase any minimum quantity of Silenor under the agreement, we have agreed to purchase from Patheon not less than specified percentages of our total annual commercial requirements from all suppliers of Silenor, which vary depending upon annual volume. The agreement provides for an initial five-year term beginning upon commencement of the manufacturing services, and thereafter automatically continues for successive twelve-month terms unless terminated by written notice at least eighteen months prior to the end of the then-current term. Either party may terminate the agreement upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within 60 days following receipt of written notice of such breach. In addition, either party may immediately terminate the agreement upon written notice if (1) the other party is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or (3) the agreement is assigned by such other party for the benefit of creditors. We may terminate the agreement upon 30 days prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the product candidate. In addition, we may terminate the agreement upon twelve months’ prior written notice in connection with our partnering, collaboration, licensing, sublicensing, co-promotion, sale or divestiture of rights to the product candidate, provided that no such termination shall be effective before the third anniversary of the commencement date.
We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products, and we have another agreement in place for the supply of a key ingredient contained in our formulation for Silenor. In August 2008, we entered into an amendment to our supply agreement providing us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amended supply agreement, we made an upfront license payment of $0.2 million and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.
We intend to sell any products we market through pharmaceutical wholesalers, who in turn will seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained or intend to retain third-party service providers to perform a variety of functions related to the distribution of our products, including logistics management, sample accountability, storage and transportation.
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
FDA Approval Process
To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product and proposed labeling, including a proposed proprietary name for the product. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.
The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of non-clinical laboratory and animal testing in compliance with FDA regulations, submission of an IND, which must become effective before human clinical trials may begin, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, and submission and approval by the FDA of an NDA. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more dosages. In Phase 2 clinical trials, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks in a patient population. Phase 3 clinical trials typically involve testing for safety and clinical efficacy in an expanded population at geographically-dispersed test sites.
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
The applicant must submit to the FDA the results of the non-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee, unless the applicant qualifies for a waiver of the user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the policies agreed to by the FDA under The Prescription Drug User Fee Act of 1992, or PDUFA, the FDA has ten months in which to complete its review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the three months prior to the PDUFA goal date. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter, authorizing commercial marketing of the drug for a specified indication. If the FDA is not sufficiently satisfied with the information in the NDA to issue an approval letter, the FDA may issue a complete response letter, which usually will describe all of the specific deficiencies that the FDA has identified in the NDA and when possible, recommend actions that the NDA sponsor may take to address the identified deficiencies.
On March 18, 2010, the FDA notified us that it approved our NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance.
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
Section 505(b)(2) New Drug Applications
As an alternate path to FDA approval for new indications, formulations or strengths of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA filing under Section 505(b)(1) as described above. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Amendments permit the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product or on published information. We submitted our NDA for Silenor under Section 505(b)(2), and as such it relied, in part, on the FDA’s previous findings of safety and effectiveness for doxepin.
To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. With respect to Silenor, there are no patents listed in the FDA’s Orange Book publication relating to doxepin that have not expired, and there is no non-patent exclusivity that conflicted with our NDA. As a result, we did not submit a paragraph IV certification in connection with our NDA submission for Silenor.
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
The Hatch-Waxman Act
Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own non-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. We received three years of marketing exclusivity for Silenor.
Pediatric Exclusivity
The Best Pharmaceuticals for Children Act, which was signed into law January 4, 2002, and which reauthorized Section 111 of the 1997 FDA Modernization Act, provides in some cases an additional six months of exclusivity for new or marketed drugs for specific pediatric studies conducted at the written request of the FDA. PREA authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain NDAs or supplements to NDAs contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. We received a waiver from PREA requirements for children below age 6, and a deferral of submission of final pediatric study data until March 2015 for children aged 6 to 16.
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
There are post-marketing safety surveillance requirements that we will need to meet to continue to market an approved product. The FDA also may, in its discretion, require additional post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the sale or use of these products. The FDA has required us to develop a REMS, to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. Our REMS for Silenor consists of a medication guide and a timetable for assessment of its effectiveness. In addition, the FDA may require modifications to the REMS at a later date if warranted by new safety information. Any future requirements imposed by the FDA may require substantial expenditures.
The FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. Our approved label for Silenor includes warnings relating to risks of complex sleep behaviors.
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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, we and the manufacturers upon which we rely for the manufacture of our products are subject to requirements that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practice, or cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, record-keeping and other requirements. The FDA periodically inspects drug manufacturing facilities to evaluate compliance with cGMP requirements.
Also, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record-keeping and control procedures.
There have been a number of other legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, in an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015.
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
Third-Party Reimbursement and Pricing Controls
In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.
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
Employees
As of March 1, 2010, we had five employees, consisting of drug development and manufacturing, regulatory affairs, marketing and administration. We anticipate adding additional personnel as we continue to undertake activities to prepare for the commercialization of Silenor.

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
We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor.
In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of $6.0 million and net proceeds of $5.7 million after deducting offering costs of $0.3 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2009 will be sufficient to fund our operations through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point.
The commercialization activities relating to Silenor we undertake are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
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
The report of our registered public accounting firm for the year ended December 31, 2009 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
Our success is dependent on the success of Silenor (doxepin).
To date the majority of our resources have been focused on the development of Silenor, and substantially all of our resources are now focused on preparing for the commercialization of Silenor. Our ability to generate product revenue in the near term will depend solely on the success of this product. Accordingly, any failure or significant delay in the commercialization of Silenor will have a substantial adverse impact on our business.
Even though Silenor received regulatory approval, it will still be subject to substantial ongoing regulation.
Even though U.S. regulatory approval has been obtained for Silenor, the FDA has imposed restrictions on its indicated uses or marketing and imposed ongoing requirements for post-approval studies or other activities. For example, the approved use of Silenor is limited to the treatment of insomnia characterized by sleep maintenance difficulty. In addition, the FDA has required us to implement a REMS consisting of a medication guide and a timetable for assessment of its effectiveness. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to PREA, and to submit final results of this trial by March 2015. We also intend to complete and submit the results of the standard two-year carcinogenicity study that the FDA requested us to conduct in May 2006. We initiated our two-year rat carcinogenicity study in August 2007, and we expect the study report in the second quarter of 2010. Any issues relating to these restrictions or requirements could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.
Recently, the FDA has also requested that all manufacturers of sedative-hypnotic drug products modify their product labeling to include stronger language concerning potential risks. These risks include severe allergic reactions and complex sleep-related behaviors, which may include sleep-driving. The FDA also recommended that the drug manufacturers conduct clinical studies to investigate the frequency with which sleep-driving and other complex behaviors occur in association with individual drug products. Our approved label for Silenor includes warnings relating to risks of complex sleep behaviors.
Silenor will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, as a condition to approval of the NDA for Silenor, the FDA has required us to develop a REMS, to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. Our REMS for Silenor consists of a medication guide and a timetable for assessment of its effectiveness. In addition, the FDA may require modifications to the REMS at a later date if warranted by new safety information. Any future requirements imposed by the FDA may require substantial expenditures.
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
The pending non-clinical requirements requested by the FDA for Silenor could lead to additional restrictions or requirements.
The data from all of our clinical trials for Silenor were included in our NDA submission for Silenor. In addition, our NDA submission for Silenor included the results from several completed non-clinical studies that were required by the FDA, including our genotoxicity and reproductive toxicology studies and our 26-week transgenic mouse carcinogenicity study. The FDA requested that we conduct one additional non-clinical study, which is an ongoing two-year rat carcinogenicity study, and we intend to submit the results from this study post-approval.
We initiated our two-year rat carcinogenicity study in August 2007, and we expect the study report in the second quarter of 2010. As with any other non-clinical data, the results of our pending non-clinical carcinogenicity study for Silenor are subject to varying interpretations, and any resulting toxicology questions from the FDA could result in a suspension of our regulatory approval, adversely affect our product labeling or lead to additional studies. Any suspension of our regulatory approval would adversely impact our ability to derive revenues from the sale of Silenor, modifications to our product labeling could adversely impact usage and sales of Silenor, and additional non-clinical work could result in substantial additional costs.
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
We are preparing for the commercialization of Silenor, and we will need to expend significant resources and recruit personnel to successfully commercialize Silenor.
We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. We have developed a marketing strategy that will focus on high-prescribing physicians in the U.S. Even though several of our employees have been involved in the successful launch of new pharmaceutical products, as a company, we have limited commercial infrastructure and experience. We have not commercialized any products to date.

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
We may pursue a relationship with a contract sales organization to facilitate our sales efforts, and we may not be able to identify contract sales organizations with adequate sales capabilities or capacity. In addition, we may not be able to enter into agreements with these entities on commercially reasonable or acceptable terms, or at all. As a result, we may not be able to build a sales force of sufficient size or quality to effectively market and sell our products.
To the extent that we enter into any such arrangements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in many instances will not be within our control. If any such contract sales organization fails to devote sufficient time and resources to Silenor, or if its performance is substandard or does not comply with applicable laws or regulations, the commercial success of Silenor could be adversely affected.
The patent rights that we have in-licensed covering Silenor are limited to certain low-dosage strengths in the United States, and our market opportunity for this product may be limited by the lack of patent protection for higher dosage strengths for which generic formulations are available and the lack of patent protection in other territories.
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
In addition, we do not have patent protection for Silenor in any jurisdiction outside the United States. Others may attempt to commercialize low-dose doxepin in the European Union, Canada, Mexico or other markets where we do not have patent protection for Silenor. Due to the lack of patent protection for doxepin in territories outside the United States and the potential for correspondingly lower prices for the drug in those markets, it is possible that patients will seek to acquire low-dose doxepin in those other territories. The off-label use of generic doxepin in the United States or the importation of doxepin from foreign markets could adversely affect the commercial potential for Silenor and adversely affect our overall business and financial results. We have submitted additional patent applications for Silenor in the United States and outside the United States, but we cannot assure that these will result in issued patents or additional protection in the United States or other jurisdictions.
If Silenor or any other product candidate we commercialize does not achieve broad market acceptance, the revenues that we generate from its sale will be limited.
The commercial success of Silenor or any other product candidate which we commercialize will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any approved product will depend on a number of factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	availability of alternative treatments, including, in the case of Silenor, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

•	pricing and cost effectiveness;

•	off-label substitution by chemically similar or equivalent products;

•	effectiveness of our or our collaborators’ sales, marketing and distribution strategies; and

•	our ability to obtain sufficient third-party coverage or reimbursement.
If Silenor or any other product candidate that we commercialize does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Silenor or any other product candidate that we commercialize may require significant resources and may never be successful.
We are subject to uncertainty relating to health care reform measures, reimbursement policies and regulatory proposals which, if not favorable to Silenor or any other product candidate that we commercialize, could hinder or prevent our commercial success.
Our ability to successfully commercialize Silenor and any other product to which we obtain rights, with or without a partner, will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
•	the ability to set a price we believe is fair for our products;

•	the ability to generate revenues and achieve or maintain profitability;

•	the future revenues and profitability of our potential customers, suppliers and collaborators; and

•	the availability of capital.
In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit which became effective in January 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which is managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry-wide pressure to reduce prescription drug prices.
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
In addition, third-party payors are increasingly challenging the prices charged for medical products and services. Also, current and any future legislative proposals to reform health care or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we commercialize or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could harm our ability to market our products and significantly reduce our revenues from the sale of any approved product.
Further, there have been a number of legislative and regulatory proposals concerning reimportation of pharmaceutical products and safety matters. For example, in an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome.
We expect intense competition in the insomnia marketplace for Silenor and any other product to which we acquire rights, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our products are intended to treat.
We are developing Silenor for the treatment of insomnia, which will compete with well established drugs for this indication, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Lunesta, marketed by Sepracor Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., all of which are GABA-receptor agonists, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.
A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. In March 2009, Meda AB and Orexo AB received approval from the FDA for Edluar, formerly known as Sublinox, a sublingual tablet formulation of zopidem, for the short-term treatment of insomnia. Meda and Orexo launched this product in the U.S. in the third quarter of 2009.
In December 2008, NovaDel Pharma, Inc. received approval from the FDA for ZolpiMist, an oral mist formulation of zolpidem, for the short-term treatment of insomnia characterized by difficulties with sleep initiation. In November 2009, NovaDel and ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist in the United States and Canada. ECR Pharmaceuticals announced that it plans to launch the product in the United States in the first half of 2010.
In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter, and we do not know the impact that the complete response letter or this meeting will have on the potential approval of this product candidate. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.

Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. Somnus Therapeutics, Inc. has announced positive results from a Phase 1 clinical trial of a delayed-release formulation of zaleplon.
Sanofi-Aventis submitted an NDA for Ciltyri (eplivanserin), a 5HT2 antagonist, to the FDA for the treatment of insomnia during the fourth quarter of 2008. In September 2009, Sanofi-Aventis announced that it received a complete response letter from the FDA relating to such NDA, and in December 2009 Sanofi-Aventis announced that it was discontinuing the eplivanserin development program.
Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of VEC-162, a melatonin receptor agonist. Vanda has announced that it intends to submit a marketing application for this product candidate in the United States in mid-2011.
Takeda Pharmaceuticals North America, Inc. has conducted a clinical study to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.
Merck & Co., Inc. has completed two Phase 3 clinical trials of esmirtazapine, an H1 antagonist, for the treatment of insomnia. In February 2010, Merck announced that it was terminating its development program for esmirtazapine for strategic reasons. Merck also has MK-4305, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia.
Actelion Pharmaceuticals Ltd. completed a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2009. Based on the results of that clinical trial, Actelion announced that it was preparing further late-stage trials in adults and elderly patients to evaluate the long-term efficacy and safety of this product candidate. Actelion and GlaxoSmithKline have entered into a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.
Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several other companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Furthermore, generic versions of Ambien and Sonata have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and could put downward pressure on, the price we are able to charge for any product developed by us for this indication, which could ultimately limit our ability to generate significant revenues.
The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of Silenor or any other product candidate to which we acquire rights from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others, including the development of other drug technologies and methods of preventing the incidence of disease, will not render Silenor or any other product candidate that we develop obsolete or noncompetitive.
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
In addition, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability and limited sales and marketing infrastructure.
Restrictions on or challenges to our patent rights relating to our products and limitations on or challenges to our other intellectual property rights may limit our ability to prevent third parties from competing against us.
Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of Silenor. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.
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
Because products with active ingredients identical to ours have been on the market for many years, there can be no assurance that these other products were never used off-label or studied in such a manner that such prior usage would not affect the validity of our method of use patents. Due to some prior art that we identified, we initiated a reexamination of one of the patents we have in-licensed covering Silenor, (specifically, U.S. Patent No. 5,502,047, “Treatment for Insomnia”) which claims the treatment of chronic insomnia using doxepin in a daily dosage of 0.5 mg to 20 mg and expires in March 2013. The reexamination proceedings terminated and the USPTO issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients with chronic insomnia and for patients with chronic insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosages above 10 mg. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding.
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
If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to us once the NDA has been accepted for filing by the FDA. We may then initiate a legal challenge to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. If we do not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.
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
As of March 1, 2010 we had five full-time employees. The commercialization of Silenor will require us to recruit and train a substantial number of sales and marketing personnel. Our management and personnel, systems and facilities currently in place may not be adequate to support this or other future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our commercialization goals.
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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to launch Silenor or any other product candidate that we commercialize or provide any product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely. In addition, any delay or interruption in our ability to meet commercial demand for Silenor will result in the loss of potential revenues.
In addition, all manufacturers of pharmaceutical products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is also likely to conduct inspections of our manufacturers’ facilities as part of their review of any marketing applications we submit. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
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
Materials necessary to manufacture Silenor or any other product candidate that we develop or commercialize may not be available on commercially reasonable terms, or at all, which may delay development and commercialization.
Although we have contracted with suppliers of doxepin and other key raw materials for Silenor, we largely rely on our manufacturers to purchase from third-party suppliers the other materials necessary to produce our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers or we are unable to purchase these materials for Silenor or any other product candidate that we commercialize, the commercial launch would be delayed or there would be a shortage in supply, which would materially affect our ability to generate sales revenues. If our manufacturers are unable to obtain these materials for our non-clinical studies or clinical trials of any other product candidate that we develop, product testing and potential regulatory approval could be delayed or suspended, significantly impacting our development programs.
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
Undesirable side effects caused by Silenor or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial or suspension of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from commercializing Silenor or any other product candidate that we develop and generating resulting revenues from their sale. In addition, the FDA may require, or we may undertake, additional clinical trials to support the safety profile of Silenor or our proposed labeling for Silenor.
Silenor will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any marketed drug by a wide patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself, and only if the specific event occurs with some regularity over a period of time does the drug become suspect as having a causal relationship to the adverse event. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition.

In addition, if we or others identify undesirable side effects caused by Silenor or any other product candidate that we commercialize:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product or implement a REMS;

•	we may be subject to related liability; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could delay or prevent us from generating significant revenues from its sale.
We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.
The sale of approved products and the use of product candidates by us in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for our products;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability or lack of commercial rationale to continue development or commercialization of Silenor or any other product candidate.
We have obtained limited product liability insurance coverage for our clinical trials with a $5 million annual aggregate coverage limit, and our insurance coverage may not reimburse us at all or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of Silenor or any other product we commercialize, but the cost of this coverage could be substantial. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
We may never receive approval or commercialize our products outside of the United States.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could limit the uses of the product candidate and have an adverse effect on potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.
We have licensed Silenor from a third party. If we default on any of our obligations under that license, or if the licensor exercises a right to terminate the license, we could lose rights to Silenor.
We in-licensed rights to Silenor through an exclusive licensing arrangement, and we may enter into similar licenses in the future. Under our license agreement for Silenor, we are required to use commercially reasonable efforts to develop and commercialize Silenor. In addition, our licensor for Silenor has the contractual right to terminate the license agreement upon the breach by or a specified insolvency event involving us. In the event that our licensor for Silenor terminates the license agreement, even though we would maintain ownership of our clinical data and the other intellectual property we have developed relating to Silenor, we would be unable to continue our commercialization activities relating to Silenor and our business and financial condition would be materially harmed.
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
Even though Silenor has received regulatory approval, before obtaining regulatory approvals for the commercial sale of any other product candidate we develop, we must demonstrate through clinical trials that the product candidate is safe and effective for use in each target indication.
The results from clinical trials that we complete may not be predictive of results obtained in future clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or result in marketable products. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If any product candidate that we develop is not shown to be safe and effective in clinical trials, or if the FDA does not deem the product candidate to be sufficiently safe and effective to warrant marketing approval, our business, financial condition and results of operations would be materially harmed.
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

Risks Related to Our Finances and Capital Requirements
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or entering into collaborations or other strategic transactions, may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights and may be limited by applicable laws and regulations.
In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of $6.0 million and net proceeds of $5.7 million after deducting offering costs of $0.3 million. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2009 will be sufficient to fund our operations through the second quarter of 2010. We will need to obtain additional funds to finance our operations beyond that point.
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
Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase 5.1 million shares of our common stock, 3.8 million of which have not been exercised as of March 18, 2010. In addition, in connection with our committed equity financing facility transaction with Kingsbridge and our secured loan transaction with Silicon Valley Bank and Oxford Finance Corporation, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock, we issued to Silicon Valley Bank a warrant to purchase 80,000 shares of our common stock and we issued to Oxford Finance Corporation a warrant to purchase 159,000 shares of our common stock. To the extent that any of these warrants, or any additional warrants that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of March 18, 2010, our public float was greater than $75 million.
We have never generated revenues or been profitable, and we may not be able to generate revenues sufficient to achieve profitability and, we will need substantial additional financing to operate our business.
We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $14.4 million for the year ended December 31, 2009, $37.2 million for the year ended December 31, 2008, and $26.4 million for the year ended December 31, 2007. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

In addition, the report of our registered public accounting firm for the year ended December 31, 2009 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	commercialization activities relating to Silenor or any other product candidate that we may commercialize, or commercialization activities of our competitors;

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of any product candidate that we develop;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	non-cash charges which we incur, including relating to share-based compensation; and

•	regulatory developments.
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
Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2009, we had generated federal net operating loss carryforwards of approximately $143.9 million and state net operating loss carryforwards of approximately $141.0 million, the majority of which were generated in California. As of December 31, 2009, we have generated federal research and development tax credits of $4.3 million and California research and development tax credits of $2.0 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carryforward period and begin to expire in 2013. California research and development tax credits have no expiration.
Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated. A portion of the remaining net operating losses limited by Section 382 becomes available for use each year.
We have not performed a Section 382 analysis since our initial public offering in December 2005. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, it is possible that additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted. In addition, future financing events may cause further changes in ownership under Section 382 which could cause our net operating loss carryforwards and credit carryforwards to be subject to future limitations.

Negative conditions in the global credit markets may have an impact on the value of our investment securities.
Our investment securities consist primarily of money market funds and corporate and United States government agency notes. We do not have any auction rate securities. In recent years there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges.
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
Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through March 18, 2010, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	regulatory approval or other changes in the regulatory status of our products or product candidates;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;

•	variations in our quarterly operating results;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning other financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
If we are unable to maintain an effective registration statement for the resale of shares under our July 2009 private placement, or if we are delisted from the Nasdaq Capital Market, Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, we may be required to pay liquidated damages.
In July 2009, we issued 5.1 million shares of common stock at $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of $6.0 million and net proceeds of $5.7 million after deducting offering costs of $0.3 million. In connection with the private placement, we agreed to register for resale both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was filed and declared effective by the SEC in August 2009. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.
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
As of March 18, 2010, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 52.2% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. For example, in July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate gross proceeds of $6.0 million and net proceeds of $5.7 million after deducting offering costs of $0.3 million. This offering resulted, and future equity issuances will result, in dilution to investors. In addition, the exercise of outstanding options or warrants, including the warrants issued in our recent private placement, and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.

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
In addition, as a result of the workforce reductions we undertook in 2009 in order to reduce expenses, the efforts required to comply with Section 404 and the other corporate governance laws and regulations applicable to us are being undertaken by a smaller number of people. For example, in May 2009 the employment of our Chief Financial Officer was terminated in order to reduce expenses, resulting in our Chief Executive Officer undertaking the roles of both principal executive officer and principal financial officer. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our registered public accounting firm cannot complete any required attestation of our evaluation of our internal controls in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Item 1B. Unresolved Staff Comments
We do not have any unresolved staff comments relating to our periodic or current reports.
Item 2. Properties
We lease approximately 2,000 square feet of space for our headquarters in San Diego, California subject to a lease arrangement that will expire in June 2010. We have no laboratory, research or manufacturing facilities.
Item 3. Legal Proceedings
We are not engaged in any material legal proceedings.
Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been traded on the Nasdaq Stock Market since December 15, 2005 under the symbol SOMX. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2008
First Quarter	$5.95	$3.69
Second Quarter	5.10	4.02
Third Quarter	4.80	2.54
Fourth Quarter	$3.57	$0.98

Year Ended December 31, 2009
First Quarter	$2.50	$0.18
Second Quarter	1.65	0.32
Third Quarter	4.78	0.70
Fourth Quarter	$4.80	$0.90
As of March 1, 2010, there were approximately 5,100 holders of record of our common stock.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 15, 2005, which is the date our common stock first began trading on the Nasdaq Stock Market, to two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 15, 2005.

	December 31,
	2009	2008	2007	2006	2005
Somaxon Pharmaceuticals, Inc.	$9.82	$12.36	$47.36	$129.00	$90.45
Nasdaq Composite Index	103.96	71.52	119.15	107.68	97.55
Nasdaq Pharmaceutical Index	$106.40	$94.69	$101.77	$96.77	$98.86
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes securities available under our equity compensation plans as of December 31, 2009 (in thousands, except per share data).

	Weighted		Shares	Total shares
	average per	Shares	issuable upon	issuable	Number of
	share	issuable upon	vesting of	under	securities
	exercise price	exercise of	outstanding	current	available for
	of stock	outstanding	restricted	outstanding	future
	options	stock options	stock units	awards	issuance
Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	$2.90	474	—	474	—
2005 Equity Incentive Award Plan	1.25	3,354	847	4,201	2,049

Total Equity Incentive Award Plans	$1.45	3,828	847	4,675	2,049
2005 Employee Stock Purchase Plan				—	849

Total Equity compensation plans approved by security holders	$1.45	3,828	847	4,675	2,898

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
Stock options granted under the 2005 Equity Incentive Award Plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant, have a ten year life and generally vest over a period of between one and four years for our employees and between one and three years for members of our board of directors, with some awards vesting upon the achievement of certain performance conditions. The vesting of the stock options issued pursuant to our one-time stock option exchange program which was completed in June 2009 is such that one-third vested immediately upon issuance of the replacement awards and the remaining two-thirds vest in equal monthly installments over the following two year period such that all the shares will be fully vested in June 2011.
Restricted shares of our common stock have also been granted under the 2005 Equity Incentive Award Plan, a portion of which vested upon the acceptance of our NDA for Silenor and the remainder of which vested upon approval of our NDA for Silenor.
Awards of restricted stock units, or RSUs, have also been granted under the 2005 Equity Incentive Award Plan. A portion of the RSUs vested at December 31, 2009. For employees and the chairman of the board, of the unvested RSUs as of December 31, 2009, half vested upon the approval by the FDA of our NDA for Silenor, and the remainder will vest upon the first commercial sale of Silenor in the United States. Members of our board of directors receive their quarterly retainers for service on the Board of Directors, or committees thereof, and their fees for attending meetings of the Board, and committees thereof, in RSUs. All of these RSUs vest upon the first open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States. Any RSUs issued for service on the board after the first commercial sale of Silenor in the United States would vest upon the first open trading window under the Insider Trading Policy following the date of issuance.
The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (25,248,000 shares were outstanding at December 31, 2009), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2010, the number of shares available for grant under the 2005 Equity Incentive Award Plan increased by 1,262,000 shares, resulting in a total of 3,311,000 shares available for grant at that time. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (25,248,000 shares were outstanding at December 31, 2009), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2010, the number of shares available for grant under the 2005 Employee Stock Purchase Plan increased by 252,000 shares, resulting in a total of 1,102,000 shares available for grant at that time.
Recent Sales of Unregistered Securities
On December 1 and December 2, 2009, we issued an aggregate of 1,276,595 shares of our common stock to two of our warrant holders in connection with their exercise of outstanding warrants. We received gross proceeds of approximately $1.5 million upon exercise of these warrants. On December 2, 2009, we also issued an additional 183,333 shares of our common stock to another warrant holder in connection with its net exercise of an outstanding warrant. The number of shares issued upon the exercise of this warrant was reduced by approximately 16,667 shares to effect the net exercise of the warrant in accordance with its terms, and we therefore received no cash proceeds from the exercise. The issuances of shares of our common stock upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of such Act.
Issuer Repurchases of Equity Securities
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
As of December 31, 2009, we had used all of the $49.8 million of net proceeds from our initial public offering. Approximately $19.5 million was used in the development of Silenor, the preparation of the NDA submission for Silenor and activities to prepare for the potential commercialization of Silenor. An additional $1.0 million was spent to pursue the development of our other product candidates and for various payments according to the terms of our in-license agreements. Another $2.0 million was used to pay interest, debt issuance costs, and a final payment fee related to our loan obligation which was fully repaid in March 2009. An additional $27.3 million was used to fund our working capital requirements and for general corporate purposes.

Item 6. Selected Financial Data
The selected statement of operations data for the years ended December 31, 2009, 2008, 2007 and the period from August 14, 2003 (inception) through December 31, 2009 and the balance sheet data as of December 31, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006, and 2005 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report (amounts in thousands, except per share data).

						August 14,
						2003
						(inception)
						through
	Year Ended December 31,					December 31,
	2009	2008	2007	2006	2005	2009
Statement of Operations Data:
Operating Expenses
License fees	$(999)	$165	$490	$1,165	$482	$5,861
Research and development	4,337	16,546	12,694	37,462	28,955	107,734
Marketing, general and administrative	10,874	18,809	15,614	11,744	4,814	64,776
Remeasurement of Series C warrant liability	—	—	—	—	5,649	5,649

Net operating expenses	14,212	35,520	28,798	50,371	39,900	184,020

Loss from operations	(14,212)	(35,520)	(28,798)	(50,371)	(39,900)	(184,020)
Interest and other income	30	903	2,387	3,961	1,413	8,852
Interest and other (expense)	(261)	(2,610)	—	—	—	(2,871)

Net loss	(14,443)	(37,227)	(26,411)	(46,410)	(38,487)	(178,039)
Accretion of redeemable convertible stock to redemption value	—	—	—	—	(86)	(86)

Net loss applicable to common stockholders	$(14,443)	$(37,227)	$(26,411)	$(46,410)	$(38,573)	$(178,125)

Basic and diluted net loss applicable to common stockholders per share(1)	$(0.69)	$(2.04)	$(1.45)	$(2.58)	$(33.30)
Shares used to calculate net loss applicable to common stockholders per share(1)	20,952	18,281	18,187	17,981	1,158

(1)	Basic and diluted net loss per share applicable to common stockholders and the related number of shares changed significantly in 2006 and forward due to the issuance of common shares and the conversion of preferred shares into common shares as a result of our initial public offering in December 2005.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,165	$14,290	$37,100	$57,914	$103,965
Working capital	3,404	4,258	34,385	51,334	93,088
Total assets	6,411	23,717	38,717	59,452	106,256
Total debt (1)	—	15,000	—	—	—
Deficit accumulated during development stage	(178,039)	(163,596)	(126,369)	(99,958)	(53,548)
Total stockholders’ equity	$4,241	$5,106	$35,176	$52,357	$93,455

(1)	In May 2008, we entered into a $15.0 million Loan Agreement with payments of interest only through December 31, 2008 and monthly principal and interest payments over the next 30 months beginning January 1, 2009. The loan was repaid in full in March 2009.
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
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. On March 18, 2010, the FDA notified us that it approved our NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance.
We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties relating to the commercialization of Silenor.
Since our founding in 2003, we have also entered into in-license agreements for nalmefene and acamprosate. In March 2009, we and BioTie Therapies Corp., or BioTie, entered into an agreement to mutually terminate the license agreement. Pursuant to this agreement, BioTie paid us a $1.0 million termination fee. In June 2009, we exercised our contractual right to terminate our agreement with the University of Miami for nalmefene for the treatment of nicotine dependence. We have no further commitments under our nalmefene program. With regards to acamprosate, we terminated the in-license agreement effective January 2008.
We have incurred significant losses since our inception in 2003. In December 2005, we completed our initial public offering. As of December 31, 2009, we had an accumulated deficit of approximately $178.0 million. We expect our accumulated deficit to continue to increase for the next several years as we seek to commercialize Silenor and potentially pursue development of other product candidates. We will need to raise additional funds through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure that the funding will be available on attractive terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we are unsuccessful in our efforts to raise sufficient additional funds, we may be required to reduce or curtail our operations and costs, and we may be unable to continue as a going concern.
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
In March 2009, we entered into an agreement with BioTie to mutually terminate our license for nalmefene for the treatment of impulse control and substance abuse disorders. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as an offset to our license fees. In June 2009, we exercised our contractual right to terminate our agreement with the University of Miami for nalmefene for the treatment of nicotine dependence. We have no further commitments under our nalmefene program.
Research and Development Expenses
We expense all research and development costs to operations as incurred. To date, our research and development expenses consist primarily of costs associated with our clinical trials managed by our CROs, our non-clinical development program for Silenor and submitting and seeking approval of our NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, and share-based compensation expense. During 2009, our most significant research and development costs were salaries, benefits, and share-based compensation expense, costs associated with the conduct of our continuing two-year carcinogenicity study for Silenor, costs relating to the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor. In 2008 our most significant costs were associated with our development program for Silenor, including the conduct of a voluntary standard clinical trial designed to evaluate the potential for ECG effects of doxepin, which is the active ingredient in Silenor, the preparation of our NDA for Silenor and salaries, benefits and share-based compensation expense related to research and development personnel. During 2007 our most significant costs were associated with our development program for Silenor, including the conduct of standard toxicology studies requested by the FDA, and the preparation and submission of our NDA for Silenor as well as salaries, benefits and share-based compensation expense related to research and development personnel.
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
At this time, due to the risks inherent in the drug development process with respect to product candidates we may develop, we are unable to estimate with any certainty the costs we will incur in the continued development for potential commercialization. Non-clinical and clinical development timelines, the probability of success and the costs of development of product candidates vary widely. The lengthy process of completing non-clinical testing, seeking regulatory approval, and conducting clinical trials requires the expenditure of substantial resources. Any failure by us or delay in obtaining regulatory approval, or completing non-clinical testing or clinical trials for Silenor or any future product candidates, would cause our research and development expense to increase and, in turn, have a material adverse effect on our results of operations. We expect our research and development expenses to remain a significant component of our operating expenses in the future as we continue our non-clinical studies and conduct post-approval development work for Silenor and potentially pursue development of other product candidates.
We cannot forecast with any degree of certainty whether Silenor will be subject to a future collaboration or other strategic transaction, when such arrangements will be secured, if at all, and to what degree such arrangement would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of Silenor or any related collaboration agreement, if at all.
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Because our NDA for Silenor has recently been approved by the FDA, we would expect our marketing, general and administrative expenses to increase as we add personnel and prepare for the potential commercial launch of Silenor.

We cannot forecast with any degree of certainty whether Silenor will be subject to a future collaboration or other strategic transaction, when such arrangements will be secured, if at all, and to what degree such arrangement would affect our commercialization plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of Silenor or any related collaboration agreement, if at all.
Interest and Other Income
Interest and other income consist primarily of interest earned on our cash, cash equivalents, and marketable securities. We expect our interest income to increase to the extent that our cash, cash equivalents and marketable securities balances increase due to capital-raising activities, offset by decreases to the extent our cash, cash equivalents, and marketable securities balances decrease from continued operating losses.
Interest and Other (Expense)
Interest and other (expense) consist primarily of interest expense incurred on our outstanding debt which was repaid in full in March 2009. We have not incurred any interest expense since the repayment of this debt. However, we will need to raise additional financing, and if such financing is in the form of additional debt, our interest expense would increase.
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
License Fees
To date, the costs related to patents and acquisition of our intellectual property have been expensed as incurred since the underlying technology associated with these expenditures is in connection with our development efforts and has no alternative future use. Certain of our license agreements contain provisions which obligate us to make milestone payments or provide other consideration if specified events occur. Determining whether these events will occur, and the timing of such events, requires judgment on the part of management. For instance, the approval of the NDA for Silenor triggered a $1.0 million milestone payment obligation to our licensor. As of December 31, 2009, we had not recognized this milestone in our financial statements, as FDA approval was not considered probable at that time.
Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development expense includes internal costs such as salaries, benefits and share-based compensation expense, as well costs from external service providers relating to our clinical trials, non-clinical studies and our NDA filing for Silenor and drug development costs. Measurement of these external research and development expenses often requires judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.

Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs. Such subjective inputs include an estimate of future volatility, expected forfeitures and the expected term for the stock option award. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the SEC’s Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.
We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which the Company’s share-based awards vest. Some of our share-based awards vest upon achieving certain performance conditions, generally pertaining to approval of the Silenor NDA by the FDA, the commercial launch of Silenor, or the achievement of financing or strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved.
Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. For example, as of December 31, 2009, we had not recognized in our financial statements expense related to certain of our performance based awards because at that time it was not considered probable that the FDA would approve Silenor, or that we would achieve the commercial launch of Silenor, or that we would satisfy such other strategic objectives necessary for the awards to vest. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options realized upon exercise could differ significantly from those amounts recorded in our financial statements.
Net Operating Losses and Tax Credit Carryforwards
We have incurred significant net operating losses to date. As of December 31, 2009, we had federal net operating loss carryforwards of $143.9 million and California net operating loss carryforwards of $141.0 million. Federal net operating loss carryforwards expire 20 years after being generated and California net operating loss carryforwards expire ten years after being generated. We also have research and development credits as of December 31, 2009 of $4.3 million for federal purposes and $2.0 million for California purposes. Federal research and development credits expire 20 years after being generated and California research and development credits do not expire. We have fully reserved our net operating loss carryforwards and research and development credits until such time that it is more likely than not that they will be realized.
Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of June 30, 2005 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that approximately $0.3 million of our California net operating loss carryforwards were effectively eliminated. A portion of the remaining net operating losses limited by Section 382 becomes available for use each year.
As of March 1, 2010, we have not updated our Section 382 analysis, which was completed in conjunction with our initial public offering in December 2005. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, it is possible that additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted. In addition, future financing events may cause further changes in ownership under Section 382 which could cause our net operating loss carryforwards and credit carryforwards to be subject to future limitations.

Debt and Interest Expense
In May 2008, we entered into a loan agreement under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with the loan agreement, we issued warrants with a value of $0.9 million which was allocated to equity and resulted in a corresponding debt discount. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the loan agreement. In connection with the repayment, we issued to one of the lenders a warrant to purchase an aggregate of 200,000 shares of common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the loan agreement. We no longer have any obligations under the loan agreement.
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
Results of Operations
Comparisons of the Years Ended December 31, 2009, 2008 and 2007
License fees. License fees for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2009 vs.	2008 vs.	2009 vs.	2008 vs.
	2009	2008	2007	2008	2007	2008	2007
Silenor	$—	$150	$—	$(150)	$150	(100)%	N/A
Nalmefene and acamprosate	(999)	15	490	(1,014)	(475)	(6,760)%	(97)%

Total license fees	$(999)	$165	$490	$(1,164)	$(325)	(705)%	(66)%

For the year ended December 31, 2009 compared to the year ended December 31, 2008, license fees decreased $1.2 million primarily due to the termination of our license agreement with BioTie for nalmefene in March 2009. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as a reduction of license fees. Also contributing to the decrease was a payment we made of $0.2 million during the third quarter of 2008 under a license arrangement for the exclusive rights to purchase a certain ingredient used in our formulation for Silenor.
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
Research and Development Expense. Research and development expense for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2009 vs.	2008 vs.	2009 vs.	2008 vs.
	2009	2008	2007	2008	2007	2008	2007
Silenor development work	$1,079	$8,311	$4,286	$(7,232)	$4,025	(87)%	94%
Personnel and other costs	1,732	6,190	6,581	(4,458)	(391)	(72)%	(6)%
Share-based compensation expense	1,526	2,045	1,827	(519)	218	(25)%	12%

Total research and development expense	$4,337	$16,546	$12,694	$(12,209)	$3,852	(74)%	30%

For the year ended December 31, 2009 compared to the year ended December 31, 2008, research and development expense decreased $12.2 million primarily due to a decrease in drug development activities for Silenor as a result of the completion during 2008 of our cardiac study for Silenor and the delay in the FDA approval process for Silenor. Offsetting these reductions in expense was a payment to our Silenor packaging supplier of $0.4 million in December 2009 in settlement for purchase authorizations for certain expired raw materials. Personnel and other costs decreased as a result of a reduction in headcount, which occurred as part of our cost reduction measures. This reduction in headcount also caused a decrease in share-based compensation expense, but this decrease was partially offset by accelerated vesting and continued vesting under consulting arrangements for certain employees whose employment was terminated. The consulting arrangements were considered non-substantive for accounting purposes and the full value of the awards expected to vest over the consulting arrangement was expensed at the time employment was terminated. The decrease in share-based compensation expense was also offset by share-based compensation expense incurred in conjunction with our one-time stock option exchange program in June 2009.
For the year ended December 31, 2008 compared to the year ended December 31, 2007, research and development expense increased $3.9 million primarily due to costs incurred related to a standard clinical trial that we voluntarily conducted during 2008 to evaluate the potential for cardiac effects of doxepin, the active ingredient in Silenor. Silenor development costs also increased due to higher costs incurred during 2008 relating to efforts to prepare for the potential commercialization of Silenor, offset by a reduction in development expenses due to the completion during 2007 of the majority of the non-clinical studies requested by the FDA (our two-year rat carcinogenicity study remains on-going). Personnel and other costs decreased primarily due to bonus expense incurred during 2007, but which was not incurred during 2008 as we did not accrue for a bonus during 2008 given certain cost reduction activities. Share-based compensation, which is a non-cash expense, increased $0.2 million primarily due to share-based awards granted during 2008.
Marketing, General and Administrative Expense. Marketing, general and administrative expense for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2009 vs.	2008 vs.	2009 vs.	2008 vs.
	2009	2008	2007	2008	2007	2008	2007
Marketing, personnel and general costs	$6,237	$14,555	$8,961	$(8,318)	$5,594	(57)%	62%
Share-based compensation	4,637	4,254	6,653	383	(2,399)	9%	(36)%

Total marketing, general and administrative expenses	$10,874	$18,809	$15,614	$(7,935)	$3,195	(42)%	20%

For the year ended December 31, 2009 compared to the year ended December 31, 2008, marketing, general and administrative expense decreased $7.9 million primarily due to a reduction in market preparation activities as a result of the delay in the FDA approval process for Silenor. Personnel and related costs also decreased as a result of our cost reduction measures, including our reduction in headcount, our move to a smaller corporate facility, our board of directors receiving restricted stock units in lieu of cash compensation, and lower legal, audit and consulting fees during 2009. The decrease in personnel costs from the reduction in workforce was partially offset by expenses incurred in conjunction with severance arrangements entered into during 2009. Share-based compensation expense increased due to our one-time stock option exchange program completed in June 2009 and due to accelerated vesting and continued vesting under non-substantive consulting arrangements for certain employees whose employment was terminated during 2009. This increase in share-based compensation expense was partially offset by a decrease in share-based compensation expense from our reduction in headcount.
For the year ended December 31, 2008 compared to the year ended December 31, 2007, marketing, general and administrative expense increased $3.2 million primarily due to increased expenditures related to the preparation for the potential commercialization of Silenor, certain expenses incurred related to evaluating financing alternatives, and expense recognized from terminating our building lease. This was partially offset by bonus expense incurred during 2007, but not incurred in 2008 due to our cost reduction activities. Share-based compensation expense decreased primarily due to accelerated vesting for stock options during 2007 upon the departure of our chief executive officer, as well as certain stock options with higher grant date fair values becoming fully vested during 2008.
Interest and Other Income. Interest and other income for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2009 vs.	2008 vs.	2009 vs.	2008 vs.
	2009	2008	2007	2008	2007	2008	2007
Interest and other income	$30	$903	$2,387	$(873)	$(1,484)	(97)%	(62)%

For the year ended December 31, 2009 compared to the year ended December 31, 2008, interest and other income decreased $0.9 million due to lower average cash and marketable security balances as a result of our continued net operating losses and repayment of our debt in March 2009, as well as lower interest rates earned on our cash and marketable securities compared to the prior year.
For the year ended December 31, 2008 compared to the year ended December 31, 2007, interest and other income decreased $1.5 million primarily due to lower average cash and marketable security balances during 2008 as a result of continued net operating losses, as well as lower interest rates earned on our cash and marketable securities during 2008.
Interest and Other (Expense). Interest and other (expense) for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2009 vs.	2008 vs.	2009 vs.	2008 vs.
	2009	2008	2007	2008	2007	2008	2007
Interest and other (expense)	$(261)	$(2,610)	$—	$2,349	$(2,610)	(90)%	N/A

For the year ended December 31, 2009 compared to the year ended December 31, 2008, interest and other (expense) decreased $2.3 million due to our repayment in full of the outstanding balance of our debt facility in March 2009. We will not incur additional interest expense on this debt going forward.
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
Liquidity and Capital Resources
Since inception, our operations have been financed through the private placement of equity securities and our initial public offering. Through December 31, 2009, we received cumulative net proceeds of approximately $148.3 million as follows:
•	Net proceeds of $90.0 million from the sale and issuance of an aggregate of 73,448,000 shares of preferred stock as follows: From August 2003 through January 2004, we issued and sold an aggregate of 2,300,000 shares of Series A preferred stock for net proceeds of $2.3 million. From April 2004 through June 2004, we issued and sold an aggregate of 23,000,000 shares of Series B preferred stock for net proceeds of $22.9 million after deducting offering costs of $0.1 million. In June 2005, we issued and sold 40,741,000 shares of Series C redeemable preferred stock for aggregate net proceeds of $54.8 million after deducting offering costs of $0.2 million. In September 2005, the warrant instrument issued in conjunction with the June 2005 Series C stock issuance was exercised, and we issued and sold an additional 7,407,000 shares of Series C redeemable preferred stock for net proceeds of $10.0 million.

•	Net proceeds of $49.8 million from the sale and issuance of 5,000,000 shares of our common stock in our initial public offering in December 2005, after deducting offering costs of $5.2 million. In conjunction with our initial public offering, all of our outstanding shares of preferred stock were converted into 12,242,000 shares of common stock at a ratio of six shares of preferred stock converting into one share of common stock.

•	Net proceeds of $5.7 million from the sale and issuance of 5,106,000 shares of our common stock and warrants to purchase 5,106,000 shares of our common stock in a private placement in July 2009, after deducting financing costs of $0.3 million.

•	Since our inception in August 2003 through December 31, 2009, we have issued an aggregate of 468,000 shares of common stock upon exercise of stock options from which we have received aggregate proceeds of $1.3 million. We also have issued an aggregate of 1,460,000 shares of common stock from the exercise of warrants, resulting in aggregate gross proceeds of $1.5 million.

As of December 31, 2009, we had $5.2 million in cash and cash equivalents. We have invested a substantial portion of our available cash in money market funds placed with reputable financial institutions for which credit loss is not anticipated. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it potentially difficult for the fair value of these types of instruments to be determined. Our money market funds are with institutions that have minimal mortgage-backed security exposure and we do not hold any auction rate securities. All of our investments in money market funds continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired.
We have established guidelines relating to credit rating, diversification and maturities of our investments to preserve principal and maintain liquidity. The diversity in maturities of our holdings provides us the capability to generally hold our securities until maturity, which we regularly do. This allows any temporary changes in the value of our securities due to market volatility to be recovered by the time the securities mature. To date, realized gains and losses from the sale of securities prior to their maturity have been negligible.
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
Cash Flows
We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we seek to commercialize Silenor and potentially pursue the development of other product candidates. For the year ended December 31, 2009, net cash used in operating activities was $9.6 million, compared to $29.1 million for the year ended December 31, 2008. The decrease in net cash used in operating activities was primarily due to our cost reduction measures, including the termination of employment of a large portion of our workforce. In addition, during 2008 we voluntarily conducted a standard clinical trial to evaluate the potential for ECG effects of doxepin, the active ingredient in Silenor, and prepared for the potential commercialization of Silenor.
We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor. We expect our operating expenses to be substantial over the next few years as we seek to commercialize Silenor and potentially pursue the development of other product candidates. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources and through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights or other arrangements.
However, we may not be successful in obtaining additional financing when needed. If available, financing may not be obtained on terms favorable to us or our stockholders. We also may not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under those agreements. If we are unsuccessful in raising sufficient additional funds, we may be required to delay, scale-back or eliminate development plans or programs relating to our business, relinquish some or all rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose, or cease operating as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We have an effective shelf registration statement on Form S-3 on file with the SEC. This registration statement could allow us to obtain additional financing. However, our ability to obtain such additional financing will still be subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of March 18, 2010, our public float was greater than $75.0 million.
As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected. Concern about the stability of the markets in general and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the United States and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs.
The report of our registered public accounting firm for the year ended December 31, 2009 includes an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about or ability to continue as a going concern. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which these assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
In response to the FDA’s delay of the PDUFA date for Silenor in November 2008 and the complete response letter we received from the FDA in February 2009, we implemented certain cost reduction measures. From December 2008 through May 2009, we completed a reduction in our workforce which eliminated employment for 36 employees, and we currently have five remaining full-time employees. In addition, in November 2008, our Board of Directors amended the Director Compensation Policy to provide that non-employee directors will receive their quarterly retainers for service on the Board of Directors or committees thereof and their fees for attending meetings of the Board and committees thereof in RSUs under our 2005 Equity Incentive Award Plan in lieu of cash compensation. The compensation arrangement of David Hale, our Chairman of the Board, was also amended in November 2008 so that his cash compensation for his former role as Executive Chairman of the Board was payable in RSUs. Mr. Hale has since reassumed his position as our non-Executive Chairman of the Board effective June 9, 2009, and as such he is compensated for his services in RSUs under the Director Compensation Policy. In addition, we did not make a cash bonus award under our 2008 Incentive Plan, and we have not made a cash bonus award under our 2009 Incentive Plan. Furthermore, we have been and will continue working with certain of our suppliers and vendors to manage our cash expenditures relating to our operations.
Common Stock Financing
In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for gross proceeds of $6.0 million and net proceeds of $5.7 million after deducting offering costs of $0.3 million. The warrants are immediately exercisable and expire in July 2016.
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

Loan and Security Agreement
In May 2008, we entered into the Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation under which we borrowed $15.0 million, less debt issuance costs of $0.2 million, for net proceeds of $14.8 million. In connection with entering into the Loan Agreement, we issued warrants to Silicon Valley Bank and Oxford Finance Corporation to purchase an aggregate of approximately 239,000 shares of our common stock. The warrants have an exercise price of $4.385 per share and a ten-year term. In March 2009, we repaid the entire remaining $13.7 million principal amount of the loan, together with the final payment of $0.6 million required under the Loan Agreement. In connection with the repayment, we issued to one of the lenders a warrant to purchase an aggregate of 200,000 shares of common stock having a ten-year term and an exercise price of $0.25, which the lenders agreed to accept in lieu of the $0.9 million prepayment penalty required under the Loan Agreement. We no longer have any obligations under the Loan Agreement.
Committed Equity Financing Facility
In May 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Ltd., or Kingsbridge, pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of approximately 3,672,000 newly-issued shares of our common stock, subject to certain limitations as set forth in the common stock purchase agreement. We did not issue and sell any shares of our common stock under the CEFF. In July 2009, we terminated the CEFF and no longer have any obligations under the agreements relating to the CEFF. In connection with entering into the CEFF, we issued to Kingsbridge a warrant to purchase 165,000 shares of our common stock at the purchase price of $5.4175 per share. The warrant remains exercisable, subject to certain exceptions, until November 2013.
Contractual Obligations
We have entered into license agreements to acquire the rights to develop and commercialize Silenor. Pursuant to these agreements, we obtained exclusive, sub-licenseable rights to the patents and know-how for certain indications. We generally are required to make upfront payments as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreements until the later of the expiration of the applicable patent or the applicable last date of market exclusivity following the first commercial sale.
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2009 (in thousands):

	Payments Due By Period
		2011	2013
		through	through
	2010	2012	2014	After 2015	Total
Operating lease obligations	$9	$7	$—	$—	$16

Total	$9	$7	$—	$—	$16

The approval of our NDA for Silenor triggered a milestone payment obligation of $1.0 million to ProCom One Inc., and we are also obligated to make revenue-based royalty payments. These milestone and royalty payments are not included in the table above because as of December 31, 2009, we could not determine when or if the related milestone would be achieved or the events triggering the commencement of payment obligations would occur.
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

In order to reduce expenditures, we terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which we paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: (1) the completion of a financing or series of financings of at least $10.0 million, (2) a change of control, or (3) an insolvency event involving us, in each case provided that such event occurs prior to February 15, 2010, after which the remaining severance benefits are eliminated. We paid $0.2 million under these separation agreements in 2009, and we have a remaining deferred severance obligation of $0.6 million. Each of the affected employees entered into a consulting agreement with us that expired December 31, 2009. The former employees vested in their share-based awards during the term of the consulting agreements. We recorded charges totaling $1.5 million during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting agreements. In March 2010, the compensation committee of our Board of Directors approved the grant of common stock to the affected employees in settlement of the deferred severance obligation, conditioned upon the receipt of customary releases from the recipients.
From April 2009 through May 2009, in order to further reduce expenditures, we reduced our workforce by an additional six employees. Each of the terminated employees entered into a separation agreement pursuant to which we paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: (1) the completion of a financing or series of financings of at least $10.0 million, (2) a change of control, (3) an insolvency event involving us, or (4) December 31, 2010. We paid $0.3 million under the separation agreements in 2009 and we have a remaining deferred severance obligation of $1.1 million. Each of the affected employees entered into a consulting agreement with us that will expire on June 30, 2010. The former employees will continue to vest in their share-based awards during the terms of their consulting agreements. In total, we recorded charges during the second quarter of 2009 in conjunction with this reduction in workforce totaling $3.0 million for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
The following table summarizes severance expense incurred in 2009 and our remaining unpaid severance obligations as of December 31, 2010 (amounts in thousands).

Year ended
December 31,
2009
Beginning severance liability	$—
Severance benefits incurred	2,172
Severance benefits paid	(513)

Ending severance liability	$1,659

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period ending after June 15, 2010, with early adoption permitted. The Company is still evaluating the potential future effects of this guidance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents at December 31, 2009 consists primarily of money market funds. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. We also periodically invest in United States government debt securities. To the extent we hold securities other than money market funds, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, who is both our principal executive officer and our principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, who is both our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009, the end of our most recent fiscal year. This annual report does not include an attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding internal control over financial reporting as of December 31, 2009. Management’s report was not subject to attestation by PricewaterhouseCoopers LLP pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On March 18, 2010, Jesse I. Treu, Ph.D. informed us that he does not intend to stand for re-election as a director at our 2010 annual meeting of stockholders, but he will continue his service as a director until such meeting. In addition, on March 18, 2010, Kurt C. Wheeler resigned from our board of directors and the compensation and nominating/corporate governance committees thereof effective as of such date. Neither Dr. Treu’s decision to not stand for re-election nor Mr. Wheeler’s resignation resulted from any disagreement with us concerning any matter relating to our operations, policies or practices.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
At March 19, 2010, our board of directors consisted of the following members:

Name	Age	Position with the Company
David F. Hale	61	Chairman of the Board
Richard W. Pascoe	46	Director, President and Chief Executive Officer
Erle T. Mast	47	Director, Chairman of the Audit Committee
Jesse I. Treu, Ph.D.	62	Director, Chairman of the Compensation Committee
Kurt von Emster	42	Director, Chairman of the Nominating / Corporate Governance Committee
Terrell A. Cobb	60	Director
Michael L. Eagle	62	Director
Thomas G. Wiggans	58	Director
David F. Hale is one of our co-founders and has served as Chairman of the Board of Directors since our founding in August 2003. He also served as our interim Chief Executive Officer from January 2008 until August 2008. Mr. Hale has served as Chairman and Chief Executive Officer of Hale BioPharma Ventures since May 2006. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, from October 2000 until it merged with Micromet AG in 2006. He served as a director of CancerVax from December 2000 until the merger with Micromet Inc., and he currently serves as Chairman of Micromet’s board of directors. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor, from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the Board of Santarus, Inc. and the privately held companies SkinMedica, Inc., Ridge Diagnostics, Automedics, Inc., Advantar Laboratories, Crisi Medical Systems and Neurelis, Inc. Mr. Hale was formerly a director of Metabasis Therapeutics, Inc. from 1998 through January 2010, including its Chairman of the Board from 2006 through January 2010.
Mr. Hale is a member of the boards of directors of industry organizations including BIOCOM/San Diego and the Biotechnology Industry Organization (BIO) and is Chairman of CONNECT, and is a member of the board of directors of Rady Children’s Hospital and Health Center and the Sanford-Burnham Medical Research Institute. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University. Mr. Hale’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Hale should serve as a director of the company and as its non-executive chairman of the board.
Richard W. Pascoe joined as our President and Chief Executive Officer in August 2008. Before joining us, Mr. Pascoe was the Chief Operating Officer at ARIAD Pharmaceuticals, an emerging oncology company, where he led commercial operations, manufacturing, information services, program and alliance management and business development. Mr. Pascoe held a series of senior management roles at King Pharmaceuticals, Inc., including senior vice president of neuroscience marketing and sales and vice president positions in both international sales and marketing and hospital sales. He also held positions in the commercial groups at Medco Research, Inc. (which was acquired by King), COR Therapeutics, Inc. (where he helped lead the successful launch of eptifibatide [Integrilin®]), B. Braun Interventional and the BOC Group. Mr. Pascoe served as a commissioned officer in the United States Army following his graduation from the United States Military Academy at West Point where he received a B.S degree in Leadership. Mr. Pascoe’s appointment as our President and Chief Executive Officer and the board’s belief that the company’s chief executive officer should serve on the board, as well as Mr. Pascoe’s depth and diversity of experience in senior management of public specialty pharmaceutical companies and his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Pascoe should serve as a director of the company.

Erle T. Mast has served on our board of directors since June 2008. Mr. Mast currently serves as Executive Vice President and Chief Financial Officer and is a co-founder of Clovis Oncology, Inc., an emerging biopharmaceutical company. Previously, Mr. Mast was Chief Financial Officer of Pharmion Corporation from 2002 until its acquisition by Celgene Corporation in March 2008. Mr. Mast was also an Executive Vice President of Pharmion from February 2006 until the acquisition. He was Vice President of Finance for Dura Pharmaceuticals, Inc. from 1997 until its acquisition by Elan Corporation, plc in 2000, and thereafter he was Chief Financial Officer of Elan’s Global Biopharmaceuticals business until 2002. Prior to that, Mr. Mast was a partner with Deloitte & Touche, LLP. Mr. Mast has been a director of Zogenix, Inc. since 2008 and was a director of Verus Pharmaceuticals, Inc. from 2007 to 2009. Mr. Mast graduated from California State University, Bakersfield with a degree in business administration. Mr. Mast’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, including his specific experience and skills that qualify Mr. Mast to be our “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Mast should serve as a director of the company.
Jesse I. Treu, Ph.D. has served as a member of our board of directors since December 2003. Dr. Treu has been a Partner of Domain Associates since its inception 25 years ago. He has been a director of over 30 early-stage health care companies, 18 of which have so far become public companies. Present board memberships include Afferent Pharmaceuticals, Altea Therapeutics, Aesthetic Sciences, CoLucid, Regado Biosciences and Tandem Diabetes Care, Inc. He has also served as a Founder, President and Chairman of numerous venture stage companies. Dr. Treu also served as a director of BiPar Sciences from 2007 to 2009, Celladon Corporation from 2005 to 2006, Northstar Neuroscience from 2002 to 2007 and SenoRx from 1999 to 2008. Prior to the formation of Domain, Dr. Treu had twelve years of experience in the health care industry. He was Vice President of the predecessor organization to The Wilkerson Group, and its venture capital arm, CW Ventures. While at CW Ventures, he served as President and CEO of Microsonics, a pioneer in computer image processing for cardiology. From 1977 through 1982, Dr. Treu led new product development and marketing planning for immunoassay and histopathology products at Technicon Corporation, which is now part of Siemens Diagnostics. Dr. Treu began his career with General Electric Company in 1973, initially as a research scientist developing thin film optical sensors for immunoassay testing, and later serving on the corporate staff with responsibility for technology assessment and strategic planning. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute and his M.A. and Ph.D. in physics from Princeton University. Dr. Treu’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies and in evaluating and investing in biotech companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Dr. Treu should serve as a director of the company. In March 2010, Dr. Treu informed us that he does not intend to stand for re-election at our 2010 annual meeting of stockholders, but he will continue his service as a director until such meeting.
Kurt von Emster, CFA has served as a member of our board of directors since August 2005. Mr. von Emster is currently Managing Director of venBio LLC. From November 2000 through February 2009, Mr. von Emster was a General Partner and Portfolio Manager for the MPM BioEquities Fund. Prior to joining MPM, Mr. von Emster spent 11 years with Franklin Templeton Group as a Vice President and Portfolio Manager where he managed over $2 billion in health and biotech funds. In his tenure at Franklin, Mr. von Emster was responsible for building the health care group and was responsible for conceiving and developing seven different life science investment products for Franklin. Mr. von Emster holds the Chartered Financial Analyst designation (CFA), is a member of the Association for Investment Management and Research and is a member of the Security Analysts of San Francisco. Mr. von Emster currently serves on the boards of directors of Facet Biotech Corporation, a publicly traded biotechnology company, and Metabolex, a private drug development company. He has a degree from the University of California at Santa Barbara in Business and Economics. Mr. von Emster’s depth and diversity of experience on boards of directors of public and private biotechnology companies and in evaluating and investing in biotech companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. von Emster should serve as a director of the company.
Terrell A. Cobb has served as a member of our board of directors since August 2003. Mr. Cobb is the founder and currently serves as President of ProCom One, a drug development company, a position he has held since 1998. We license Silenor from ProCom One, Inc. as described in further detail under Part III — Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this report. From 1995 to the present, Mr. Cobb has served as a consultant focusing on business development activities in the pharmaceutical industry. Mr. Cobb previously spent 15 years in various positions at Johnson and Johnson. Mr. Cobb has founded four specialty pharmaceutical companies, has held senior management positions in several start-up organizations, including Pharmaco and Scandipharm, and has acted as an advisor and consultant to other drug development companies. He received a B.A. degree from Mercer University in Chemistry and Psychology. Mr. Cobb’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Cobb should serve as a director of the company. In addition, ProCom One has the right to designate one member of our board of directors, and ProCom One has designated Mr. Cobb to serve in such role.

Michael L. Eagle has served on our board of directors since May 2007. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Since retiring from Eli Lilly, he has served as a founding member of Barnard Life Sciences, LLC. Mr. Eagle serves on the boards of directors of Micrus Endovascular Corporation, a medical device company, and Cardio Polymers, Inc., formerly known as Symphony Medical, a private medical device company. Mr. Eagle earned his B. S. degree in mechanical engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University. He serves on the Board of Trustees of the La Jolla Playhouse and Futures for Children. Mr. Eagle’s depth and diversity of experience on boards of directors and in senior management of public and private pharmaceutical and medical device companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Eagle should serve as a director of the company.
Thomas G. Wiggans has served on our board of directors since June 2008. Mr. Wiggans served as Chief Executive Officer of Peplin, Inc. from August 2008 until Peplin’s acquisition by LEO Pharma A/S in November 2009, and as Chairman of Peplin’s Board of Directors from October 2007 until such acquisition. Mr. Wiggans served as Chief Executive Officer of Connetics Corporation from 1994 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. Mr. Wiggans was also Chairman of the Board of Connetics from January 2006 until the acquisition. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc. He served in various positions at Ares-Serono Group from 1980 to 1992, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans currently serves on the boards of directors of Sangamo Biosciences, Inc., Onyx Pharmaceuticals, Inc. and Victory Pharma Inc. Mr. Wiggans also served as a director of Corthera, Inc. from 2009 to 2010. He is also on the Board of Trustees of the University of Kansas Endowment Association. In addition, Mr. Wiggans is Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. Mr. Wiggans’ depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Wiggans should serve as a director of the company.
Director Nomination Process and Other Corporate Governance Matters
Director Qualifications
In evaluating director nominees, the nominating/corporate governance committee considers the following factors:
•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in our industry and with relevant social policy concerns;

•	experience as a board member of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members; and

•	practical and mature business judgment.

The nominating/corporate governance committee’s goal is to assemble a board of directors that brings to our company a variety of perspectives and skills derived from high quality business and professional experience.
Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating/corporate governance committee may also consider such other factors as it may deem to be in the best interests of our company and our stockholders. The nominating/corporate governance committee does, however, believe it appropriate for at least one, and preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors meet the definition of “independent director” under the Nasdaq Stock Market qualification standards. The nominating/corporate governance committee also believes it appropriate for our President and Chief Executive Officer to serve as a member of our board of directors.
Identification and Evaluation of Nominees for Directors
The nominating/corporate governance committee identifies nominees for director by first evaluating the current members of our board of directors willing to continue in service. Current members with qualifications and skills that are consistent with the nominating/corporate governance committee’s criteria for board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective.
If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, the nominating/corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. The nominating/corporate governance committee generally polls our board of directors and members of management for their recommendations. The nominating/corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating/corporate governance committee reviews the qualifications, experience and background of the candidates. In making its determinations, the nominating/corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best perpetuate the success of our company and represent stockholder interests through the exercise of sound business judgment. After review and deliberation of all feedback and data, the nominating/corporate governance committee makes its recommendation to our board of directors. Historically, the nominating/corporate governance committee has not relied on third-party search firms to identify director candidates. The nominating/corporate governance committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.
We have not received director candidate recommendations from our stockholders, and we do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by board members, management or other parties are evaluated.
Board Leadership and Risk Oversight
We believe it is the chief executive officer’s responsibility to manage the company and the chairman’s responsibility to lead the board. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have an independent chairman whose sole job is leading the board. By having another director serve as chairman of the board, Mr. Pascoe will be able to focus his entire energy on managing the company.
We believe our chief executive officer and our chairman have an excellent working relationship that has allowed Mr. Pascoe to make a good transition into the role of president and chief executive officer since joining the company in August of 2008. By clearly delineating the role of the chairman position in our corporate governance guidelines, we ensure there is no duplication of effort between the chief executive officer and the chairman. We believe this provides strong leadership for our board, while also positioning Mr. Pascoe as the leader of the company in the eyes of our collaborators, vendors, employees and other stakeholders.
Our board has six independent members and three non-independent members. A number of our independent board members are currently serving or have served as members of senior management of other public companies and have served as directors of other public companies. We have three board committees comprised solely of independent directors, each with a different independent director serving as chair of the committee. We believe that the number of independent, experienced directors that make up our board, along with the independent oversight of the board by the non-executive chairman, benefits our company and our stockholders.

Our audit committee is primarily responsible for overseeing the company’s risk management processes on behalf of the full board. The audit committee receives reports from management at least quarterly regarding the company’s assessment of risks. In addition, the audit committee reports regularly to the full board of directors, which also considers the company’s risk profile. The audit committee and the full board of directors focus on the most significant risks facing the company’s business and the company’s general risk management strategy, and also ensure that risks undertaken by the company are consistent with the board’s appetite for risk. While the board oversees the company’s risk management, company management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.
Pursuant to our bylaws and our corporate governance guidelines, our board determines the best board leadership structure for our company from time to time. As part of our annual board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We believe our current leadership structure, with Mr. Pascoe serving as chief executive officer and Mr. Hale serving as chairman of the board, is the optimal structure for our company at this time.
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
The audit committee reviewed with PricewaterhouseCoopers LLP, who are responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees. In addition, the audit committee has discussed with PricewaterhouseCoopers LLP their independence from management and our company, has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by the Public Company Accounting Oversight Board, Rule 3526 Communication with Audit Committees Concerning Independence, and has considered the compatibility of non-audit services with the independence of our registered public accounting firm.
The audit committee met with PricewaterhouseCoopers LLP to discuss the overall scope of their audit. The meetings with PricewaterhouseCoopers LLP were held, with and without management present, to discuss the results of their examination, their comments on our internal controls and the overall quality of our financial reporting.
Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2009.
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
Erle T. Mast, Chairman
Michael L. Eagle
Thomas G. Wiggans
Executive Officers
At March 18, 2010, our executive officers consisted of the following:

Name	Age	Position with the Company
Richard W. Pascoe	46	President and Chief Executive Officer
Jeffrey W. Raser	49	Senior Vice President, Sales and Marketing
Brian T. Dorsey	41	Vice President, Product Development
Matthew W. Onaitis	39	Vice President, General Counsel and Secretary
See “Board of Directors” for the biography of Mr. Pascoe.
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
Brian T. Dorsey joined us as Executive Director, Manufacturing and Program Management in March 2005. He was later promoted to Vice President, Manufacturing and Program Management in November 2006 and named Vice President, Product Development in January 2007. From April 2002 to March 2005, Mr. Dorsey served as Head of Project Management, Medical Writing and Library Services at Maxim Pharmaceuticals Inc., a biopharmaceutical company. From May 2001 to April 2002, Mr. Dorsey served as Director, Head of Biopharmaceutical Project Management at Baxter Bioscience, a division of Baxter Healthcare Corporation. Previously, Mr. Dorsey served as a Global Project Leader / Project Director at Pfizer Global Research and Development (Agouron). Mr. Dorsey received his B.S. in chemistry and his Masters degree in executive leadership, both from the University of San Diego.
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
Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

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

With respect to the compensation committee’s executive compensation review in early 2009, the committee authorized management to engage Remedy Compensation Consulting, or Remedy, to perform an assessment of the group of comparable specialty pharmaceutical companies used by the committee in reviewing executive compensation. Our management reviewed with Remedy the comparison group that we used in 2008, and this review resulted in a new comparison group that possessed the following characteristics at the time of selection:
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

With respect to the compensation committee’s executive compensation review in early 2010, the committee authorized management to engage Barney & Barney Compensation Consulting, or Barney & Barney, to perform an assessment of our group of comparable specialty pharmaceutical companies. Our management reviewed with Barney & Barney the comparison group that we used in 2009, and this review resulted in a new comparison group that possessed the following characteristics at the time of selection:
•	market capitalizations below $350 million,

•	most advanced product in Phase 2b or with a product approved or commercialized in the last 24 months,

•	less than 175 employees, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.
The compensation committee then approved the companies comprising the comparison group. The companies in the group were:

• Acadia Pharmaceuticals Inc.	• Neurocrine BioSciences, Inc.
• Alexza Pharmaceuticals, Inc.	• NeurogesX, Inc.
• ARIAD Pharmaceuticals, Inc.	• Orexigen Therapeutics, Inc.
• Biocryst Pharmaceuticals Inc.	• Pain Therapeutics, Inc.
• Bionovo Inc.	• Poniard Pharmaceuticals, Inc.
• Cypress Bioscience Inc.	• Questcor Pharmaceuticals, Inc.
• Dyax Corp.	• Telik, Inc.
• Dynavax Technologies Corp.	• Transcept Pharmaceuticals Inc.
• Ligand Pharmaceuticals, Inc.	• Trubion Pharmaceuticals, Inc.
• MDRNA, Inc.	• Vanda Pharmaceuticals Inc.
The changes made to the selection criteria for the 2010 comparison group reflect a desire on the part of the compensation committee to include for their consideration on a forward-looking basis, in advance of the commercialization of Silenor, a small number of companies having commercial operations. The committee intends to review compensation information relating to this smaller group both separately and as part of the entire comparison group, in each case in light of the company’s status with respect to commercialization efforts, in considering future compensation determinations.

Barney & Barney will compile competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze. With respect to executive officers for which the publicly available competitive information from the comparison group is not sufficient to provide meaningful analysis, Barney & Barney also will provide the compensation committee with competitive information relating to such officers’ positions from one or more executive compensation surveys.
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
While we believe that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely on a comparison to competitive data. While compensation paid by other companies is a factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result of this approach, there are no comparative guidelines, such as percentiles, used by our compensation committee in making compensation determinations relative to the compensation data from our comparison group. In addition, the compensation committee has discretion to make stock awards to executive officers that are outside of the ranges in previously-approved stock option grant guidelines. Our compensation committee relies upon the judgment of its members in making executive compensation decisions, after reviewing the following factors:
•	our performance against corporate objectives for the previous year,

•	difficulty in achieving desired results in the previous year and the current year,

•	value of the executive’s unique leadership and other skills and capabilities to support our long-term performance,

•	historical compensation versus performance,

•	status relative to similarly-situated executives from our comparison group or from compensation surveys,

•	the executive’s performance generally, including against individual objectives, if any, for the previous year, and

•	the impact that any compensation awards that are payable in cash would have on our cash position.
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
Our Chairman of the Board, David F. Hale, was appointed as Executive Chairman of the Board in December 2007, and assumed the role of Interim Chief Executive Officer on January 1, 2008. Richard W. Pascoe joined us as President and Chief Executive Officer in August 2008, with Mr. Hale retaining the position of Executive Chairman of the Board. Mr. Hale returned to his prior role as non-Executive Chairman of the Board as of our annual meeting of stockholders on June 9, 2009.
Mr. Hale’s compensation for his roles as Executive Chairman of the Board and Interim Chief Executive Officer was set solely by the compensation committee with no input from management. At the time that Mr. Hale agreed to serve in these positions, the compensation committee and our board of directors approved base compensation and bonus targets for Mr. Hale for his service in these positions. When Mr. Pascoe started as our President and Chief Executive Officer in August 2008, the compensation committee approved Mr. Pascoe’s base compensation and bonus targets for his service in such roles, and adjusted Mr. Hale’s base compensation and bonus targets given his continuing role as Executive Chairman of the Board. Mr. Hale’s base compensation was not reviewed and adjusted as part of our normal, annual executive compensation review, but the compensation committee determined Mr. Hale’s bonus and equity compensation as part of such review. Once Mr. Hale returned to the role of non-Executive Chairman of the Board in June 2009, his compensation thereafter was determined under our Director Compensation Policy that was previously approved by our board of directors.

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
Elements of Executive Compensation
Summary Compensation Table
The following “Summary Compensation Table” summarizes the compensation received by our Executive Chairman, including compensation received after he returned to service as our non-executive chairman of the board, our President and Chief Executive Officer, our former Chief Financial Officer and our three other most highly compensated executive officers, or our Named Executive Officers, in the fiscal years ended December 31, 2009, 2008 and 2007. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. The “Salary” column is the gross wages earned during each year listed. The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment, or SFAS No. 123(R), using the stock price on the date of grant. The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes valuation model with assumptions described in more detail in our audited financial statements included in this report. None of the awards with performance conditions were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. The full grant date fair value of awards which vest upon achieving performance conditions is, however, provided in the footnote. Except as set forth below, no Named Executive Officer earned any pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2009, 2008 or 2007.

							Change in
							Pension Value
							and
							Nonqualified
					Option	Non-Equity	Deferred
		Salary	Bonus	Stock	Awards ($)	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	($)	($) (1)	Awards ($)	(2)	Compensation ($)	Earnings ($)	Compensation	Total
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer (3)	2009	$91,376	$—	$—	$424,220	$—	N/A	$—	$515,596
	2008	$289,091	$36,000	$15,125	$—	$—	N/A	$—	$340,216
	2007	$19,646	$—	$57,000	$1,150,781	$—	N/A	$162,189	$1,389,616
Richard W. Pascoe, President and Chief Executive Officer and Current Director (4)	2009	$415,000	$—	$—	$1,461,045	$—	N/A	$—	$1,876,045
	2008	$163,484	$—	$24,200	$1,313,800	$—	N/A	$206,845	$1,708,329
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	2009	$270,150	$—	$—	$831,989	$—	N/A	$—	$1,102,139
	2008	$268,484	$38,588	$15,125	$293,166	$—	N/A	$—	$615,363
	2007	$255,208	$62,781	$57,000	$416,995	$—	N/A	$—	$791,984
Brian T. Dorsey, Vice President, Product Development	2009	$253,000	$—	$—	$786,025	$—	N/A	$—	$1,039,025
	2008	$250,029	$34,500	$15,125	$244,305	$—	N/A	$—	$543,959
	2007	$218,466	$59,477	$57,000	$208,751	$—	N/A	$—	$543,694
Matthew W. Onaitis, Vice President and General Counsel	2009	$236,250	$—	$—	$957,609	$—	N/A	$—	$1,193,859
	2008	$234,797	$33,750	$15,125	$244,305	$—	N/A	$—	$527,977
	2007	$224,323	$53,501	$57,000	$553,329	$—	N/A	$—	$888,153
Meg M. McGilley, former Vice President and Chief Financial Officer (5)	2009	$114,276	$—	$—	$167,711	$—	N/A	$42,500	$324,487
	2008	$252,578	$35,438	$15,125	$244,305	$—	N/A	$—	$547,446
	2007	$234,375	$54,844	$57,000	$416,995	$—	N/A	$—	$763,214

(1)	Amounts listed under the “Bonus” column for 2008 reflect the amounts paid to each of the Named Executive Officers in April 2008 related to the acceptance by the FDA of our NDA for Silenor. Amounts listed for 2007 reflect amounts earned under our 2007 Incentive Plan. Amounts paid under our incentive plans are discretionary and no such amounts were paid relating to our 2008 Incentive Plan or have been paid relating to our 2009 Incentive Plan.

(2)	Amounts included in the “Option Awards” column for 2009 include the fair value of replacement awards granted in our stock option exchange program which was completed in June 2009. The fair value of the replacement awards granted in the stock option exchange program is the sum of the unrecognized expense from the original award at the time of the exchange, plus the incremental value from the replacement award. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange.

(3)	Amounts included in the “Salary” column for Mr. Hale reflect payments for his service as Executive Chairman of the Board during 2009, 2008 and 2007 and Interim Chief Executive Officer in 2008, including the full grant date fair value of share-based awards received by Mr. Hale in lieu of salary for his role as Executive Chairman of the Board during 2009. Amounts included in “All Other Compensation” reflect cash payments made to Mr. Hale for his service as non-Executive Chairman of the Board during 2007. Amounts included in the “Stock Awards” and “Option Awards” columns for Mr. Hale include the full grant date fair value of all share-based award amounts received by Mr. Hale during each year listed for his service as non-Executive Chairman of the Board, and for his service as Executive Chairman of the Board in 2007 and 2008.

(4)	Mr. Pascoe became our President and Chief Executive Officer in August 2008. Amounts included in “All Other Compensation” reflect the sum of: (a) a $25,000 signing bonus paid at the time Mr. Pascoe joined us, plus the gross-up for taxes of $18,668 on such signing bonus, and (b) amounts reimbursed to Mr. Pascoe of $102,276 incurred in connection with his relocation to San Diego, California from Massachusetts, plus $60,901 for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego, reasonable expenses relating to the sale of Mr. Pascoe’s home in Massachusetts, closing costs associated with the purchase of a primary residence in San Diego and moving of household goods.

(5)	Ms. McGilley’s employment was terminated as of May 15, 2009 as a result of a workforce reduction undertaken by our board of directors for the purpose of reducing costs. At the time of termination, Ms. McGilley received $42,500 of severance which is included in “All Other Compensation.” Not included in the table is the amount of $246,412 payable to Ms. McGilley as deferred severance at December 31, 2010 or upon the earlier occurrence of certain corporate events. Upon Ms. McGilley’s departure from the company, Mr. Pascoe assumed the role of our principal financial officer.
The following table provides the full grant date fair values for all share-based awards included in the Summary Compensation Table that were granted with performance-based vesting conditions, assuming that the highest level of performance will be achieved in each case.

		Grant Date		Grant Date	Option
		Fair Value	Stock Award	Fair Value	Award
		of Stock	Vesting	of Option	Vesting
Name and Principal Position	Year	Awards $	Conditions	Awards	Conditions
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer.	2009	$201,167	(1)	$39,982	(2)
	2008	$30,250	(3)	$—	N/A
	2007	$228,000	(4)	$—	N/A
Richard W. Pascoe, President and Chief Executive Officer and Current Director	2009	$100,001	(1)	$119,947	(2)
	2008	$228,400	(3)	—	N/A
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	2009	$47,219	(1)	$79,965	(2)
	2008	$30,250	(3)	$—	N/A
	2007	$228,000	(4)	$—	N/A
Brian T. Dorsey, Vice President, Product Development	2009	$43,864	(1)	$79,965	(2)
	2008	$30,250	(3)	$—	N/A
	2007	$228,000	(4)	$—	N/A
Matthew W. Onaitis, Vice President and General Counsel	2009	$41,089	(1)	$79,965	(2)
	2008	$30,250	(3)	$—	N/A
	2007	$228,000	(4)	$—	N/A
Meg M. McGilley, former Vice President and Chief Financial Officer	2009	$41,440	(1)	$—	N/A
	2008	$30,250	(3)	$—	N/A
	2007	$228,000	(4)	$—	N/A

(1)	Amounts reflect the value of RSUs for Mr. Hale with the following vesting conditions: a) the first commercial sale of Silenor in the United States, b) the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States, or c) upon completion of financing activities resulting in at least $25 million of non-restricted cash proceeds by December 31, 2009. For the other Named Executive Officers, the value reflects RSUs which would have vested upon completion of financing activities resulting in at least $25 million of non-restricted cash proceeds by December 31, 2009. This financing goal was not achieved, and the awards were subsequently forfeited. For all of the Named Executive Officers other than Mr. Hale, all of the listed stock awards granted during 2009 were forfeited. For Mr. Hale, RSUs with a grant date fair value of $60,000 were forfeited.

(2)	Amounts reflect the value of stock options of which 50% vested upon FDA approval of the Silenor NDA and 50% would vest upon the completion of a strategic relationship with regards to the commercialization of Silenor.

(3)	Amounts reflect the value of RSUs of which 50% vested upon FDA approval of the Silenor NDA and 50% would vest upon the first commercial sale of Silenor in the United States.

(4)	Amounts reflect the value of restricted stock of which 25% vested in 2008 upon the acceptance of the Silenor NDA by the FDA and the other 75% of which vested upon approval of the Silenor NDA by the FDA.
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
For his service as our Executive Chairman of the Board, Mr. Hale received a monthly salary of $15,000 per month throughout 2008. From January 1 through June 9, 2009, when Mr. Hale assumed his prior role as non-Executive Chairman of the Board, Mr. Hale received such compensation in the form of RSUs which vest on our first open trading window following the first commercial sale of Silenor in the United States.
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
Bonus Awards
It is the compensation committee’s objective to have a significant percentage of each executive officer’s total compensation be contingent upon our performance as well as upon his or her own level of performance and contribution toward our performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved, with individual performance also historically taken into account by the compensation committee for executive officers other than our Chief Executive Officer. Individual performance was also not taken into account when determining bonus compensation for Mr. Hale for his past service as our Executive Chairman of the Board and Interim Chief Executive Officer.
In 2009, our compensation committee adopted the 2009 Incentive Plan. This plan was designed to reward our executive officers for the achievement of annual performance goals. Pursuant to the plan, the committee designated for each executive officer a target bonus amount, expressed as a percentage of his or her base salary. For 2009, the target bonus percentage for our Chief Executive Officer was 45% of his base salary, and the target bonus percentage for each other executive officer was 35% of his or her base salary. The target bonus percentage for Mr. Hale, for his role as Executive Chairman of the Board, was 45% of the amount of total salary he received during 2009 in that role.

The calculation of the bonuses to be paid to our Named Executive Officers for 2009 would be entirely dependent upon the achievement of our corporate performance goals. Our 2009 corporate performance goals were established by our board of directors and included objectives relating to: (1) regulatory activities relating to our product candidate Silenor, (2) establishing a strategic collaboration regarding Silenor, and (3) our financing activities and financial performance.
Objectives relating to Silenor regulatory activities included the approval of the NDA for Silenor in the fourth quarter of 2009. With respect to establishing a strategic collaboration regarding Silenor, our goal was to complete a collaboration or to have an alternative strategic plan approved by our board of directors by the end of 2009. Our objectives relating to financing activities were to complete one or more financings in 2009 to meet our board-approved budget and to maintain operating expenses at or below the levels set forth in such budget.
With respect to our corporate goals, our compensation committee places performance into one of four categories: excellent in view of prevailing conditions, acceptable in view of prevailing conditions, meeting some but not all objectives, or not acceptable in view of prevailing conditions. Each of these categorizations results in a range of multipliers to the target amount of the bonus. The compensation committee has discretion with respect to the actual multiplier to apply in each case. For 2009, the ranges were 75% to 150% for excellent performance, 50% to 75% for acceptable performance, 25% to 50% for performance meeting some but not all objectives and 0% for unacceptable performance. The primary factor in the determination of the bonus is the achievement of corporate objectives, but the compensation committee also takes other factors into account, such as individual contribution to corporate goals, historical compensation awards, anticipated contribution to future corporate goals and the impact that the payment of bonuses in cash would have on our cash position. As a result, the ultimate payment of bonuses is within the subjective discretion of our compensation committee, notwithstanding performance relating to pre-established objectives.
In February 2009, the compensation committee undertook its annual review of the compensation levels and performance of the company and each of the Named Executive Officers. As part of this process, our management recommended to the compensation committee that the payment of cash bonuses to our employees under the previously-approved 2008 Incentive Plan was not advisable in light of our then-current cash position. The compensation committee agreed with this recommendation, and determined that cash bonuses would not be paid under the 2008 Incentive Plan. In lieu of such cash bonuses, the committee granted RSUs under our 2005 Equity Incentive Award Plan. The committee granted each such Named Executive Officer other than Mr. Pascoe a number of RSUs calculated by dividing the bonus amount to which such Named Executive Officer would otherwise have been entitled under the 2008 Incentive Plan by $2.18, the closing price of our common stock on the Nasdaq Stock Market on the grant date of February 17, 2009. Pursuant to Mr. Pascoe’s employment agreement with us, Mr. Pascoe was entitled to a cash bonus of $100,000 in lieu of any performance-based bonus under the 2008 Incentive Award Plan. The employment agreement was amended such that in lieu of such cash bonus Mr. Pascoe was granted 45,872 RSUs, which is equal to such bonus amount divided by $2.18, the closing price of our common stock on the Nasdaq Stock Market on the grant date of February 17, 2009. The RSUs would have vested in full six months after the consummation by us of a financing or a strategic collaboration, or the last in a series of financing or strategic collaboration transactions, in which we receive an aggregate of at least $25 million in unrestricted cash in 2009, subject to the executive’s continued employment by or service to us on such date. In addition, the RSUs would vest in full upon a change of control transaction involving us. The company did not meet that threshold, so all of these RSUs were forfeited as of December 31, 2009.
To date, the compensation committee has not considered the payment of any bonuses under our 2009 Incentive Plan.
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
The policy also provides that equity awards can be granted outside the terms of the policy in the event of unique circumstances or when time is of the essence, but that we shall not have any program, plan or practice to coordinate the timing of equity awards with the release by us of material non-public information or any other investor relations activities.
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
Our 2005 Equity Incentive Award Plan also allows us to provide other types of equity awards to our executive officers, such as restricted stock awards or restricted stock units.
We do not have any security ownership requirements for our executive officers.
In February 2009, in connection with its annual review of the compensation levels and performance of the company and our Named Executive Officers, the compensation committee granted RSUs in lieu of cash bonuses under our 2008 Incentive Plan as described above, and also granted stock options to our Named Executive Officers as set forth in the “Grants of Plan-Based Awards” table below.
In June 2009, we effected a one-time stock option exchange program. Under the program, employees and directors as of March 1, 2009 were eligible to elect to exchange all of their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of the greater of $1.00 or the closing price of our common stock on the Nasdaq Stock Market on June 9, 2009. The participants received two new options for every three options tendered for exchange. In total, approximately 4.3 million stock options were tendered in exchange for approximately 2.9 million replacement awards. The exercise price of the replacement awards was $1.23 per share, which was the closing price of our common stock on June 9, 2009. One-third of the replacement awards were vested upon grant and the remainder of the replacement stock options will vest, subject to the participant’s continued service, in equal monthly installments over the following two year period such that all the awards shares will be fully vested in June 2011. A listing of the replacement awards granted to each of the Named Executive Officers is included in the “Grants of Plan-Based Awards” table below.

In July 2009 the compensation committee made one-time grants of options to each of our Named Executive Officers having performance-based vesting. These options are listed in the “Grants of Plan-Based Awards” table below. These one-time grants were made in order to retain key members of our management team and to provide additional incentives for these executives to help achieve key corporate goals in 2009.
In addition, pursuant to his employment agreement with us relating to his role as Executive Chairman of the Board during 2009, Mr. Hale was granted an aggregate of 138,377 RSUs in lieu of his cash base salary for his service as Executive Chairman of the Board.
We routinely grant our executive officers stock options under our stock incentive plans. For a description of the change of control provisions applicable to these stock options, see “Severance Benefits and Change of Control Arrangements” below.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the outstanding stock options, restricted stock and RSUs as of December 31, 2009 for our Named Executive Officers.

								Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
	Option Awards									Plan	Awards:
					Equity					Awards:	Market or
					Incentive Plan					Number of	Payout
					Awards:					Unearned	Value of
			Number of	Number of	Number of					Shares,	Unearned
			Securities	Securities	Securities			Number of		Units or	Shares,
			Underlying	Underlying	Underlying			Shares or	Market	Other	Units or
			Unexercised	Unexercised	Unexercised			Units of	Value of	Rights that	Other Rights
			Options (#	Options (#	Unearned		Option	Stock that	Stock that	Have not	that Have
Name and Principal	Award		Exercisable)	Unexercisable)	Options (#)	Option Exercise	Expiration	Have Not	Have Not	Vested (#)	not Vested
Position	Grant Date		(1)	(1)	(2)	Price ($/Share)	Date	Vested (#)	Vested ($)	(3)	($)(4)
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer	10/8/2007									15,000	$16,200
	11/28/2008									25,000	27,000
	1/30/2009									5,890	6,361
	2/17/2009		—	100,000		$2.18	2/16/2019
	2/27/2009									33,074	35,720
	3/31/2009									41,484	44,803
	4/30/2009									39,780	42,962
	5/29/2009									18,149	19,601
	6/9/2009	(5)	91,111	91,107		1.23
	6/9/2009		20,000	20,000		1.23	6/8/2019
	6/30/2009									12,030	12,992
	7/16/2009				50,000	$1.17	7/15/2019
	9/30/2009									11,449	12,365
	12/31/2009									25,926	28,000

			111,107	211,111	50,000			—	$—	227,782	$246,004
Richard W. Pascoe, President, Chief Executive Officer and Director	11/28/2008									40,000	$43,200
	6/9/2009	(5)	216,666	216,667		$1.23
	7/16/2019				150,000	$1.17	7/15/2019

			216,666	216,667	150,000			—	$—	40,000	$43,200
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	6/28/2004		50,000	—		$1.20	6/27/2014
	3/2/2005		7,500	—		2.40	3/1/2015
	7/19/2005		83,333	—		3.00	7/18/2015
	10/8/2007									15,000	$16,200
	11/28/2008									25,000	27,000
	6/9/2009	(5)	108,998	109,001		1.23
	7/16/2009				100,000	1.17	7/15/2019

			249,831	109,001	100,000			—	$—	40,000	$43,200
Brian T. Dorsey, Vice President, Product Development	10/8/2007									15,000	$16,200
	11/28/2008									25,000	27,000
	6/9/2009	(5)	97,853	97,855		$1.23
	7/16/2019				100,000	1.17	7/15/2019

			97,853	97,855	100,000			—	$—	40,000	$43,200

								Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
	Option Awards									Plan	Awards:
					Equity					Awards:	Market or
					Incentive Plan					Number of	Payout
					Awards:					Unearned	Value of
			Number of	Number of	Number of					Shares,	Unearned
			Securities	Securities	Securities			Number of		Units or	Shares,
			Underlying	Underlying	Underlying			Shares or	Market	Other	Units or
			Unexercised	Unexercised	Unexercised			Units of	Value of	Rights that	Other Rights
			Options (#	Options (#	Unearned		Option	Stock that	Stock that	Have not	that Have
Name and Principal	Award		Exercisable)	Unexercisable)	Options (#)	Option Exercise	Expiration	Have Not	Have Not	Vested (#)	not Vested
Position	Grant Date		(1)	(1)	(2)	Price ($/Share)	Date	Vested (#)	Vested ($)	(3)	($)(4)
Matthew W. Onaitis, Vice President and General Counsel	10/8/2007									15,000	$16,200
	11/28/2008									25,000	27,000
	6/9/2009	(5)	102,399	102,400		$1.23
	7/16/2019				100,000	1.17	7/15/2019

			102,399	102,400	100,000			—	$—	40,000	$43,200
Meg M. McGilley, former Vice President and Chief Financial Officer	6/28/2004		8,500	—		$1.20	6/27/2014
	3/2/2005		29,800	—		2.40	3/1/2015
	7/9/2005		83,333	—		3.00	7/18/2015
	10/8/2007									15,000	$16,200
	11/28/08									25,000	27,000
	6/9/2009	(5)	92,332	92,334		1.23

			213,965	92,334	—			—	$—	40,000	$43,200

(1)	The stock options granted to Mr. Hale with an expiration date of June 8, 2019 were granted under our director compensation policy and vest evenly on a monthly basis over the twelve-month period after grant. Except as described under footnote 5 below, all other stock options in this column vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after grant.

(2)	Stock options included under equity incentive plan awards vest such that 50% vested upon FDA approval of the Silenor NDA, and 50% would vest upon completion of a strategic relationship with regards to the commercialization of Silenor.

(3)	Stock included under equity incentive plan awards include: (a) the October 8, 2007 grant of restricted stock awards which vested upon FDA approval of the Silenor NDA, and (b) the November 28, 2008 grant of RSUs, 50% of which vested upon FDA approval of the Silenor NDA and 50% of which would vest upon the first commercial sale of Silenor in the United States. All other grants are RSUs which vest on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States.

(4)	The value of stock awards is based on a closing stock price of $1.08 per share on December 31, 2009.

(5)	Denotes stock options that were granted under our stock option exchange program which was completed in June 2009. Such stock options vest such that one-third were vested at grant with the remaining two-thirds vesting over the subsequent two years. The expiration dates for these stock options ranges between March 1, 2015 and February 16, 2019.

Grants of Plan-Based Awards Table
The following table summarizes equity-based and incentive plan awards granted to our Named Executive Officers during the last fiscal year.

									All Other
								All Other	Option
								Stock	Awards:
								Awards:	Number of	Exercise or	Grant Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Securities	Base Price of	Fair Value
Name and		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Underlying	Option	of Stock
Principal		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options (#)	Awards	and Option
Position	Grant Date	($)	($)	($)	(#)	(#) (1)	(#)	Units (#)	(2)	($/Share)	Awards (3)
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer	1/30/2009					5,890				$—	$14,607
	2/17/2009					27,523				$—	$60,000
	2/17/2009								100,000	$2.18	$145,549
	2/27/2009					33,074				$—	$14,519
	3/31/2009					41,484				$—	$14,519
	4/30/2009					39,780				$—	$14,520
	5/29/2009					18,149				$—	$14,519
	6/9/2009								182,219	$1.23	$323,649
	6/9/2009								40,000	$1.23	$33,926
	6/30/2009					12,030				$—	$13,233
	7/16/2009					50,000				$1.17	$39,982
	9/30/2009					11,449				$—	$27,249
	12/31/2009					25,926				$—	$28,000
Richard W. Pascoe, President, Chief Executive Officer and Director	2/17/2009					45,872				$—	$100,001
	2/17/2009								150,000	$2.18	$218,324
	6/9/2009								433,333	$1.23	$1,242,741
	7/16/2009					150,000				$1.17	$119,947
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	2/17/2009					21,660				$—	$47,219
	2/17/2009								125,000	$2.18	$181,936
	6/9/2009								217,999	$1.23	$650,053
	7/16/2009					100,000				$1.17	$79,965
Brian T. Dorsey, Vice President, Product Development	2/17/2009					20,121				$—	$43,864
	2/17/2009								125,000	$2.18	$181,936
	6/9/2009								195,708	$1.23	$604,089
	7/16/2009					100,000				$1.17	$79,965
Matthew W. Onaitis, Vice President and General Counsel	2/17/2009					18,848				$—	$41,089
	2/17/2009								100,000	$2.18	$145,549
	6/9/2009								204,799	$1.23	$812,060
	7/16/2009					100,000				$1.17	$79,965
Meg M. McGilley, former Vice President and Chief Financial Officer	2/17/2009					19,009				$—	$41,440
	2/17/2009								90,000	$2.18	$130,995
	6/9/2009								184,666	$1.23	$36,716

(1)	The “target” number of shares for all grants other than those made on February 17, 2009 and July 16, 2009 is the number of RSUs which would vest on the first open trading window following the first commercial sale of Silenor in the United States. The “target” number of shares for grants made on February 17, 2009 is the number of RSUs which would have vested if we received aggregate proceeds from financing activities of at least $25 million by December 31, 2009. This performance target was not met and such shares were subsequently forfeited. The “target” number of shares for grants made on July 16, 2009 is the number of shares underlying stock options which vest such that 50% vested upon FDA approval of the NDA for Silenor and 50% would vest upon completion of a strategic partnership with regards to the commercialization of Silenor.

(2)	The grant of stock options on June 9, 2009 for all shares except the 40,000 options granted to Mr. Hale on such date are due to the exchange of stock options under our stock option exchange program. The fair value of the replacement awards granted in the stock option exchange program is the sum of the unrecognized expense from the original award at the time of the exchange, plus the incremental value from the replacement award. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange. The 40,000 options granted to Mr. Hale on June 9, 2009 are in accordance with our director compensation policy. The stock options granted on February 17, 2009 vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after grant.

(3)	For RSUs, the grant date fair value is calculated as the number of shares multiplied the stock price at the date of grant. For stock options, the grant date fair value is calculated using the Black-Scholes valuation model with the assumptions outlined in our audited financial statements included in this report. In this table, the full grant-date fair value of share-based awards having performance-based vesting conditions is listed without adjusting for the probability of achieving the applicable vesting conditions. Please refer to the Summary Compensation table and footnotes for a description of the probability of the vesting conditions being achieved as of the grant date for those awards.
Stock Option Exercises and Stock Vested Table
The following table summarizes the exercises of stock options and the vesting of restricted stock and RSUs for our Named Executive Officers during our last fiscal year.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of
	Acquired on	on Exercise ($)	Shares Acquired	Value Realized
Name and Principal Position	Exercise (#)	(1)	on Vesting (#)	on Vesting ($) (2)
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer	—	$—	12,500	$13,750
Richard W. Pascoe, President, Chief Executive Officer and Director	—	—	20,000	22,000
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	—	—	12,500	13,750
Brian T. Dorsey, Vice President, Product Development	—	—	12,500	13,750
Matthew W. Onaitis, Vice President and General Counsel	—	—	12,500	13,750
Meg M. McGilley, former Vice President and Chief Financial Officer	—	$—	12,500	$31,500

(1)	Our Named Executive Officers did not exercise any stock options during the year ended December 31, 2009.

(2)	The “Value Realized on Vesting” for stock awards is based on a stock price of $1.10 per share when the RSUs vested on December 31, 2009 for all holders except Ms. McGilley. For Ms. McGilley, the RSUs were subject to accelerated vesting provisions under her termination agreement. The stock price on the date of issuance for Ms. McGilley was $2.52 per share.
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
David F. Hale:
Mr. Hale entered into an employment agreement with us in December 2007 upon becoming Executive Chairman of the Board. This employment agreement expired when Mr. Hale reassumed the role of non-Executive Chairman in June 2009. Pursuant to Mr. Hale’s equity award agreements, in the event of a change in control of our company, 100% of Mr. Hale’s unvested restricted stock, RSUs and stock option awards will immediately become vested and exercisable on the date of the change of control.
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

Executive Officers other than Mr. Hale and Mr. Pascoe:
Messrs. Raser, Dorsey and Onaitis entered into employment agreements with us upon joining the company. In October 2007 our board of directors, upon the recommendation of the compensation committee, determined that the severance and change of control benefits of each of our executive officers should be conformed, as well as amended as necessary to comply with the requirements of Section 409A of the Internal Revenue Code.
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
Meg M. McGilley:
In May 2009, in connection with a reduction in force undertaken to reduce expenditures, Ms. McGilley’s employment was terminated. We entered into a separation agreement with Ms. McGilley pursuant to which we paid two months of Ms. McGilley’s base salary upon separation and agreed to pay 110% of the remaining benefits to which Ms. McGilley was contractually entitled upon the earliest to occur of: (1) the completion of a financing or series of financings of at least $10.0 million, (2) a change of control transaction, (3) an insolvency event involving us, or (4) December 31, 2010. The up-front payment to Ms. McGilley was $42,500, and the amount she is owed under the separation agreement is $246,412. We also entered into a consulting agreement with Ms. McGilley that will expire June 30, 2010. Ms. McGilley will continue to vest in her share-based awards during the term of the consulting agreement.
If the employment of each of our Named Executive Officers was terminated due to disability or was terminated without cause, or if each resigned for good reason, the estimated benefits that each would receive under their employment agreements as of December 31, 2009 would be as follows:

				Received if Terminated Without Cause or
				Resigned for Good Reason
							Intrinsic	Intrinsic
							Value of	Value of
	Received if Terminated due to Disability						Additional	Additional
		Unused Paid			Unused Paid	Health Care	Vested Stock	Vested
Name and Principal Position	Salary	Time-off	Total	Salary	Time-off	Benefits	Options (1)	Shares (2)	Total
David F. Hale, Chairman of the Board and former Interim Chief Executive Officer (3)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Richard W. Pascoe, President, Chief Executive Officer and Director	415,000	29,286	444,286	415,000	29,286	16,216	—	—	460,502
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	270,150	27,193	297,343	270,150	27,193	18,520	—	—	315,863
Brian T. Dorsey, Vice President, Product Development	253,000	29,191	282,191	253,000	29,191	18,520	—	—	300,441
Matthew W. Onaitis, Vice President and General Counsel	236,250	27,259	263,509	236,250	27,259	17,764	—	—	281,273
Meg M. McGilley, former Vice President and Chief Financial Officer (3)	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $1.08 per share at December 31, 2009 and the exercise price. All additional options that would vest within 12 months of December 31, 2009 have an exercise price that exceeds the underlying stock price. Therefore, intrinsic value at December 31, 2009 is zero.

(2)	The intrinsic value of additional vested shares shown above is the number of shares that would vest within 12 months of December 31, 2009, multiplied by the closing stock price of $1.08 per share at December 31, 2009. All of our outstanding RSUs vest upon achieving performance conditions and it is unknown if any would vest within 12 months of termination. Accordingly, no amounts are included in the table above. Additionally, the restricted stock granted in October 2007 does not vest upon termination without cause or resignation for good reason and is therefore excluded from the table.

(3)	Mr. Hale’s employment agreement expired when he reassumed his role as non-Executive Chairman of the Board in June 2009. Ms. McGilley’s employment was terminated in May 2009 in connection with a reduction in force for the purpose of reducing expenses.

If a change in control was consummated at December 31, 2009 and the employment of each of our Named Executive Officers was terminated without cause, or if an executive resigned for good reason, the estimated benefits that each would receive under their employment agreements would be as follows:

	Received if Terminated Without Cause
	or Resigned for Good Reason in Connection with a Change of Control
				Intrinsic Value	Intrinsic Value
				of Additional	of Additional
		Unused Paid	Health Care	Vested Stock	Vested Shares
Name and Principal Position	Salary	Time-off	Benefits	Options (1)	(2)	Total
David F. Hale, Executive Chairman and former Interim Chief Executive Officer (3)	$—	$—	$—	$—	$246,005	$246,005
Richard W. Pascoe, President, Chief Executive Officer and Director	415,000	29,286	16,216	—	43,200	503,702
Jeffrey W. Raser, Senior Vice President, Sales and Marketing	270,150	27,193	18,520	—	43,200	359,063
Brian T. Dorsey, Vice President, Product Development	253,000	29,191	18,520	—	43,200	343,911
Matthew W. Onaitis, Vice President and General Counse	236,250	27,259	17,764	—	43,200	324,473
Meg M. McGilley, former Vice President and Chief Financial Officer (3)	$—	$—	$—	$—	$—	$—

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $1.08 per share at December 31, 2009 and the exercise price. All additional shares that would vest have an exercise price that exceeds the underlying stock price. Therefore intrinsic value at December 31, 2009 is zero.

(2)	The intrinsic value of additional vested restricted shares, RSUs and stock options is based on a closing stock price of $1.08 per share at December 31, 2009. In the event of a change in control of our company, 50% of the unvested shares would vest and the other 50% would convert into the right to receive cash based on the value of the transaction, with such payment deferred until the performance objectives are met. In the event of termination without cause or resignation for good reason in conjunction with a change of control, all such cash would be paid.

(3)	Mr. Hale’s employment agreement expired when he reassumed his role as non-Executive Chairman of the Board in June 2009. Ms. McGilley’s employment was terminated in May 2009 in connection with a reduction in force for the purpose of reducing expenses.
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
The non-performance based compensation paid in cash to our executive officers in 2009 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2010 will exceed that limit. In addition, our 2005 Equity Incentive Award Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and it will not be subject to the $1 million deduction limitation.
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
Compensation Committee
Jesse I. Treu, Ph.D. (Chair)
Michael L. Eagle
Thomas G. Wiggans
Compensation of our Board of Directors
We compensate non-employee directors for their service on our board of directors under our Director Compensation Policy. In February 2009, the compensation committee reviewed compensation levels of our board of directors and recommended to the board of directors that no changes be made. The board of directors discussed this recommendation and assessed whether any changes to director compensation levels were warranted, and no changes to director compensation were made.
Under the current Director Compensation Policy, each non-employee director is eligible to receive a quarterly retainer of $6,250, or $25,000 annually, for service on our board of directors. The non-Executive Chairman of the Board is eligible to receive a quarterly retainer of $25,000, or $100,000 per year.
During his service as Executive Chairman of the Board, Mr. Hale was compensated as described above. Since Mr. Hale returned to the role as non-Executive Chairman of the Board in June 2009, Mr. Hale’s compensation has been determined under our Director Compensation Policy.
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
In November 2008 our board of directors, upon the recommendation of the compensation committee, amended our Director Compensation Policy to provide that non-employee directors will receive their quarterly retainers for service on the board of directors or committees of the board and their fees for attending meetings of the board and committees of the board in RSUs. After each calendar quarter, each director will receive a number of RSUs calculated by dividing the total amount of such retainers and fees due to such director relating to such quarter by the closing price of our common stock on the Nasdaq Capital Market on the last trading day of such quarter. All of these RSUs would vest upon the first date included within an open trading window under our Insider Trading Policy following the first commercial sale of Silenor in the United States, subject to the director’s continued service to us on such date. Any RSUs issued after the first commercial sale of Silenor in the United States would vest upon the first date included within an open trading window under our Insider Trading Policy following the date of issuance, subject to the director’s continued service to us on such date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control.

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
Director Compensation Table
The following table summarizes our director compensation for each of our directors except Mr. Hale and Mr. Pascoe for the year ended December 31, 2009. Please see the tables relating to our Named Executive Officers for information relating to Mr. Hale and Mr. Pascoe. The “Stock Awards” column is the grant date fair value of stock awards issued during 2009, adjusted for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of SFAS No. 123(R) using the stock price on the date of grant. The “Option Awards” column is the grant date fair value of stock options granted during 2009, adjusted for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes valuation model with assumptions described in more detail in our audited financial statements included in this report. None of the awards with performance conditions were considered probable of achieving their vesting provisions on the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Director Compensation Table was zero. The full grant date fair value of awards which vest upon achieving performance conditions is, however, provided in the “Grants of Share-Based Awards” table below.

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred	All Other
	or Paid in	Stock Awards	Option Awards	Compensation	Compensation	Compensation
Name and Principal Position	Cash ($)	($) (1)	($) (2)	($)	Earnings ($)	($)	Total ($)
Erle T. Mast, Director, Chairman of the Audit Committee	$—	$—	$79,019	$—	$—	$—	$79,019
Jesse I. Treu, Ph.D., Director, Chairman of the Compensation Committee	—	—	41,529	—	—	—	41,529
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	—	—	41,529	—	—	—	41,529
Terrell A. Cobb, Director	—	—	43,176	—	—	—	43,176
Michael L. Eagle, Director	—	—	138,039	—	—	—	138,039
Kurt C. Wheeler, former Director (3)	—	—	39,159	—	—	—	39,159
Thomas G. Wiggans, Director	$—	$—	$74,508	$—	$—	$—	$74,508

(1)	During 2009, members of our board of directors received RSUs in lieu of cash compensation. The RSUs vest on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States.

(2)	Amounts presented under “Option Awards” include grant date fair value of stock options granted under our stock option exchange program which was completed on June 9, 2009, as well as the full grant date fair value annual stock option awards made to our non-employee directors under our director compensation policy. See the “Grants of Share-Based Awards” table below for further detail.
(3)	Mr. Wheeler resigned from our board of directors and the compensation and nominating/corporate governance committees thereof effective as of March 18, 2010.

Grants of Share-Based Awards Table
The following table summarizes the grant date fair value of each share-based award granted to members of our board of directors, except Mr. Hale and Mr. Pascoe, for the year ended December 31, 2009. Please see the tables relating to the compensation of our Named Executive Officers for information relating to Mr. Hale and Mr. Pascoe.

			Option Awards
			Number of			Stock Awards
			Shares			Number of
			Underlying	Exercise	Grant Date Fair	Shares	Grant Date Fair
			Stock Options	Price per	Value of Option	Granted (#)	Value of Stock
Name and Principal Position	Grant Date		Granted (#)	Share ($)	Awards ($) (2)	(3)	Awards ($) (2)
Erle T. Mast, Director, Chairman of the Audit Committee (3)	3/31/2009					35,000	$12,250
	6/9/2009	(1)	26,666	$1.23	$62,056
	6/9/2009		20,000	$1.23	16,963
	6/30/2009					13,863	15,249
	9/30/2009					5,042	12,000
	12/31/2009					10,648	11,500

			46,666		$79,019	64,553	$50,999
Jesse I. Treu, Ph.D., Director, Chairman of the Compensation Committee	3/31/2009					28,928	$10,125
	6/9/2009	(1)	58,331	$1.23	$26,686
	6/9/2009		17,500	$1.23	14,843
	6/30/2009					9,659	10,625
	9/30/2009					4,044	9,625
	12/31/2009					9,144	9,876

			75,831		$41,529	51,775	$40,251
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	3/31/2009					28,571	$10,000
	6/9/2009	(1)	58,331	$1.23	26,686	—	—
	6/9/2009		17,500	$1.23	14,843	—	—
	6/30/2009					10,000	11,000
	9/30/2009					3,886	9,249
	12/31/2009					8,796	9,500

			75,831		$41,529	51,253	$39,749
Terrell A. Cobb, Director	3/31/2009					26,428	$9,250
	6/9/2009	(1)	62,221	$1.23	$30,454
	6/9/2009		15,000	$1.23	12,722
	6/30/2009					9,090	9,999
	9/30/2009					3,571	8,499
	12/31/2009					8,565	9,250

			77,221		$43,176	47,654	$36,998
Michael L. Eagle, Director	3/31/2009					34,642	$12,125
	6/9/2009	(1)	33,333	$1.23	$125,317
	6/9/2009		15,000	$1.23	12,722
	6/30/2009					10,795	11,875
	9/30/2009					4,359	10,374
	12/31/2009					10,301	11,125

			48,333		$138,039	60,097	$45,499
Kurt C. Wheeler, former Director	3/31/2009					33,214	$11,625
	6/9/2009	(1)	62,221	$1.23	26,437
	6/9/2009		15,000	$1.23	12,722
	6/30/2009					9,886	10,875
	9/30/2009					4,359	10,374
	12/31/2009					9,375	10,125

			77,221		$39,159	56,834	$42,999
Thomas G. Wiggans, Director	3/31/2009					30,000	10,500
	6/9/2009	(1)	23,333	$1.23	$61,786
	6/9/2009		15,000	$1.23	12,722
	6/30/2009					11,818	13,000
	9/30/2009					4,306	10,248
	12/31/2009					8,565	9,250

			38,333		$74,508	54,869	$42,998

(1)	Denotes stock options that were granted under our stock option exchange program which was completed on June 9, 2009. These stock options vest with one-third vesting at the date of grant and the remaining two-thirds vesting on a monthly basis over the subsequent two-years. The fair value of the replacement awards granted in the stock option exchange program is the sum of the unrecognized expense from the original award at the time of the exchange, plus the incremental value from the replacement award. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange. All other stock options vest on a monthly basis over a twelve-month period after the date of grant.

(2)	The “Grant Date Fair Value of Option Awards” is determined in accordance with the provisions of SFAS No. 123(R) using the Black-Scholes model. See the assumptions used in the Black-Scholes model in our audited financial statements included in this report. The “Grant Date Fair Value of Stock Awards” is based on the closing stock price of our common stock on the date of grant.

(3)	During 2009, members of our board of directors received RSUs in lieu of cash compensation. The RSUs vest on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States.
Outstanding Share-Based Awards Table
The following table summarizes outstanding share-based awards held by members of our board of directors, except Mr. Hale and Mr. Pascoe, as of December 31, 2009. Please see the tables relating to the compensation of our Named Executive Officers for information relating to Mr. Hale and Mr. Pascoe.

	Option Awards
	Number of Shares	Number of Shares
	Underlying Vested	Underlying	Stock Awards
	Stock Options	Unvested Options	Number of Shares
Name and Principal Position	Outstanding (#) (1)	Outstanding (#) (1)	outstanding (#) (2)
Erle T. Mast, Director, Chairman of the Audit Committee	23,332	23,334	65,096
Jesse I. Treu, Ph.D., Director, Chairman of the Compensation Committee	37,915	37,916	52,318
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	37,915	37,916	51,796
Terrell A. Cobb, Director	57,776	38,611	48,197
Michael L. Eagle, Director	24,166	24,167	60,640
Kurt C. Wheeler, former Director	38,610	38,611	57,377
Thomas G. Wiggans, Director	19,166	19,167	55,232

(1)	All stock options outstanding have an exercise price of $1.23 per share, except that Mr. Cobb has 10,000 vested options at an exercise price of $2.40 per share and 9,166 vested options at an exercise price of $3.00 per share.

(2)	Denotes RSUs granted to members of our board of directors in lieu of cash compensation. The RSUs vest on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States.
Compensation Committee Interlocks and Insider Participation
Dr. Treu (chair) and Messrs. Eagle and Wheeler served on our compensation committee during the 2009 fiscal year. No member of the compensation committee was at any time during the 2009 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2010 (immediately following notification from the FDA on such date that the NDA for Silenor was approved) for:
•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our Named Executive Officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of May 17, 2010, which is 60 days after March 18, 2010 (immediately following notification from the FDA on such date that the NDA for Silenor was approved).

Percentage of beneficial ownership is based on 25,892,553 shares of common stock outstanding as of March 18, 2010 (immediately following notification from the FDA on such date that the NDA for Silenor was approved). Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 420 Stevens Avenue, Suite 210, Solana Beach, CA 92075.

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
5% Stockholders:
Funds affiliated with MPM Capital, L.P. (1) 601 Gateway Boulevard, Suite 350 South San Francisco, CA 94080	5,909,155	21.7%
Funds affiliated with Montreux Equity Partners LLC (2) 3000 Sand Hill Road, Building 1, Suite 260 Menlo Park, CA 94025	3,046,567	11.4%
Scale Venture Management I, LLC, (formerly BAVP, L.P.) (3) 950 Tower Lane, Suite 700 Foster City, CA 94404	3,002,858	11.4%
Boxer Capital, LLC (4) 991-C Lomas Santa Fe Drive, Suite 411 Solana Beach, CA 92075	1,671,161	6.5%

Directors and Named Executive Officers:
David F. Hale (5)	480,353	1.8%
Erle T. Mast (6)	35,369	*
Jesse I. Treu, Ph.D. (7)	351,178	1.3%
Kurt von Emster (8)	139,779	*
Terrell A. Cobb (9)	83,947	*
Michael L. Eagle (10)	35,045	*
Kurt C. Wheeler (11)	5,962,653	21.9%
Thomas G. Wiggans (12)	28,657	*
Richard W. Pascoe (13)	277,340	*
Meg M. McGilley (14)	271,491	*
Matthew W. Onaitis (15)	120,847	*
Brian T. Dorsey (16)	144,452	*
Jeffrey W. Raser (17)	196,109	*
Named Executive Officers and directors as a group (13 persons) (18)	8,127,220	28.0%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Funds affiliated with MPM Capital L.P. include the following holdings:

		Number
		of Warrants
	Number	Exercisable within 60
Shareholder Name	of Shares	days of March 18, 2010
MPM Asset Management Investors 2005 BVIII LLC	68,399	18,848
MPM BioVentures III GmbH & Co. Beteiligungs KG	326,317	89,923
MPM BioVentures III Parallel Fund, L.P.	116,646	32,144
MPM BioVentures III, L.P.	259,654	71,553
MPM BioVentures III-QP, L.P.	3,861,546	1,064,125

Total	4,632,562	1,276,593

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

(2)	The voting and disposition of the shares held by Montreux Equity Partners was obtained from the Schedule 13-G/A filed by Montreux Equity Partners LLC on February 12, 2010. Funds affiliated with Montreux Equity Partners include the following holdings:

		Number
		of Warrants
		Exercisable
	Number	within 60 days
Shareholder Name	of Shares	of March 18, 2010
Montreux Equity Partners II SBIC, LP	1,058,370	425,531
Montreux Equity Partners III SBIC, LP	1,137,135	425,531

Total	2,195,505	851,062

(3)	Shares held by Scale Venture Management I, LLC include warrants to purchase 510,638 shares of our common stock within 60 days of March 18, 2010. The voting and disposition of the shares held by Scale Venture Management I, LLC was obtained from the Schedule 13-G/A filed by BAVP, L.P. on July 8, 2009.

(4)	The voting and disposition of the shares held by Boxer Capital, LLC was obtained from the Schedule 13-G/A filed by Boxer Capital, LLC on January 29, 2010.

(5)	Shares held by the Hale Family Trust UTD 2/10/86 include 207,246 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(6)	Shares held by Erle T. Mast include 35,369 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(7)	Shares held by Jesse I. Treu, Ph.D. include 53,306 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010, as well as the following holdings:

		Number
		of Warrants
		Exercisable
	Number	within 60 days of
Shareholder Name	of Shares	March 18, 2010
Domain Partners VI, L.P.	—	294,714
DP VI Associates, L.P.	—	3,158

Total	—	297,872

Dr. Treu is a managing member of One Palmer Square Associates VI, L.L.C., which is the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P. Dr. Treu disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(8)	Shares held by Kurt von Emster include 53,306 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010 and warrants to purchase 42,553 shares of our common stock within 60 days of March 18, 2010.

(9)	Shares held by Terrell A. Cobb include 72,665 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(10)	Shares held by Michael L. Eagle include 35,045 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(11)	Shares held by Kurt C. Wheeler include 53,498 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010, as well as the following holdings:

		Number
		of Warrants
		Exercisable
		within 60 days
	Number	of March 18,
Shareholder Name	of Shares	2010

MPM Asset Management Investors 2005 BVIII LLC	68,399	18,848
MPM BioVentures III GmbH & Co. Beteiligungs KG	326,317	89,923
MPM BioVentures III Parallel Fund, L.P.	116,646	32,144
MPM BioVentures III, L.P.	259,654	71,553
MPM BioVentures III-QP, L.P.	3,861,546	1,064,125

Total	4,632,562	1,276,593

Mr. Wheeler is a General Partner of the MPM Capital BioVentures II and III funds and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Wheeler resigned from our board of directors and the compensation and nominating/corporate governance committees thereof effective as of March 18, 2010.

(12)	Shares held by Thomas G. Wiggans include 28,657 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(13)	Shares held by Richard W. Pascoe include 261,850 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(14)	Shares held by the Meg M. McGilley include 239,613 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(15)	Shares held by Matthew W. Onaitis include 90,842 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(16)	Shares held by Brian T. Dorsey include 135,032 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(17)	Shares held by Jeffrey W. Raser include 196,109 shares of common stock subject to outstanding options which are exercisable within 60 days of March 18, 2010.

(18)	Includes 1,462,538 shares of common stock subject to outstanding options and 42,554 warrants which are exercisable within 60 days of March 18, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We describe below transactions and series of similar transactions, since the beginning of fiscal year 2009, with respect to which we were a party, will be a party, or otherwise benefited, in which:
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
Employment Agreements and Change of Control Arrangements
We have entered into employment agreements, which are described in Part III — Item 11, “Executive Compensation” of this report, with our executive officers.
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
Other Transactions
The approval of the NDA for Silenor triggered a $1,000,000 milestone payment obligation to ProCom One. Mr. Cobb, a member of our board of directors, is a co-founder and President of ProCom One. Mr. Cobb received 48,000 RSUs during 2009 as compensation for his services on our board of directors. These RSUs vest on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States.
From March 2009 through May 2009, we entered into separation agreements with the following former executive officers: Robert Jones, our former Vice President of Human Resources, Susan Dubé, our former Senior Vice President of Corporate Development, James L’Italien, our former Senior Vice President of Regulatory Affairs and Quality Assurance and Meg McGilley, our former Vice President of Finance. Under the agreements, the executive officers restructured their severance benefits payable to them under their amended and restated employment agreement with us, so that in connection with their separation from employment we paid two months of their base salary and agreed to pay 110% of the remaining portion of the cash severance and healthcare insurance premiums that would have been payable to each of the executives in connection with their separation from employment under their amended and restated employment agreements. The two months of paid severance was equal to $37,500 for Robert Jones, $44,800 for Susan Dubé, $48,300 for James L’Italien, and $42,500 for Meg McGilley. Each of the former officers also entered into consulting agreements with us that provide for continued vesting in their share-based awards. Each of the executives also received 12 months of accelerated vesting and extension of time to exercise of their stock options, restricted stock and RSUs as set forth under “Post-Termination Benefits — Severance Benefits and Change of Control Arrangements” above.
For Robert L. Jones, the unpaid severance of $228,000 was payable upon the earlier to occur of: (1) the completion of a financing or series of financings of at least $10.0 million, (2) a change of control, or (3) an insolvency event involving the Company, in each case provided that such event occurred prior to February 15, 2010. Because none of such events occurred by such date, the remaining contractual severance obligation to Mr. Jones was eliminated. In March 2010, we entered into an agreement with Mr. Jones under which he will be granted a number of fully-vested shares of our common stock on April 15, 2010 equal to the amount of deferred severance he was owed under his separation agreement by the closing price of our common stock on the Nasdaq Capital Market on April 15, 2010.

For the other executive officers, the unpaid severance is $263,000 for Susan Dubé, $293,000 for James L’Italien and $246,000 for Meg McGilley. These severance payments are payable upon the earlier to occur of: (1) the completion of a financing or series of financings of at least $10.0 million, (2) a change of control, (3) an insolvency event involving the Company, or (4) December 31, 2010.
In July 2009, we raised $6.0 million through a private placement of 5.1 million shares of our common stock and seven-year warrants to purchase up to 5.1 million additional shares of our common stock. Among the investors in the private placement were a trust of which Kurt von Emster, a member of our board of directors, is a trustee and beneficiary; 2) investment funds affiliated with Jesse I. Treu, Ph.D., a member of our board of directors, and 3) investment funds affiliated with Kurt C. Wheeler, a former member of our board of directors.
Item 14. Principal Accountant Fees and Services
Audit and All Other Fees
The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2009 and 2008 in the following categories:

	2009	2008
Audit fees (1)	$325,000	$428,000
Audit related fees (2)	—	—
Tax fees (3)	13,000	14,000
All other fees (4)	—	—

Total	$338,000	$442,000

(1)	Audit fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2009 or 2008.
The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our registered public accounting firm.
Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm
The audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report.
1. The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:
•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and the period from August 14, 2003 (inception) through December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and the period from August 14, 2003 (inception) through December 31, 2009

•	Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Comprehensive Loss for the period from August 14, 2003 (inception) through December 31, 2009

•	Notes to Financial Statements
2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits.

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank

4.4(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation

4.5(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited

4.6(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.3#(1)	Director Compensation Policy

Exhibit
Number	Description
10.4#(7)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.5#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003

10.6#(4)	Form of Restricted Stock Purchase Agreement

10.7†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.

10.8†(8)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.

10.9	Amendment No. 2 to License Agreement dated September 18, 2006 by and between the Registrant and ProCom One, Inc.

10.10(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.

10.11(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb

10.12†(9)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.13#(10)	Employment agreement between the Registrant and Matthew Onaitis dated May 15, 2006

10.14#(11)	Employment agreement between the Registrant and Brian Dorsey dated November 9, 2006

10.15#(12)	Form of Amended and Restated Employment Agreement

10.16#(12)	Restricted Stock Purchase Agreement dated as of December 1, 2007 between the Registrant and David F. Hale

10.17#(12)	Form of Restricted Stock Purchase Agreement

Exhibit
Number	Description
10.18#(13)	Employment agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.19#(14)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

10.20#(14)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.21#(14)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.22(15)	Agreement of Termination between the Registrant and BioTie Therapies Corp. dated March 12, 2009.

10.23(16)	Separation Agreement between the Registrant and Susan E. Dubé dated April 14, 2009.

10.24(16)	Separation Agreement between the Registrant and James J. L’Italien dated May 1, 2009.

10.25(16)	Separation Agreement between the Registrant and Meg M. McGilley dated May 14, 2009.

10.26(17)	Sublease between the Registrant and aAd Capital Management, L.P. dated April 22, 2009.

10.27(17)	Sublease Amendment and Termination Agreement between the Registrant and Avnet, Inc. dated April 23, 2009.

10.28(18)	Amended and Restated 2005 Equity Incentive Award Plan

10.29#(19)	2009 Incentive Plan

10.30(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(8)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006.

(10)	Filed with Registrant’s Current Report on Form 8-K on May 16, 2006

(11)	Filed with Registrant’s Current Report on Form 8-K on November 14, 2006

(12)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008

(13)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008

(14)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009

(15)	Filed with Registrant’s Current Report on Form 10-Q on May 8, 2009

(16)	Filed with Registrant’s Current Report on Form 10-Q on August 7, 2009

(17)	Filed with Registrant’s Current Report on Form 8-K on April 24, 2009.

(18)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(19)	Filed with Registrant’s Current Report on Form 8-K on July 21, 2009.
(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.
Dated: March 19, 2010
	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pascoe Richard W. Pascoe	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 19, 2010

/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 19, 2010

/s/ Terrell A. Cobb Terrell A. Cobb	Director	March 19, 2010

/s/ Michael L. Eagle Michael L. Eagle	Director	March 19, 2010

/s/ Erle T. Mast Erle T. Mast	Director	March 19, 2010

/s/ Jesse I. Treu, Ph.D. Jesse I. Treu, Ph.D.	Director	March 19, 2010

/s/ Kurt von Emster Kurt von Emster	Director	March 19, 2010

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	March 19, 2010

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank

4.4(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation

4.5(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited

4.6(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.3#(1)	Director Compensation Policy

10.4#(7)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.5#(4)	Employment Agreement between the Registrant and Jeffrey W. Raser dated August 15, 2003

10.6#(4)	Form of Restricted Stock Purchase Agreement

10.7†(4)	License Agreement dated August 25, 2003 by and between the Registrant and ProCom One, Inc.

10.8†(8)	Amendment No. 1 to License Agreement dated October 20, 2003 by and between the Registrant and ProCom One, Inc.

10.9	Amendment No. 2 to License Agreement dated September 18, 2006 by and between the Registrant and ProCom One, Inc.

10.10(4)	Master Agreement for Services dated May 10, 2004 by and between the Registrant and Synteract, Inc.

10.11(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb

10.12†(9)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.13#(10)	Employment agreement between the Registrant and Matthew Onaitis dated May 15, 2006

10.14#(11)	Employment agreement between the Registrant and Brian Dorsey dated November 9, 2006

10.15#(12)	Form of Amended and Restated Employment Agreement

10.16#(12)	Restricted Stock Purchase Agreement dated as of December 1, 2007 between the Registrant and David F. Hale

Exhibit
Number	Description
10.17#(12)	Form of Restricted Stock Purchase Agreement

10.18#(13)	Employment agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.19#(14)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

10.20#(14)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.21#(14)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.22(15)	Agreement of Termination between the Registrant and BioTie Therapies Corp. dated March 12, 2009.

10.23(16)	Separation Agreement between the Registrant and Susan E. Dubé dated April 14, 2009.

10.24(16)	Separation Agreement between the Registrant and James J. L’Italien dated May 1, 2009.

10.25(16)	Separation Agreement between the Registrant and Meg M. McGilley dated May 14, 2009.

10.26(17)	Sublease between the Registrant and aAd Capital Management, L.P. dated April 22, 2009.

10.27(17)	Sublease Amendment and Termination Agreement between the Registrant and Avnet, Inc. dated April 23, 2009.

10.28(18)	Amended and Restated 2005 Equity Incentive Award Plan

10.29#(19)	2009 Incentive Plan

10.30(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(8)	Filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on November 23, 2005.

(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006.

(10)	Filed with Registrant’s Current Report on Form 8-K on May 16, 2006

(11)	Filed with Registrant’s Current Report on Form 8-K on November 14, 2006

(12)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008

(13)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008

(14)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009

(15)	Filed with Registrant’s Current Report on Form 10-Q on May 8, 2009

(16)	Filed with Registrant’s Current Report on Form 10-Q on August 7, 2009

(17)	Filed with Registrant’s Current Report on Form 8-K on April 24, 2009.

(18)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(19)	Filed with Registrant’s Current Report on Form 8-K on July 21, 2009.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Somaxon Pharmaceuticals, Inc.
In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable convertible preferred stock, stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. (a development stage company) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and, cumulatively, for the period from August 14, 2003 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
San Diego, California
March 18, 2010

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$5,165	$11,185
Marketable securities	—	3,105

Total cash, cash equivalents and marketable securities	5,165	14,290
Restricted cash	—	8,100
Other current assets	409	479

Total current assets	5,574	22,869
Property and equipment, net	777	788
Other assets	60	60

Total assets	$6,411	$23,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$355	$1,825
Accrued liabilities	1,815	1,786
Debt	—	15,000

Total current liabilities	2,170	18,611

Commitments and contingencies: (Notes 3, 4 and 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 25,248 and 18,430 shares outstanding at December 31, 2009 and 2008, respectively	182,280	168,693
Deficit accumulated during the development stage	(178,039)	(163,596)
Accumulated other comprehensive income	—	9

Total stockholders’ equity	4,241	5,106

Total liabilities and stockholders’ equity	$6,411	$23,717

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Period from
				August 14,
				2003
				(inception)
				through
	Year ended December 31,			December 31,
	2009	2008	2007	2009
Operating expenses
License fees	$(999)	$165	$490	$5,861
Research and development	4,337	16,546	12,694	107,734
Marketing, general and administrative	10,874	18,809	15,614	64,776
Remeasurement of Series C warrant liability	—	—	—	5,649

Net operating expenses	14,212	35,520	28,798	184,020

Loss from operations	(14,212)	(35,520)	(28,798)	(184,020)
Interest and other income	30	903	2,387	8,852
Interest and other (expense)	(261)	(2,610)	—	(2,871)

Net loss	(14,443)	(37,227)	(26,411)	(178,039)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(86)

Net loss applicable to common stockholders	$(14,443)	$(37,227)	$(26,411)	$(178,125)

Basic and diluted net loss per share	$(0.69)	$(2.04)	$(1.45)

Shares used to calculate net loss per share	20,952	18,281	18,187

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)

				Period from
				August 14,
				2003
				(inception)
				through
	Year ended December 31,			December 31,
	2009	2008	2007	2009
Cash flows from operating activities
Net loss	$(14,443)	$(37,227)	$(26,411)	$(178,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	6,163	6,299	8,480	27,260
Depreciation	83	115	115	495
Amortization of investment discount or premium	(38)	196	(4)	—
Accretion of debt discount and issuance costs	—	1,145	—	1,145
Issuance of stock for license agreement	—	—	—	101
Remeasurement of Series C warrant	—	—	—	5,649
Loss on disposal of equipment	2	—	3	7
Changes in operating assets and liabilities
Other current and non-current assets	70	287	(151)	(469)
Accounts payable	(1,470)	651	(4,557)	355
Accrued current and non-current liabilities	73	(581)	1,025	1,860

Net cash used in operating activities	(9,560)	(29,115)	(21,500)	(141,636)

Cash flows from investing activities
Purchases of property and equipment	(74)	(712)	(46)	(1,279)
Purchases of marketable securities	(2,505)	(13,090)	(48,132)	(99,445)
Sales and maturities of marketable securities	5,639	34,296	52,767	99,445
Restricted cash	8,100	(7,500)	—	—

Net cash provided by (used in) investing activities	11,160	12,994	4,589	(1,279)

Cash flows from financing activities
Issue common stock and warrants, net of costs	5,732	—	—	55,552
Issue preferred stock, net of costs	—	—	—	90,051
Net proceeds from issuance of debt	—	14,777	—	14,777
Repayment of debt	(15,000)	—	—	(15,000)
Exercise of warrants	1,475	—	—	1,475
Exercise of stock options	173	25	682	1,275
Purchase of treasury stock	—	(50)	—	(50)

Net cash provided by (used in) financing activities	(7,620)	14,752	682	148,080

Increase (decrease) in cash and cash equivalents	(6,020)	(1,369)	(16,229)	5,165
Cash and cash equivalents at beginning of the period	11,185	12,554	28,783	—

Cash and cash equivalents at end of the period	$5,165	$11,185	$12,554	$5,165

Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$—	$—	$86
Conversion of preferred stock into common stock upon completion of initial public offering	—	—	—	89,489
Committed Equity Financing Facility Warrant	—	389	—	389
Warrants related to Loan Agreement	44	922	—	966

Supplemental cash flow information
Cash paid for interest	$984	$762	$—	$1,746
The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2009
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and			Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital			Stock	Development	Comprehens
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Stage	ive Income	Total
Issue common stock for cash in August to founders at $0.0006 per share	—	$—	—	$—	583	—	$—	$—	$—	$—	$—
Issue Series A convertible preferred stock for cash in August, November, and December at $1.00 per share	—	—	2,282	2,282	—	—	—	—	—	—	2,282
Net Loss	—	—	—	—	—	—	—	—	(1,463)	—	(1,463)

Balance at December 31, 2003	—	$—	2,282	$2,282	583	—	$—	$—	$(1,463)	$—	$819

Issue Series A convertible preferred stock for cash in January at $1.00 per share	—	$—	18	$18	—	—	$—	$—	$—	$—	$18
Issue Series B convertible preferred stock for cash at $1.00 per share in April and June, net of issuance costs of $97	—	—	23,000	22,903	—	—	—	—	—	—	22,903
Issue common stock in April at $1.20 per share for license agreement	—	—	—	—	84	—	101	—	—	—	101
Exercise of stock options	—	—	—	—	56	—	4	—	—	—	4
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	111	(111)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	13	—	—	13
Consultant share-based expense	—	—	—	—	—	—	14	—	—	—	14
Net loss	—	—	—	—	—	—	—	—	(13,598)	—	(13,598)

Balance at December 31, 2004	—	$—	25,300	$25,203	723	—	$230	$(98)	$(15,061)	$—	$10,274

Issue Series C redeemable convertible preferred stock for cash at $1.35 per share in June and September, net of issuance costs of $152	48,148	$64,848	—	$—	—	—	$—	$—	$—	$—	$—
Series C proceeds allocated to warrant	—	(648)	—	—	—	—	—	—	—	—	—
Additional paid-in capital from the exercise of the Series C warrant	—	—	—	—	—	—	6,297	—	—	—	6,297
Accretion of Series C redeemable convertible preferred stock to redemption value	—	86	—	—	—	—	(86)	—	—	—	(86)
Issue common stock in initial public offering in December at $11.00 per share, net of issuance costs of $5,180	—	—	—	—	5,000	—	49,820	—	—	—	49,820
Conversion of preferred stock into common stock	(48,148)	(64,286)	(25,300)	(25,203)	12,242	—	89,489	—	—	—	64,286
Exercise of stock options	—	—	—	—	80	—	177	—	—	—	177
Deferred compensation associated with employee stock option grants	—	—	—	—	—	—	4,741	(4,741)	—	—	—

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2009
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and			Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital			Stock	Development	Comprehens
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Stage	ive Income	Total
Amortization of deferred compensation	—	—	—	—	—	—	—	1,037	—	—	1,037
Consultant share-based expense	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(38,487)	—	(38,487)

Balance at December 31, 2005	—	$—	—	$—	18,045	—	$150,805	$(3,802)	$(53,548)	$—	$93,455

Net loss	—	$—	—	$—	—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss											(46,408)
Deferred stock expense eliminated upon adopting new accounting standard	—	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	—	146	—	—	—	146
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	—	47
Share-based compensation related to employee awards	—	—	—	—	—	—	4,959	—	—	—	4,959
Consultant share-based expense	—	—	—	—	—	—	158	—	—	—	158

Balance at December 31, 2006	—	$—	—	$—	18,082	—	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	46	46

Comprehensive loss											(26,365)
Vesting of early exercised stock options	—	—	—	—	—	—	22	—	—	—	22
Restricted stock issued in October at $0.0001 per share	—	—	—	—	200	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	171	—	682	—	—	—	682
Restricted stock repurchased in December at $0.0001 per share	—	—	—	—	(20)	—	—	—	—	—	—
Share-based compensation related to employee awards	—	—	—	—	—	—	8,407	—	—	—	8,407
Consultant share-based expense	—	—	—	—	—	—	73	—	—	—	73

Balance at December 31, 2007	—	$—	—	$—	18,433	—	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	—	$—	$—	$(37,227)	$—	$(37,227)
Unrealized (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive loss											(37,266)
Warrants issued in May pursuant to the Loan Agreement	—	—	—	—	—	239	922	—	—	—	922
Warrants issued in May pursuant to the Committed Equity Financing Facility	—	—	—	—	—	165	389	—	—	—	389
Financing cost of Committed Equity Financing Facility warrant	—	—	—	—	—	—	(389)	—	—	—	(389)

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through December 31, 2009
(in thousands, except per share amounts)

									Deficit
	Series C Redeemable								Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and			Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital			Stock	Development	Comprehens
	# Shares	$ Amount	# Shares	$ Amount	# Shares	# Warrants	$ Amount	Compensation	Stage	ive Income	Total
Exercise of stock options	—	—	—	—	8	—	25	—	—	—	25
Restricted stock repurchased in April at $4.66 per share	—	—	—	—	(11)	—	(50)	—	—	—	(50)
Share-based compensation related to employee awards	—	—	—	—	—	—	6,283	—	—	—	6,283
Consultant share-based expense	—	—	—	—	—	—	16	—	—	—	16

Balance at December 31, 2008	—	$—	—	$—	18,430	404	$168,693	$—	$(163,596)	$9	$5,106

Net loss	—	$—	—	$—	—	—	$—	$—	$(14,443)	$—	$(14,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(9)	(9)

Comprehensive loss											(14,452)
Warrants issued in March pursuant to loan payoff	—	—	—	—	—	200	44	—	—	—	44
Issue common stock in July at $1.05 per share and warrants at $0.125 per share, net of issuance costs of $268	—	—	—	—	5,106	5,106	5,732	—	—	—	5,732
Issue common stock pursuant to vesting of restricted stock units	—	—	—	—	166	—	—	—	—	—	—
Exercise of warrants for cash	—	—	—	—	1,277	(1,277)	1,475	—	—	—	1,475
Net share settlement of warrants	—	—	—	—	183	(200)	—	—	—	—	—
Exercise of stock options	—	—	—	—	116	—	173	—	—	—	173
Restricted stock repurchased at $0.0001 per share	—	—	—	—	(30)	—	—	—	—	—	—
Share-based compensation related to employee awards	—	—	—	—	—	—	6,160	—	—	—	6,160
Consultant share-based expense	—	—	—	—	—	—	3	—	—	—	3

Balance at December 31, 2009	—	$—	—	$—	25,248	4,233	$182,280	$—	$(178,039)	$—	$4,241

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon” or the “Company”), a development stage company, is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. Somaxon is a Delaware corporation founded on August 14, 2003 upon in-licensing its first product candidate, Silenor® (doxepin) for the treatment of insomnia. The Company operates in one reportable segment, which is the development and commercialization of pharmaceutical products. On March 18, 2010, the U.S. Food and Drug Administration (the “FDA”) notified the Company that it approved the Company’s New Drug Application (“NDA”) for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance.
Capital Resources
Somaxon is a development stage company and has not derived any revenue from product sales to date. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the foreseeable future as it seeks to commercialize Silenor, and potentially pursues the development of other product candidates.
The Company believes, based on its current operating plan, that its cash and cash equivalents as of December 31, 2009 will be sufficient to fund its operations through the second quarter of 2010. The Company will need to obtain additional funds to finance its operations beyond that point. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.
The regulatory approval process for prescription drugs is inherently complex, and clinical and non-clinical data is subject to varying interpretations. As a result, as of December 31, 2009, the Company did not consider FDA approval of the NDA for Silenor, or the commercialization of Silenor, to be probable according to the criteria used for accounting purposes. At December 31, 2009, awards which would vest or payments which would occur upon FDA approval have not been recorded in the Company’s financial statements. On March 18, 2010, the FDA notified the Company that it approved the Company’s NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. See Note 11, “Subsequent Events” for more information.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. Debt securities may be purchased at a price different than their maturity value, resulting in a premium or discount which the Company amortizes to interest income as it is earned. The Company invests its available cash balances primarily in money market funds and United States government backed securities. All of the Company’s cash equivalents and marketable securities have liquid markets and high credit ratings. Marketable securities are classified as available-for-sale securities with their balance reported at fair value based on quoted market prices for the instruments. Unrealized holding gains or losses on the Company’s marketable securities are reported as a separate component of stockholders’ equity, with the change in unrealized gains or losses included in comprehensive income (loss).
Fair Value
The Company’s cash, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. The fair value of the Company’s investment holdings at December 31, 2009, which are comprised solely of cash equivalents, is summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$4,627	$4,627	$—	$—

Total cash equivalents	$4,627	$4,627	$—	$—

Comprehensive Income (Loss)
Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on marketable securities classified as available-for-sale. The Company reports comprehensive income (loss) in the Statement of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Comprehensive Loss. In the event an available-for-sale security is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis. The Company had insignificant realized gains and losses on sales of available-for-sale securities for each of the years ended 2009, 2008, and 2007.
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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company did not consider its long-lived assets to be impaired as of December 31, 2009.
License Fees
Costs related to patents and the in-licensing of intellectual property for our product candidates are included in license fees. These costs are expensed as incurred since the underlying technology associated with these expenditures relates to the Company’s research and development efforts and has no known alternative future use at this time. In 2004, the Company licensed nalmefene from BioTie Therapies Corp. (“BioTie”) for the treatment of impulse control and substance abuse disorders. In March 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement. Pursuant to the termination agreement, BioTie paid the Company a $1,000,000 termination fee, which the Company included as a benefit in license fees in 2009.
Research and Development Expenses
To date, the Company’s research and development expenses have consisted primarily of costs associated with the Company’s clinical trials managed by contract research organizations, the Company’s non-clinical development program for Silenor, submitting and seeking approval of the NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, and share-based compensation expense. During 2009, the Company’s most significant research and development costs were salaries, benefits, and share-based compensation expense, costs associated with the conduct of the continuing two-year carcinogenicity study for Silenor, costs relating to the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor.
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
Share-Based Compensation Expense
Share-based expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, the Company estimates the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs. Such subjective inputs include an estimate of future volatility, expected forfeitures and the expected term of the stock option award. The Company’s stock did not have a readily available market prior to its initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for the Company’s stock price. Consequently, the Company estimates its expected future volatility based on a combination of both comparable companies and the Company’s own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
The Company recognizes the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which the Company’s share-based awards vest. Some of the Company’s share-based awards vest upon achieving certain performance conditions, generally pertaining to FDA approval of the Silenor NDA by the FDA, the commercial launch of Silenor, or the achievement of financing or strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time the performance condition is considered probable of being met.
Net Loss per Share
Basic earnings per share (“EPS”) excludes the effects of common stock equivalents. It is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, which is net of the weighted average number of unvested common shares outstanding that are subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For Somaxon, basic and diluted EPS are equivalent because the Company incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
Net loss per share was determined as follows (in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Numerator
Net loss	$(14,443)	$(37,227)	$(26,411)

Denominator
Weighted average common shares outstanding	21,077	18,427	18,248
Weighted average unvested common shares subject to repurchase	(125)	(146)	(61)

Denominator for basic and diluted net loss per share	20,952	18,281	18,187

Basic and diluted net loss per share	$(0.69)	$(2.04)	$(1.45)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	4,496	4,234	3,051
Weighted average restricted stock units outstanding	1,198	57	—
Weighted average warrants outstanding	2,903	248	—
Weighted average unvested common shares subject to repurchase	125	146	61

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,722	4,685	3,112

Income Taxes
The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, Somaxon has established a valuation allowance to fully reserve its net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. For further information, see Note 8 “Income Taxes.”

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period ending after June 15, 2010, with early adoption permitted. The Company is still evaluating the potential future effects of this guidance.
Note 2. Composition of Certain Balance Sheet Items
Cash, Cash Equivalents, and Marketable Securities
Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
As of December 31, 2009	Cost	Gain	(Loss)	Value
Cash and money market funds	$5,165	$—	$—	$5,165

Total cash and cash equivalents	$5,165	$—	$—	$5,165

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
As of December 31, 2008	Cost	Gain	(Loss)	Value
Cash and money market funds	$11,185	$—	$—	$11,185
United States government agency notes	3,096	9	—	3,105

Total cash, cash equivalents and marketable securities	$14,281	$9	$—	$14,290

At December 31, 2008, the Company also had $8,100,000 of restricted cash, which consisted of $7,500,000 relating to the Company’s loan agreement and $600,000 for a lease deposit on the Company’s building. As discussed more fully in Note 5, “Loan Agreement,” the $7,500,000 of restricted cash pertaining to the loan agreement was released upon full repayment of the underlying debt in March 2009. As discussed more fully in Note 4, “Commitments and Contingencies,” the $600,000 of restricted cash pertaining to the building lease deposit was released in April 2009 upon termination of the lease. As of December 31, 2009, the Company no longer has any restricted cash holdings.
Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2009	2008
Deposits and prepaid expenses	$352	$250
Interest receivable on marketable securities	—	32
Other current assets	57	197

Total other current assets	$409	$479

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Tooling	$772	$700
Computer equipment	147	249
Furniture and equipment	58	233

Property and equipment, at cost	977	1,182
Less: accumulated depreciation	(200)	(394)

Property and equipment, net	$777	$788

Depreciation expense was $83,000, $115,000 and $115,000 for the years ended 2009, 2008 and 2007, respectively. Included in tooling is $749,000 of production equipment for the manufacture of packaged Silenor tablets which has not been placed in service as of December 31, 2009.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued severance	$1,659	$—
Other accrued compensation and benefits	156	500
Accrued building lease termination fee	—	350
Interest payable	—	770
Other accrued liabilities	—	166

Total accrued liabilities	$1,815	$1,786

Interest payable at December 31, 2008, included amounts accreted for the $600,000 final payment due to Silicon Valley Bank and Oxford Finance Corporation, (together the “Lenders”) upon repayment of the Company’s debt.
Note 3. License Agreements
Silenor® (doxepin)
In August 2003 and as amended in October 2003 and September 2006, the Company entered into an exclusive worldwide in-license agreement with ProCom One, Inc. (“ProCom”) to develop and commercialize Silenor (doxepin) for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable at any time by the Company with 30 days notice if the Company believes that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. To date, under the provisions of the license agreement, the Company has paid to ProCom $1,500,000 and issued 84,000 shares of common stock with a value of $101,000 at the date of grant. The Company is also obligated to make a $1,000,000 milestone payment to ProCom upon approval of the Silenor NDA by the FDA as well as royalty payments upon generating product sales of Silenor. On March 18, 2010, the FDA notified the Company that it approved the Company’s NDA for Silenor, triggering the $1,000,000 milestone payment to ProCom. See Note 11, “Subsequent Events” for more information.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
In October 2006, the Company entered into a supply agreement pertaining to a certain ingredient used in its formulation for Silenor. In August 2008, the Company amended this supply agreement to provide the Company with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, the Company made an upfront license payment of $150,000 and is obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to the Company’s formulation for Silenor has not issued in such country.
Nalmefene
In November 2004, the Company entered into an agreement with BioTie for the license of oral nalmefene hydrochloride for the treatment of impulse control and substance abuse disorders. In March 2009, the Company and BioTie entered into an agreement to mutually terminate the license agreement. Pursuant to the termination agreement, BioTie paid the Company a $1,000,000 termination fee, which the Company included as a benefit in license fees in the first quarter of 2009. There are no further obligations under the license agreement.
During 2005, the Company entered into an agreement with the University of Miami for the exclusive worldwide rights for a patent relating to the use of nalmefene in the treatment of nicotine dependence. In June 2009, the Company exercised its contractual right to terminate this license agreement. The Company has no further obligations under the license agreement or under the nalmefene program.
Note 4. Commitments and contingencies
Supplier arrangements
The Company has contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, the submission of the NDA to the FDA, the regulatory review process relating to the NDA and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate the Company to reimburse the providers for any time or costs incurred through the date of termination. At December 31, 2009, the Company did not have any non-cancellable purchase orders outstanding.
The Company is party to a manufacturing supply agreement with Patheon Pharmaceuticals, Inc. under which Patheon is obligated to manufacture commercial quantities of Silenor tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, the Company is obligated to purchase specified percentages of the total annual commercial requirements of Silenor. The agreement has an initial five-year term beginning upon commencement of the manufacturing services, but the agreement automatically renews for additional twelve-month periods thereafter if it is not affirmatively terminated. The agreement is terminable with written notice at least 18 months prior to the end of the current term. Additionally, the Company may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.
In September 2008, the Company requested that its packaging supplier for Silenor, Anderson Packaging, Inc. (“Anderson”), prepare for the manufacture of commercial launch batches of finished products of Silenor. At Anderson’s request, Somaxon submitted to Anderson written authorizations for Anderson to purchase raw materials used in the manufacture of Silenor. Pursuant to the terms of the supply agreement, Anderson was to receive reimbursement for such raw materials through the purchase price for the delivery of finished packaged product, which has not occurred as of December 31, 2009 as a result of the delay in FDA approval for Silenor. The Company did not have title to such raw materials and did not recognize a liability for these raw materials held by Anderson. In December 2009, the Company and Anderson mutually agreed to cancel the authorizations to purchase raw materials, and the Company paid Anderson $354,000 to reimburse Anderson for expired materials. Such amount was charged to research and development expense in the fourth quarter of 2009. The Company has no further obligations under these purchase authorizations.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
In December 2009, the Company negotiated with certain vendors with respect to an aggregate of $392,000 owed to such vendors. The Company had previously recorded a liability for such amount. In December 2009, the Company paid to the vendors $196,000, which the vendors agreed to accept in full satisfaction of the amounts owed. The remaining unpaid liability of $196,000 was reversed and recorded as a benefit to marketing, general and administrative expense in 2009.
Employee arrangements
In order to reduce expenditures, the Company terminated the employment of six employees in March 2009 and one additional employee on April 1, 2009. Each of the terminated employees entered into a separation agreement under which the Company paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10,000,000, 2) a change of control, or 3) an insolvency event involving the Company, in each case provided that such event occurs prior to February 15, 2010, after which the Company’s contractual obligation to pay the remaining severance benefits is eliminated. The Company paid $208,000 under these separation agreements in 2009, and has a remaining deferred severance obligation of $597,000. Each of the affected employees entered into a consulting agreement with the Company that expired December 31, 2009. The former employees vested in their share-based awards during the term of the consulting agreements. The Company recorded charges totaling $1,532,000 during the first quarter of 2009 in conjunction with this reduction in workforce for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting agreements. In March 2010, the Compensation Committee of the Company’s Board of Directors approved the grant of common stock to the affected employees in settlement of the deferred severance obligation conditioned upon the receipt of customary releases from the recipients.
From April 2009 through May 2009, in order to further reduce expenditures, the Company reduced its workforce by an additional six employees. Each of the terminated employees entered into a separation agreement pursuant to which the Company paid two months of the employee’s base salary upon separation and agreed to pay 110% of the remaining benefits to which the employee was contractually entitled upon the earliest to occur of: 1) the completion of a financing or series of financings of at least $10,000,000, 2) a change of control, 3) an insolvency event involving the Company, or 4) December 31, 2010. The Company has paid $305,000 under the separation agreements in 2009 and has a remaining deferred severance obligation of $1,062,000. Each of the affected employees entered into a consulting agreement with the Company that will expire on June 30, 2010. The former employees will continue to vest in their share-based awards during the terms of their consulting agreements. The Company recorded charges during the second quarter of 2009 in conjunction with this reduction in workforce totaling $3,000,000 for severance paid, severance owed, accelerated vesting for certain share-based awards, and continued vesting of share-based awards under consulting arrangements.
The following table summarizes severance expense incurred in 2009 and the Company’s remaining unpaid severance obligations as of December 31, 2009 (amounts in thousands):

Year ended
December 31,
2009
Beginning severance liability	$—
Severance benefits incurred	2,172
Severance benefits paid	(513)

Ending severance liability	$1,659

The Company has employment agreements with its current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment with the Company is terminated under specified circumstances.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Leasing arrangements
In 2006, the Company entered into a sublease agreement to rent approximately 25,700 square feet of office space for its corporate headquarters pursuant to a lease that would expire in February 2013. In November 2008, the Company notified the lessor that it was exercising its contractual right to terminate this sublease effective July 2009. Operating results for 2008 reflect accrual of a contractually stipulated lease termination fee of $350,000. In March 2009, the Company and the lessor agreed to terminate the lease agreement effective April 2009. Under the terms of the revised arrangement, the Company agreed to pay $600,000 and transfer ownership of certain leasehold improvements and furniture and fixtures to the lessor in full satisfaction of all rent and other charges, including termination fees, payable under the sublease. Operating results for 2009 reflect a net benefit of $189,000 associated with the reduction of the accrual for termination charges.
As part of the sublease agreement, the Company was required to maintain a security deposit in the form of a letter of credit in the amount of $600,000. The funds securing this letter of credit were reflected in restricted cash as of December 31, 2008.
The Company rents approximately 1,320 square feet of office space under a month-to-month arrangement stipulating monthly rental payments of $6,000, plus other pass-through charges. The Company is also obligated under various operating lease agreements for office equipment. Rent expense for the years ended 2009, 2008 and 2007 was $88,000, $1,371,000 and $1,060,000, respectively.
At December 31, 2009, the future minimum lease payments for each of the years ended December 31, are as follows (in thousands):

2010	$9
2011	7

Total	$16

Note 5. Loan Agreement
The Company entered into a loan agreement with the Lenders in May 2008 under which the Company borrowed $15,000,000, net of debt issuance costs of $223,000 which included an upfront fee of $75,000 paid to the Lenders. The loan carried an interest rate of 9.57%, with interest payments due monthly but no principal payments until January 1, 2009. The loan was repaid in full in March 2009. In connection with entering into the loan agreement, the Company issued warrants to the lenders to purchase an aggregate of 239,000 shares of the Company’s common stock. The warrants were immediately exercisable, with a ten-year term and an exercise price of $4.385 per share. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.81%, volatility of 76.6%, a ten year term and no dividend yield. The $15,000,000 of gross proceeds was allocated between the debt and the warrant, resulting in $922,000 allocated to the warrant in the form of a debt discount and $14,078,000 allocated to debt. The warrant agreements did not provide for cash settlement or contain other provisions which would require liability classification; therefore, the proceeds allocated to the warrant were included in equity.
The terms of the loan agreement gave the lenders the right to declare the loan immediately due and payable in the event of a default, which included, among other things, a material adverse change in the Company’s business, operations or financial condition or a material impairment in the prospect of repayment of the loan. Based on the Company’s recurring losses, negative cash flows from operations and working capital levels, and to reflect the lenders’ right to declare the loan immediately due and payable, the Company classified the outstanding debt balance as a current liability as of December 31, 2008. The Company also fully accreted to interest expense the debt discount, debt issuance costs, final payment and the value of the warrant issued to settle the prepayment penalty as of December 31, 2008. Prior to repaying the debt, the Company was required to maintain a minimum cash balance at Silicon Valley Bank of at least 50% of the aggregate amount outstanding under the loan. At December 31, 2008, the Company had $15,000,000 of debt outstanding, resulting in a minimum cash balance of $7,500,000 which was classified as restricted cash on the balance sheet.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Upon repayment of the loan in March 2009, the Company issued a warrant to purchase an additional 200,000 shares of common stock to one of the lenders, Oxford Financial Corporation (“Oxford”), in lieu of payment of a prepayment penalty. The warrant was immediately exercisable, with a ten-year term and an exercise price of $0.25 per share, which was the closing stock price of the Company’s common stock on the date of grant. The fair value of this warrant on the date of issuance was determined to be $44,000. The fair value was determined using the Black Scholes valuation model with a risk free interest rate of 2.95%, volatility of 92.0%, a ten year term, and no dividend yield. In November 2009, the warrant was net share settled pursuant to its conversion feature into 183,000 shares of the Company’s common stock.
Note 6. Redeemable Convertible Preferred Stock and Stockholders’ Equity
Series A and Series B Preferred Stock
From the Company’s inception in August 2003 through June 2004, the Company issued an aggregate of 25,300,000 shares of Series A and Series B convertible preferred stock at $1.00 per share, for aggregate gross proceeds of $25,300,000. Net proceeds were $25,203,000 after deducting issuance costs of $97,000.
Series C Preferred Stock
In June 2005 and in September 2005 upon the exercise of a warrant instrument (the “Warrant”), the Company issued an aggregate of 48,148,000 shares of Series C redeemable convertible preferred stock at $1.35 per share for gross proceeds of $65,000,000 and net proceeds of $64,848,000 after deducting offering costs of $152,000.
The Warrant was issued in conjunction with the June 2005 Series C redeemable convertible preferred stock offering and provided for the sale of an additional $10,000,000 of redeemable convertible preferred stock at either the election of the Company or the holders of the Series C shares. If the Company elected to exercise the Warrant, then the exercise price was $1.35 per share. If the Series C preferred stockholders elected to exercise the Warrant, then the exercise price was to be $1.45 per share. In September 2005, the Company elected to exercise the Warrant.
The Warrant was classified as a liability because it provided for the issuance of redeemable convertible preferred stock which may have ultimately required cash settlement by the Company. The liability was recorded at fair value using the Black-Scholes valuation model. The proceeds from the Series C financing were allocated first to the fair value of the net Warrant liability instrument of $648,000 with the remainder to the Series C redeemable convertible preferred stock. When the warrant was exercised in September 2005, the liability was remeasured to its fair value of $6,297,000 with the change in value of $5,649,000 recorded to operating expense.
The redemption provision of the Series C redeemable convertible preferred stock provided that after June 1, 2010, upon the request of a majority of the holders, the Company was obligated to redeem the outstanding shares of the Series C preferred stock. The Company increased the carrying amount of the Series C redeemable convertible preferred stock through periodic accretions so that the carrying amount would equal the minimum redemption value at the earliest possible redemption date. Accretion charges of $86,000 were recorded to additional paid-in capital through the time of Company’s initial public offering in December 2005, at which time the shares were converted into shares of the Company’s common stock.
Concurrent with the Company’s initial public offering in December 2005, 10,000,000 shares of preferred stock were authorized, none of which have been issued or are outstanding as of December 31, 2009.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Initial Public Offering of Common Stock
On December 20, 2005, the Company completed its initial public offering (“IPO”) which resulted in the issuance of 5,000,000 shares of common stock at a price of $11.00 per share for gross proceeds of $55,000,000 and net proceeds of $49,820,000 after deducting costs related to the offering of $5,180,000. During the Company’s IPO, all of the Company’s 73,448,000 outstanding preferred shares were converted into 12,242,000 common shares at a conversion ratio of six shares of preferred stock into one share of common stock.
In December 2005, a reverse stock split occurred whereby every six shares of the Company’s outstanding common stock were converted into one share of the Company’s common stock. All references to common stock, common shares outstanding and per share amounts in these financial statements and notes to financial statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-six reverse stock split on a retroactive basis for all periods presented.
Private Placement of Common Stock
In July 2009, the Company issued in a private placement 5,106,000 shares of common stock at $1.05 per share and warrants to purchase up to 5,106,000 shares of common stock at $0.125 per share for aggregate combined gross proceeds of $6,000,000. Net proceeds from the offering were $5,732,000 after deducting financing costs of $268,000. The warrants have seven-year terms, an exercise price of $1.155, are immediately exercisable, and expire in July 2016. The warrants do not include a net cash settlement provision or any other provisions that would create liability classification. Accordingly, the warrants are included within stockholders’ equity. In connection with the private placement, the Company filed a registration statement with the SEC for the resale of both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was declared effective by the SEC in August 2009. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.
The Company may be liable for liquidated damages if the Company does not maintain the effectiveness of the registration statement or the listing of its common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, in each case for a period of ten consecutive days or for more than thirty days in any 365-day period. The amount of the liquidated damages is one percent per applicable ten or thirty day period, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities. The Company does not believe it is probable that it will be required to pay liquidated damages and has not recognized any amounts in its financial statements related to such potential liquidated damages.
Exercise of Warrants
In the fourth quarter of 2009, certain investors in the Company’s July 2009 private placement exercised warrants to purchase 1,277,000 shares of common stock at an exercise price of $1.155 per share, resulting in cash received by the Company of $1,475,000.
Also in the fourth quarter of 2009, Oxford exercised the net share settlement provision provided in the agreement relating to its warrant to purchase 200,000 shares of common stock, resulting in no cash proceeds to the Company. The warrant had an exercise price of $0.25 per share and the fair market value of the underlying stock at the date of exercise was $3.00 per share. Therefore, under the net share settlement provision, the Company issued 183,000 shares to Oxford.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Committed Equity Financing Facility
In May 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to provide capital financing for a period of three years through the purchase of a maximum of 3,672,000 newly-issued shares of the Company’s common stock, subject to certain conditions and limitations. In July 2009, the Company terminated the CEFF and no longer has any obligations under the agreements relating to the CEFF. The Company did not issue and sell any shares of its common stock under the CEFF.
In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 165,000 shares of common stock at an exercise price of $5.4175 per share. The warrant became exercisable in November 2008 and will remain exercisable, subject to certain exceptions, through November 2013. The warrant’s value of $389,000 was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 3.09%, volatility of 65.6%, a 5.5 year term and no dividend yield. The warrants do not include a net cash settlement provision or any other provisions that would create liability classification. Accordingly, the warrants are included within stockholder’s equity. An equal offsetting amount was recorded to stockholders’ equity because the value of the warrant is considered an equity financing cost.
Authorized Stock
The following table summarizes the number of shares of the Company’s common stock reserved for future issuance (in thousands):

	December 31,
	2009	2008
Shares of preferred stock authorized	10,000	10,000

Shares of common stock authorized	100,000	100,000

Shares of common stock outstanding	25,248	18,430
Warrants outstanding	4,233	404
Stock options outstanding	3,828	4,296
Restricted stock units outstanding	847	638
Shares authorized for future issuance under equity award plans	2,049	1,121
Shares authorized for future issuance under employee stock ownership plan	849	665

Total common and potential common shares	37,054	25,554

Common stock reserved for future issuance	62,946	74,446

Note 7. Share-Based Expense
The Company has restricted stock awards, restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award while share-based expense for consultants is based on the fair value of the award at the time the award vests. The following table summarizes non-cash compensation expense for the Company’s employees and directors (in thousands). Share-based awards issued to consultants are discussed separately and not included in these tables.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements

	Year ended December 31,
	2009	2008	2007
Share-based compensation expense included in research and development expense	$1,523	$2,037	$1,754
Share-based compensation expense included in marketing, general and administrative expense	4,637	4,246	6,653

Total share-based compensation expense for employees and directors	$6,160	$6,283	$8,407

The following table summarizes share-based compensation expense recognized for each type of share-based award the Company has granted to its employees and directors (in thousands).

	Year ended December 31,
	2009	2008	2007
Restricted stock awards	$—	$273	$240
RSUs	183	17	—
Stock options	5,977	5,993	8,167

Total share-based compensation expense for employees and directors	$6,160	$6,283	$8,407

Included in these tables for 2009 is the effect of the termination of employment for certain individuals which created an acceleration of share-based compensation expense. During 2009, fifteen individuals ceased employment with the Company. Upon separation, each of the employees entered into a consulting agreement with the Company, one of which expired June 30, 2009 and the others of which expire between December 31, 2009 and June 30, 2010. The consulting agreements for the fourteen individuals that have agreements expiring between December 31, 2009 and June 30, 2010 are not considered substantive for accounting purposes because additional service is not required to be rendered by the consultants in order to continue vesting in their share-based awards. Also, upon separation from the Company, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, the Company recognized $2,360,000 of share-based compensation expense during 2009 on the dates of termination.
The tables above also include $658,000 in 2009 from the Company’s one-time stock option exchange program that was completed in June 2009 and described in more detail below in the “Stock Options” section of this footnote. Included in these tables for 2008 is three months of accelerated vesting for certain employees as part of their employment termination agreements entered into in December 2008, the impact of which was not significant. For 2007, the tables included twelve months of accelerated vesting of certain stock options relating to the resignation of the Company’s former President and Chief Executive Officer which resulted in expense of $1,180,000 in December 2007.
Not included in the tables above is share-based expense for consultant awards. The fair value of consultant awards considered probable of vesting is periodically re-measured with the related expense or income recognized over the vesting period. Expense is not recognized for awards with performance conditions considered improbable of being achieved as of December 31, 2009, and the lowest aggregate fair value of those awards was zero. Share-based expense for consultant awards recognized during the years ended 2009, 2008, and 2007 was $3,000, $16,000 and $73,000, respectively.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Shares Available for Future Grant under Share-Based Awards
The Company has equity awards outstanding for the benefit of its eligible employees, directors and consultants under the 2004 Equity Incentive Award Plan (the “2004 Plan”) and the 2005 Equity Incentive Award Plan (the “2005 Plan”), which was adopted in November 2005. No additional equity awards will be granted under the 2004 Plan, and all equity awards previously granted under the 2004 Plan that expire or are repurchased, forfeited, or cancelled will become available for grant under the 2005 Plan.
The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. In addition, in June 2008, an additional 1,500,000 shares were authorized for issuance under the 2005 Plan upon the affirmative vote of the Company’s stockholders at the Company’s annual meeting of stockholders. As of December 31, 2009, an aggregate of 2,049,000 shares of common stock were reserved for issuance under the 2005 Plan. Under the evergreen provision, on January 1, 2010, an additional 1,262,000 shares became available for issuance under the 2005 Plan.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. The Company’s ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by the Company’s board of directors. As of December 31, 2009, an aggregate of 849,000 shares of common stock were reserved for issuance under the ESPP. Under the evergreen provision, on January 1, 2010, an additional 252,000 shares were authorized under the Company’s ESPP. No shares have been issued under the ESPP through December 31, 2009.
The following table summarizes the number of shares available for issuance under the Company’s equity compensation plans (in thousands).

	Share-Based
	Awards	ESPP
Shares available for issuance at December 31, 2006	665	300
Increase in authorized shares	904	181
Grants and issuances	(1,357)	—
Forfeitures and surrendered restricted stock held in treasury	251	—

Shares available for issuance at December 31, 2007	463	481

Increase in authorized shares	2,422	184
Grants and issuances	(2,421)	—
Forfeitures and surrendered restricted stock held in treasury	657	—

Shares available for issuance at December 31, 2008	1,121	665

Increase in authorized shares	922	184
Grants and issuances	(5,614)	—
Forfeitures and surrendered restricted stock held in treasury	5,620	—

Shares available for issuance at December 31, 2009	2,049	849

The table above includes 2,880,000 stock options that were issued in exchange for 4,320,000 stock options that were forfeited under the Company’s one-time stock option exchange program that was completed in June 2009. See the “Stock Options” section of this footnote below for more information.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Restricted Stock Awards
The following table summarizes the Company’s restricted stock award activity through December 31, 2009, including the weighted average grant date fair value per share, which is used in recording share-based compensation expense for employees and directors. (Share-based expense for consultant awards is measured using the stock price at the date of vesting and therefore not included in the table). All of the restricted stock awards were initially granted to employees and members of the Company’s board of directors, but certain employees continue to vest in their restricted stock awards under consulting agreements entered into upon termination of their employment. These shares ceased to be categorized as employee and director awards and became categorized as consultant awards. Amounts are in thousands, except per share amounts.

	Employee and Director
	Awards
		Weighted
		Average
		Grant Date	Consultant	Total
		Fair Value	Awards	Awards
	# Shares	per Share	# Shares	# Shares
December 31, 2006	—	$—	—	—
Issued	200	11.40	—	200
Repurchased and held in treasury	(20)	11.40	—	(20)

December 31, 2007	180	$11.40	—	180

Vested	(45)	11.40	—	(45)

December 31, 2008	135	$11.40	—	135

Re-categorization to consultant awards	(75)	11.40	75	—
Repurchased and held in treasury	—	—	(30)	(30)

December 31, 2009	60	$11.40	45	105

In April 2008, 45,000 shares of restricted stock vested upon acceptance for filing of the Silenor NDA by the FDA. Share-based compensation expense related to these vested shares was recognized over their service period from the date of grant in October 2007 through April 2008.
Upon termination of employment or expiration of consulting agreements, the Company has the right to repurchase unvested shares at their original issuance price, which is the par value of $0.0001 per share. During the years ended 2009, 2008, and 2007, the Company repurchased 30,000 shares, zero, and 20,000 shares, respectively, due to terminations of employment. Such shares are held by the Company in treasury at cost.
At December 31, 2009, the Company has 105,000 shares of restricted stock outstanding which would vest upon FDA approval of the Silenor NDA. As of December 31, 2009, the Company did not consider FDA approval of the NDA for Silenor to be probable in accordance with the criteria used for accounting purposes. Accordingly, no expense was recognized for these unvested shares as of December 31, 2009. An additional $684,000 of non-cash compensation expense will be recognized for the 60,000 unvested shares held by current employees and members of the board of directors when the performance condition of FDA approval is considered probable and as the service period elapses for those awards. With regards to the 45,000 shares of restricted stock held by consultants, when the lowest aggregate fair value is greater than zero dollars, which is expected to be at the time the performance condition is considered probable of being achieved, and as the service period elapses for those awards, the fair value would be recognized as a non-cash expense and remeasured through the vesting date. On March 18, 2010, the FDA notified the Company that it approved the Company’s NDA for Silenor. See Note 11, “Subsequent Events” for more information.
The vesting of restricted stock awards creates a taxable event for the stockholder. The restricted stock agreement provides the recipient the right to surrender to the Company shares in an amount sufficient to cover the recipient’s minimum statutory tax liabilities when the restricted stock vests. In April 2008, upon acceptance for filing of the Silenor NDA by the FDA, 45,000 shares vested. At that time, 11,000 shares with a value of $50,000 were surrendered to cover the stockholders’ minimum tax liabilities. These shares are held by the Company in treasury at cost.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
In the event of a change in control of the Company, 50% of the unvested shares of restricted stock held by persons other than the Company’s Chairman of the Board would vest, and the remaining 50% would convert into the right to receive cash equivalent to the amount received by other common shareholders based on the value of the change of control transaction, with such cash payment deferred until the performance objectives are met. If the service of any such person is terminated under certain circumstances after the change of control, all of such cash would be paid. For the restricted stock granted to the Chairman of the Board, all unvested shares would vest upon consummation of a change of control transaction.
The intrinsic value of restricted stock is equal to the Company’s stock price. The following table summarizes certain intrinsic value information for the Company’s restricted stock awards (in thousands, except per share amounts).

	Year ended December 31,
	2009	2008	2007
Closing stock price at end of year	$1.08	$1.38	$5.21
Intrinsic value of outstanding restricted stock awards	113	186	938

Weighted average stock price at vesting	N/A	4.66	N/A
Intrinsic value of vested and issued restricted stock awards	$—	$210	$—
Restricted Stock Units
The Company has granted RSUs to its employees and members of the Company’s board of directors which are convertible into an equivalent number of shares of common stock upon vesting. The RSUs vest upon achieving certain criteria including: providing service to the Company through December 31, 2009, obtaining FDA approval of the Silenor NDA, the commercial sale of Silenor in the United States, raising $25,000,000 of capital through financing or strategic transactions by December 31, 2009, and for certain terminated employees, upon FDA approval of the Silenor NDA and subsequent rehiring by the Company by December 31, 2009. The Company did not raise $25,000,000 of capital by December 31, 2009, nor did it achieve FDA approval of the Silenor NDA and rehire of the terminated employees by such date. Accordingly, the RSUs with those vesting conditions were forfeited at December 31, 2009.
In the event of a change in control of the Company, for current and former employees, 50% of the unvested shares would vest and 50% would convert into the right to receive cash based on the value of the change of control transaction, with such cash payment deferred until the performance objectives are met. If the employee is terminated without cause or resigns for good reason after the change of control, all of such cash would be paid. For RSUs granted to non-employee members of the board of directors, all unvested shares would vest upon consummation of a change of control transaction.
The following table summarizes the Company’s RSU activity through December 31, 2009, including the weighted average grant date fair value per share, which is used in recording share-based compensation expense for employees and directors (share-based expense for consultant awards is measured using the stock price at the date of vesting and therefore not included in the table). Certain individuals continue to vest in their restricted stock awards pursuant to the terms of consulting agreements entered into upon termination of their employment. These shares ceased to be categorized as employee and director awards and became categorized as consultant awards as reflected in the table. Amounts are in thousands, except per share amounts.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements

	Employee and Director
	Awards
		Weighted
		Average
		Grant Date	Consultant	Total
		Fair Value	Awards	Awards
	# Shares	per Share	# Shares	# Shares
December 31, 2007	—	$—	—	—
Granted	539	1.21	99	638
Forfeited	—	—	—	—

December 31, 2008	539	$1.21	99	638

Granted	905	1.28	—	905
Re-categorization to consultant awards	(465)	1.57	465	—
Forfeited	(158)	2.18	(372)	(530)
Vested	(81)	1.21	(85)	(166)

December 31, 2009	740	$0.87	107	847

The Company’s outstanding RSUs would vest as follows (amounts are in thousands):

	Number of Shares Would Vest
	Employees
	and Director	Consultant	Total
Vesting Condition	Awards	Awards	Awards
FDA approval of the Silenor NDA	81	54	135
First commercial sale of Silenor in the U.S	81	53	134
First open trading window under the Company’s insider trading policy following the first commercial sale of Silenor in the U.S	578	—	578

Total unvested RSUs	740	107	847

As of December 31, 2009, the Company does not consider the performance conditions for the unvested awards to be probable of achievement according to the criteria used for accounting purposes. Accordingly, no expense was recognized for the 847,000 unvested RSUs as of December 31, 2009. An additional $641,000 of non-cash compensation expense will be recognized for the 740,000 unvested RSUs held by employees and directors when the performance condition is considered probable and as the service period elapses for those awards. With regards to the 107,000 unvested RSUs held by consultants, when the lowest aggregate fair value is greater than zero dollars, which is expected to be at the time the performance condition of FDA approval is considered probable of being achieved, and as the service period elapses for those awards, the fair value would be recognized as a non-cash expense and measured through the vesting date. On March 18, 2010, the FDA notified the Company that it approved the Company’s NDA for Silenor. See Note 11, “Subsequent Events” for more information.
The intrinsic value of an RSU is equal to the Company’s stock price. The following table summarizes certain intrinsic value information for the Company’s RSUs (in thousands, except per share amounts).

	Year ended December 31,
	2009	2008		2007
Closing stock price at end of year	$1.08		$1.38		$5.21
Intrinsic value of outstanding RSUs	915		880		N/A

Weighted average stock price at issuance	$1.42	$	N/A	$	N/A
Intrinsic value of issued RSUs	$235		$—		$—

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Stock Options
The Company’s stock options have a ten-year term and generally vest over a period of between one and four years. Certain stock options vest upon achieving performance conditions generally relating to the approval of the NDA for Silenor by the FDA or a strategic relationship for the commercialization of Silenor. The exercise price for the Company’s stock options is equal to the closing stock price at the date of grant.
The following table summarizes the Company’s stock option activity for employee and director stock options (in thousands, except per share amounts).

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	2,374	$8.20
Granted	1,157	11.98
Exercised	(167)	4.06
Forfeited	(231)	9.82

Outstanding at December 31, 2007	3,133	9.70

Granted	1,783	4.41
Exercised	(8)	3.00
Forfeited	(646)	7.82

Outstanding at December 31, 2008	4,262	7.78

Granted	4,564	1.45
Exercised	(66)	1.67
Forfeited	(4,851)	6.92
Re-categorized to consultant awards	(115)	7.07

Outstanding at December 31, 2009	3,794	$1.39

The table includes the effect of the Company’s one-time stock option exchange program which was completed in June 2009. Under the program, employees and directors as of March 1, 2009 were eligible to exchange their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of the greater of $1.00 or the closing price of the Company’s common stock on June 9, 2009. The participants received two new options for every three options tendered for exchange. All of the eligible participants tendered some or all of their stock options for exchange. In total, 4,320,000 stock options were tendered in exchange for 2,880,000 replacement awards. The exercise price of the replacement awards was $1.23 per share, which was the closing price of the Company’s common stock on June 9, 2009. One-third of the replacement awards vested upon grant and the remaining two-thirds vest in equal monthly installments over the following two year period such that all the shares will be fully vested in June 2011, subject to the participant’s continued service.
The fair value of the replacement award is generally expensed over the new award’s vesting period, except for participants under non-substantive consulting arrangements. For these participants, the fair value for the portion of the replacement award vesting through the end of the consulting agreement was expensed immediately upon exchange. In total, the stock option exchange program, along with the immediate vesting of one-third of the replacement awards, resulted in $658,000 of non-cash compensation expense which was recorded during the second quarter of 2009.
The fair value of the replacement awards in the Company’s stock option exchange program is the sum of the unrecognized expense from the original award, plus the incremental value from the exchange program. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange. The incremental fair value from the Company’s stock option exchange program immediately after the exchange was $449,000. The fair value of the replacement awards along with the remaining unrecognized grant date fair value of the original awards will be recognized over the replacement awards’ remaining service period of two years for employees and directors.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
At December 31, 2009, of the 3,794,000 employee and director stock options outstanding, approximately 1,843,000 were vested and 1,951,000 were unvested. The weighted average remaining vesting term was 1.0 years. The Company had unrecognized non-cash compensation expense related to stock options of $3,426,000 of which $480,000 pertains to stock options which would vest upon achieving performance conditions not considered probable of being achieved as of December 31, 2009, as such term is used for accounting purposes. The other $2,946,000 of unrecognized stock option compensation expense is being expensed over the remaining vesting term of the stock options.
The grant date fair value of employee and director stock options, excluding the replacement awards granted under the Company’s stock option exchange program, was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk free interest rate	1.9% to 2.9%	2.6% to 3.6%	3.6% to 4.9%
Expected term	5.25 to 6.25 years	5.25 to 6.25 years	5.75 to 6.25 years
Expected volatility	74% to 84%	64% to 74%	69% to 79%
Weighted average volatility	78%	69%	76%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$1.17 to $2.18	$0.98 to $4.93	$5.81 to $15.00
Weighted average fair value of stock options granted	$1.19	$2.85	$8.40
The intrinsic value of an equity award is the difference between the fair value of the underlying stock and its exercise price. If the exercise price equals or exceeds the fair value of the underlying stock, as was the case for all outstanding options at December 31, 2009, then the award is considered to have zero intrinsic value at that date. The following table summarizes certain intrinsic value information for the Company’s employee and director stock options (in thousands, except per share amounts).

	Year ended December 31,
	2009	2008	2007
Closing stock price at end of year	$1.08	$1.38	$5.21
Intrinsic value of outstanding stock options	—	30	2,164
Intrinsic value of vested stock options	—	20	1,661

Weighted average stock price at exercise	$3.80	$4.02	$14.60
Intrinsic value of exercised stock options	$142	$8	$1,758
In addition to the stock options held by employees, directors and former employees under non-substantive consulting agreements, at December 31, 2009, there were 34,000 stock options outstanding for consultants under substantive consulting agreements, all of which were fully vested. These consultants exercised 49,000, none and 3,000 during the years ended 2009, 2008 and 2007, respectively. The intrinsic value of stock options exercised by consultants was $83,000, zero and $42,000 for the years ended 2009, 2008 and 2007, respectively. At December 31, 2009, the outstanding consultant options had zero intrinsic value based on a closing stock price on such date of $1.08 per share.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
The Company’s outstanding stock options, summarized by exercise price, are as follows (shares are in thousands):
At December 31, 2009

	Outstanding			Vested
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Exercise Price	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price
$1.08 to $1.23	3,378	8.1 Years	$1.22	1,527	7.7 Years	$1.23
$1.24 to $3.00	430	6.3 Years	2.73	330	5.5 Years	2.89
$3.01 to $7.00	—	— Years	—	—	— Years	—
$7.01 to $11.00	—	— Years	—	—	— Years	—
$11.01 to $14.00	20	5.9 Years	13.62	20	5.9 Years	13.62
$14.01 to $19.74	—	— Years	—	—	— Years	—

Total stock options outstanding	3,828	7.9 Years	$1.45	1,877	7.3 Years	$1.65

At December 31, 2008

$0.98 to $1.23	150	6.2 Years	$1.16	125	5.5 Years	$1.20
$1.24 to $3.00	506	6.5 Years	2.87	443	6.5 Years	2.87
$3.01 to $7.00	1,763	9.4 Years	4.54	116	9.2 Years	5.11
$7.01 to $11.00	617	7.0 Years	10.71	512	7.0 Years	10.74
$11.01 to $14.00	745	8.2 Years	12.04	333	8.1 Years	12.20
$14.01 to $19.74	515	7.8 Years	16.02	410	7.8 Years	15.96

Total stock options outstanding	4,296	8.2 Years	$7.79	1,939	7.3 Years	$9.35

Note 8. Income taxes
The Company has incurred losses since inception, therefore no current income tax provision or benefit has been recorded. Significant components of the Company’s net deferred tax assets are shown in the table below (amounts are in thousands).

	December 31,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$56,657	$52,118
Research and development credits	4,738	4,570
Capitalized research and development	495	1,452
Non-cash compensation expense	1,883	5,439
Other, net	922	1,137

Total deferred tax assets	64,695	64,716
Valuation allowance	(64,695)	(64,716)

Net deferred tax assets	$—	$—

At December 31, 2009, the Company had generated federal net operating loss carryforwards of $143,903,000 and state net operating loss carryforwards of $140,958,000 on the respective tax return bases. The Company has generated windfall tax benefits from the settlement of certain share-based awards. These tax benefits have not been reflected in the table of deferred tax assets presented above since the tax deduction increases the Company’s net operating loss carryforward and does not result in a cash tax savings in the current year. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. However, the net operating loss carryforwards related to these windfall tax benefits of approximately $1,199,000 are included in the federal and state net operating loss carryforward amounts of $143,903,000 and $140,958,000, respectively. Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
The Company has federal and state research and development tax credit carryforwards at December 31, 2009 of $4,282,000 and $1,954,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.
Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred as of June 30, 2005 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances performed to finance the Company’s development activities. Such ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $284,000 of the Company’s state net operating loss carryforwards were effectively eliminated under Section 382. A portion of the remaining net operating losses limited by Section 382 become available each year.
The Company has not performed a Section 382 analysis since its initial public offering in December 2005. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance.
The following table provides reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes (amounts are in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal income taxes at 34%	$(4,911)	$(12,657)	$(8,980)
State income taxes, net of federal benefit	(15)	(2,246)	(1,439)
Research and development credits	(116)	(517)	76
Share-based compensation expense	5,069	552	785
Tax effect of non-deductible expenses and credits	(3)	(7)	(39)
Increase in valuation allowance	(24)	14,875	9,597

Provision for income taxes	$—	$—	$—

Income tax accounting and reporting may contain uncertain income tax positions. The accounting for uncertain income taxes recognized in an entity’s financial statements requires a recognition threshold and measurement of uncertain tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is cumulatively more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table summarizes the Company’s unrecognized tax benefit activity (amounts are in thousands):

	Year Ended December 31,
	2009	2008
Unrecognized tax benefits at the beginning of the year	$877	$1,166
Gross decreases related to prior year tax positions	0	(429)
Gross increases related to current year tax positions	33	140
Settlements	None	None
Lapse of statute of limitations	None	None

Unrecognized tax benefits at year end	$910	$877

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
The unrecognized tax benefits have been recorded as a reduction of the related deferred tax asset. Because the Company’s deferred tax assets are fully reserved, none of the amount included in the balance of unrecognized tax benefits would affect the effective tax rate if recognized. The Company is subject to taxation in the United States and California. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority. The Company’s tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. The Company’s accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of December 31, 2009.
Note 9. Related Party Transactions
The Company has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements” for more information). As part of the in-license agreement, ProCom has the right to designate one nominee for election to the Company’s board of directors. ProCom designated Terrell A. Cobb, a principal of ProCom, for nomination as a member of the Company’s board of directors. The in-license agreement also provides a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, the Company paid an aggregate of $135,000, $170,000, and $255,000 for consulting services for the years ended 2009, 2008 and 2007, respectively. Pursuant to the consulting arrangements, payments ceased for Mr. Cobb in April 2008 upon the FDA notifying the company that it accepted the NDA for Silenor and payments for Dr. Kavey will continue through April 2010.
Mr. Cobb and Dr. Kavey have an aggregate of 119,000 stock options outstanding of which 80,000 were vested as of December 31, 2009. The weighted average exercise price of the outstanding options was $3.57 and the weighted average exercise price of the vested stock options was $4.70. None of the stock options had been exercised as of December 31, 2009. In addition, Mr. Cobb holds 48,000 RSUs that vest on the first open trading window under the Company’s insider trading policy following the first commercial sale of Silenor in the United States.
The Company’s outside legal counsel holds 12,000 shares of common stock as a result of purchases of preferred stock which were converted into common shares during the Company’s initial public offering in December 2005. The Company paid $380,000, $474,000 and $482,000 for legal services rendered by the Company’s outside legal counsel for the years ended 2009, 2008, and 2007, respectively.
In July 2009, the Company raised $6,000,000 through a private placement of 5,106,000 shares of its common stock and seven-year warrants to purchase up to 5,106,000 additional shares of its common stock. Among the investors in the private placement were: (1) a trust of which Kurt von Emster, a member of the Company’s board of directors, is a trustee and beneficiary; (2) investment funds affiliated with Jesse I. Treu, Ph.D., a member of the Company’s board of directors, and (3) investment funds affiliated with Kurt C. Wheeler, a member of the Company’s board of directors.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
Notes to Financial Statements
Note 10. Selected Quarterly Financial Information (Unaudited)
The following table presents the Company’s unaudited quarterly results of operations for 2009 and 2008 (in thousands, except per share data). The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly compared to an annual basis.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009:
Loss from operations	$(4,308)	$(6,138)	$(1,845)	$(1,921)	$(14,212)
Net loss	(4,544)	(6,137)	(1,843)	(1,919)	(14,443)
Basic and diluted net loss applicable to common stockholders per share	$(0.25)	$(0.33)	$(0.08)	$(0.08)	$(0.69)

2008:
Loss from operations	$(7,424)	$(10,422)	$(9,979)	$(7,695)	$(35,520)
Net loss	(7,066)	(10,396)	(10,312)	(9,453)	(37,227)
Basic and diluted net loss applicable to common stockholders per share	$(0.39)	$(0.57)	$(0.56)	$(0.52)	$(2.04)
Note 11. Subsequent Events
On March 18, 2010, the FDA notified the Company that it approved the Company’s NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. In accordance with the Company’s license agreement with ProCom, upon FDA approval of the Silenor NDA, the Company is obligated to pay ProCom a $1,000,000 license payment. FDA approval of the Silenor NDA also caused 105,000 shares of restricted stock to vest, 129,000 RSUs to vest, and 275,000 stock options to vest. The Company will recognize an aggregate of $1.4 million of share-based compensation expense during the first quarter of 2010 from the vesting of these awards.