Form 10-Q
period 2010-03-31
Somaxon Pharmaceuticals, Inc.
filed 2010-05-12
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3570 Carmel Mountain Road, Suite 100, San Diego CA	92130
(Address of principal executive offices)	(Zip Code)
(858) 480-0400
(Registrant’s telephone number, including area code)
420 Stevens Avenue, Suite 210, Solana Beach, CA 92075
(Former name, former address and formal fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 15, 2010 was 34,250,356.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$58,517	$5,165
Other current assets	249	409

Total current assets	58,766	5,574
Property and equipment, net	774	777
Intangibles	1,000	—
Other assets	60	60

Total assets	$60,600	$6,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,029	$355
Accrued liabilities	2,258	1,815

Total current liabilities	3,287	2,170

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 34,136 and 25,248 shares outstanding at March 31, 2010 and December 31, 2009, respectively	239,517	182,280
Deficit accumulated during the development stage	(182,204)	(178,039)

Total stockholders’ equity	57,313	4,241

Total liabilities and stockholders’ equity	$60,600	$6,411

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

			Period from
			August 14, 2003
			(inception)
	Three months ended March 31,		through
	2010	2009	March 31, 2010
Operating expenses
License fees	$—	$(996)	$5,861
Research and development	1,113	1,486	108,847
Marketing, general and administrative	3,052	3,818	67,828
Remeasurement of Series C warrant liability	—	—	5,649

Net operating expenses	4,165	4,308	188,185

Loss from operations	(4,165)	(4,308)	(188,185)
Interest and other income	1	23	8,853
Interest and other (expense)	(1)	(259)	(2,872)

Net loss	(4,165)	(4,544)	(182,204)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(86)

Net loss applicable to common stockholders	$(4,165)	$(4,544)	$(182,290)

Basic and diluted net loss per share	$(0.16)	$(0.25)
Shares used to calculate net loss per share	25,662	18,297
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Period from
			August 14, 2003
			(inception)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010
Cash flows from operating activities
Net loss	$(4,165)	$(4,544)	$(182,204)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based expense	2,180	2,017	29,440
Depreciation	3	44	498
Amortization of investment discount or premium	—	(38)	—
Accretion of debt discount and issuance costs	—	—	1,145
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	—	1	7
Changes in operating assets and liabilities:
Other current and non-current assets	160	232	(309)
Accounts payable	674	(96)	1,029
Accrued current and non-current liabilities	443	(586)	2,303

Net cash used in operating activities	(705)	(2,970)	(142,341)

Cash flows from investing activities
Purchases of property and equipment	—	—	(1,279)
Payments for technology rights	(1,000)	—	(1,000)
Purchases of marketable securities	—	—	(99,445)
Sales and maturities of marketable securities	—	3,134	99,445
Restricted cash	—	7,500	—

Net cash provided by (used in) investing activities	(1,000)	10,634	(2,279)

Cash flows from financing activities
Issuance of common stock and warrants, net of costs	52,745	—	108,297
Issuance of preferred stock, net of costs	—	—	90,051
Net proceeds from issuance of debt	—	—	14,777
Repayment of debt	—	(15,000)	(15,000)
Exercise of warrants	491	—	1,966
Exercise of stock options	1,865	—	3,140
Purchase of treasury stock	(44)	—	(94)

Net cash provided by (used in) financing activities	55,057	(15,000)	203,137

Increase (decrease) in cash and cash equivalents	53,352	(7,336)	58,517
Cash and cash equivalents at beginning of the period	5,165	11,185	—

Cash and cash equivalents at end of the period	$58,517	$3,849	$58,517

Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$—	$86
Conversion of preferred stock into common stock	—	—	89,489
Committed Equity Financing Facility Warrant	—	—	389
Warrants related to Loan Agreement	—	44	966
Supplemental cash flow information
Cash paid for interest	$—	$984	$1,746
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2010 (Unaudited)
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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2010 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total

Net loss	—	$—	—	$—	—	$—	$—	$(46,410)	$—	$(46,410)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	2	2

Comprehensive loss										(46,408)
Deferred stock compensation eliminated upon adoption of SFAS No. 123(R)	—	—	—	—	—	(3,802)	3,802	—	—	—
Exercise of stock options	—	—	—	—	37	146	—	—	—	146
Share-based compensation related to employee awards	—	—	—	—	—	4,959	—	—	—	4,959
Consultant share-based expense	—	—	—	—	—	158	—	—	—	158
Vesting of early exercised stock options	—	—	—	—	—	47	—	—	—	47

Balance at December 31, 2006	—	$—	—	$—	18,082	$152,313	$—	$(99,958)	$2	$52,357

Net loss	—	$—	—	$—	—	$—	$—	$(26,411)	$—	$(26,411)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(26,365)
Exercise of stock options	—	—	—	—	171	682	—	—	—	682
Share-based compensation related to employee awards	—	—	—	—	—	8,407	—	—	—	8,407
Consultant share-based expense	—	—	—	—	—	73	—	—	—	73
Vesting of early exercised stock options	—	—	—	—	—	22	—	—	—	22
Restricted stock issued at $0.0001 per share in October	—	—	—	—	200	—	—	—	—	—
Restricted stock repurchased at $0.0001 per share in December	—	—	—	—	(20)	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	18,433	$161,497	$—	$(126,369)	$48	$35,176

Net loss	—	$—	—	$—	—	$—	$—	$(37,227)	$—	$(37,227)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive loss										(37,266)
Exercise of stock options	—	—	—	—	8	25	—	—	—	25
Share-based compensation related to employee awards	—	—	—	—	—	6,283	—	—	—	6,283
Consultant share-based expense	—	—	—	—	—	16	—	—	—	16
Restricted stock repurchased at $4.66 per share in April	—	—	—	—	(11)	(50)	—	—	—	(50)
Warrants issued pursuant to the Loan Agreement in May	—	—	—	—	—	922	—	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility in May	—	—	—	—	—	389	—	—	—	389
Financing cost of warrant issued pursuant to the Committed Equity Financing Facility	—	—	—	—	—	(389)	—	—	—	(389)

Balance at December 31, 2008	—	$—	—	$—	18,430	$168,693	$—	$(163,596)	$9	$5,106

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through March 31, 2010 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total

Net loss	—	$—	—	$—	—	$—	$—	$(14,443)	$—	$(14,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(9)	(9)

Comprehensive loss										(14,452)
Issue common stock in July at $1.05 per share and warrants at $0.125 per share, net of issuance costs of $268	—	—	—	—	5,106	5,732	—	—	—	5,732
Issue common stock pursuant to vesting of restricted stock units	—	—	—	—	166	—	—	—	—	—
Exercise of warrants for cash	—	—	—	—	1,277	1,475	—	—	—	1,475
Warrants issued in March pursuant to loan payoff	—	—	—	—	—	44	—	—	—	44
Net share settlement of warrants	—	—	—	—	183	—	—	—	—	—
Exercise of stock options	—	—	—	—	116	173	—	—	—	173
Restricted stock repurchased at $0.0001 per share	—	—	—	—	(30)	—	—	—	—	—
Share-based compensation related to employee awards	—	—	—	—	—	6,160	—	—	—	6,160
Consultant share-based expense	—	—	—	—	—	3	—	—	—	3

Balance at December 31, 2009	—	$—	—	$—	25,248	$182,280	$—	$(178,039)	$—	$4,241

Net loss	—	$—	—	$—	—	$—	$—	$(4,165)	$—	$(4,165)
Issue common stock in March at $8.25 per share, net of issuance costs of $480	—	—	—	—	6,900	52,745	—	—	—	52,745
Exercise of warrants for cash	—	—	—	—	426	491	—	—	—	491
Net share settlement of warrants	—	—	—	—	111	—	—	—	—	—
Exercise of stock options	—	—	—	—	1,333	1,865	—	—	—	1,865
Issue common stock pursuant to vesting of restricted stock units	—	—	—	—	129	—	—	—	—	—
Restricted stock repurchased at $3.94 per share in March	—	—	—	—	(11)	(44)	—	—	—	(44)
Share-based compensation related to employee awards	—	—	—	—	—	2,180	—	—	—	2,180

Balance at March 31, 2010	—	$—	—	$—	34,136	$239,517	$—	$(182,204)	$—	$57,313

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we” or “our”), is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. Somaxon is a Delaware corporation founded on August 14, 2003 upon in-licensing its first product candidate, Silenor® (doxepin) for the treatment of insomnia. On March 18, 2010, the U.S. Food and Drug Administration (the “FDA”) notified us that it had approved our New Drug Application (“NDA”) for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulties with sleep maintenance. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.
Basis of Presentation
The accompanying condensed balance sheet as of December 31, 2009, which has been derived from our audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of our management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.
Capital Resources
Although we have received FDA approval for Silenor, Somaxon is a development stage company and has not derived any revenue from product sales to date. We have incurred losses from operations and negative cash flows since inception and we expect to continue to incur substantial losses for the foreseeable future as we seek to commercialize Silenor, and potentially pursue the development of other product candidates. We may need to obtain additional funds to finance our operations in the future. We intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants.
If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all of our rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose.
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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At March 31, 2010, our investment holdings consisted only of money market funds. All of our cash equivalents have liquid markets and high credit ratings.
Fair Value
Cash and investment holdings, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. The fair value of our investment holdings at March 31, 2010, which are comprised solely of cash equivalents, is summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market funds	$58,517	$58,517	$—	$—

Share-Based Compensation Expense
Share-based expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the option. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and the Company’s own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vest upon achieving certain performance conditions, generally pertaining to the commercial launch of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time the performance condition is considered probable of being met.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Net Loss per Share
Basic earnings per share (“EPS”) excludes the effects of common stock equivalents and is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares outstanding subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For Somaxon, basic and dilutive net loss per share are equivalent because we have incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(4,165)	$(4,544)

Denominator:
Weighted average common shares outstanding	25,749	18,432
Weighted average unvested common shares subject to repurchase	(87)	(135)

Denominator for basic and diluted net loss per share	25,662	18,297

Basic and diluted net loss per share	$(0.16)	$(0.25)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	3,432	4,653
Weighted average restricted stock units outstanding	813	763
Weighted average warrants outstanding	4,167	449
Weighted average unvested common shares subject to repurchase	87	135

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,499	6,000

Income Taxes
We are subject to taxation in the United States and California. We are not currently under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. Our accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense; however, no interest or penalties have been accrued as of March 31, 2010. We had unrecognized tax benefits of approximately $910,000 at December 31, 2009. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because our deferred tax assets are fully reserved, we do not expect the change to have a significant impact on our results of operations, cash flows or financial position.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period ending after June 15, 2010, with early adoption permitted. We are still evaluating the potential future effects of this guidance.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 2. Composition of Certain Balance Sheet Items
Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Deposits and prepaid expenses	$200	$352
Other current assets	49	57

Total other current assets	$249	$409

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Tooling	$772	$772
Computer equipment	147	147
Furniture and equipment	58	58

Property and equipment, at cost	977	977
Less: accumulated depreciation	(203)	(200)

Property and equipment, net	$774	$777

Included in tooling is $749,000 of production equipment for the manufacture of packaged Silenor tablets which has not been placed in service as of March 31, 2010.
Depreciation expense for the three month periods ended March 31, 2010 and 2009 was $3,000 and $44,000, respectively. Depreciation expense recognized in the first quarter of 2009 included an additional $18,000 of expense as a result of a change in the useful lives of certain furniture and fixtures and leasehold improvements to provide for their full depreciation at April 30, 2009.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued severance	$1,659	$1,659
Other accrued compensation and benefits	599	156

Total accrued liabilities	$2,258	$1,815

From March 2009 through May 2009, Somaxon terminated the employment of thirteen employees as part of a general cost reduction initiative resulting from ongoing delays in the NDA approval process. Each of the terminated employees entered into a separation agreement and a separate consulting arrangement with us. Somaxon paid $513,000 to these former employees during 2009 under these separation agreements and has a remaining deferred severance obligation of $1,659,000. In March and April 2010, we agreed to settle a portion of this deferred severance obligation in the form of stock grants to certain of the recipients.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 3. License Agreements
In August 2003 and as amended in October 2003 and September 2006, we entered into an exclusive worldwide in-license agreement with ProCom One, Inc. (“ProCom”) to develop and commercialize Silenor for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. We have paid $2,500,000 and issued 84,000 shares of common stock with a value of $101,000 at the date of grant to ProCom under the provisions of the license agreement. Payments made prior to the approval of the Silenor NDA by the FDA on March 17, 2010 were expensed as incurred since the underlying technology was considered to be in the research and development phase. Costs related to the licensed intellectual property made after that date have been capitalized and included in intangibles in our condensed balance sheet as of March 31, 2010. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property which we estimate to be approximately 10 years. Revenue-based royalty payments due under the terms of the in-license agreement will be expensed as incurred.
In October 2006, we entered into a supply agreement pertaining to a certain ingredient used in the formulation for Silenor. In August 2008, this supply agreement was amended to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, we made an upfront license payment of $150,000 and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not been issued in such country.
Note 4. Commitments and Contingencies
We are a party to a manufacturing supply agreement with Patheon Pharmaceuticals, Inc. under which Patheon is obligated to manufacture commercial quantities of Silenor tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, we are obligated to purchase specified percentages of the total annual commercial requirements of Silenor. The agreement has an initial five-year term beginning upon commencement of the manufacturing services, but the agreement automatically renews for additional twelve-month periods thereafter if it is not affirmatively terminated. The agreement is terminable with written notice at least 18 months prior to the end of the current term. Additionally, we may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.
We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination.
We have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment is terminated under specified circumstances.
Note 5. Share-based Compensation and Equity
Equity
In March 2010, we issued 6,900,000 shares of common stock in a public offering of our stock at $8.25 per share. The net proceeds from the offering, after underwriting discounts and commissions and estimated offering costs, were approximately $52,745,000.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Share-based Compensation Expense
Somaxon has restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award, while share-based expense for consultants is based on the fair value of the award at the time the award vests. The following table summarizes non-cash compensation expense for our employees and directors (in thousands):

	Three Months Ended March 31,
Composition of share-based compensation:	2010	2009
Included in research and development expense	$550	$444
Included in marketing, general and administrative expense	1,630	1,587

Total share-based compensation expense	$2,180	$2,031

Not included in the table above is share-based compensation expense for consultant awards. The share-based expense for consultant awards was not significant in either 2009 or 2010.
Included in these tables for 2009 is the effect of the termination of employment for certain individuals which created an acceleration of share-based compensation expense. Upon separation, each of the employees entered into a consulting arrangement with us which provided for continued vesting in share-based awards through the expiration of the consulting agreement. The consulting agreements were not considered substantive for accounting purposes because additional service was not required to be rendered by the consultants in order to continue vesting in their share-based awards. Also, upon separation, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, we recognized $727,000 of share-based compensation expense during 2009 on the dates of termination.
Included in these tables for 2010 is the effect of a modification of the option agreements with these terminated employees as a result of an extension of the term of their consulting agreements. We recognized $233,000 of share-based compensation expense during 2010 as a result of this modification.
Certain of our share-based awards vest upon the achievement of performance conditions. Compensation expense for share-based awards granted to employees and directors is recognized based on the grant date fair value for the portion of the awards for which performance conditions are considered probable of being achieved. Such expense is recorded over the period the performance condition is expected to be performed. No expense is recognized for awards with performance conditions that are considered improbable of being achieved. On March 18, 2010, the FDA notified us that it approved our NDA for Silenor 3 mg and 6 mg tablets. FDA approval of the Silenor NDA caused 105,000 shares of restricted stock to vest, 129,000 RSUs to vest, and 275,000 stock options to vest. The Company recognized an aggregate of $1,384,000 of share-based compensation expense during the first quarter of 2010 from the vesting of these awards.
Note 6. Related Party Transaction
Somaxon has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom). The in-license agreement also provides a consulting arrangement for Dr. Neil Kavey, who is the other principal of ProCom. We paid Dr. Kavey a total of $34,000 during the first quarter of both 2010 and 2009 under this consulting arrangement. Payments to Dr. Kavey will continue through April 2010.
Note 7. Subsequent Events
New Facility Lease
In April 2010, we entered into a new lease arrangement to rent approximately 6,000 square feet of office space for 12 months beginning on May 1, 2010 for a monthly rental of $18,000 plus other pass-through charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2009 and the caption “Risk Factors” in this Form 10-Q for the quarter ended March 31, 2010.
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. On March 18, 2010, the United States Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance.
We believe that Silenor is highly differentiated from currently available insomnia treatments, and could have significant advantages in a large and growing insomnia market. We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. In addition, we continue to engage in discussions with third parties with the goal of entering into a collaboration or other strategic transaction relating to the commercialization of Silenor.
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
License Fees
Our license fees consist of the costs incurred to in-license our product candidates. Prior to the FDA approval of our NDA, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. License fees related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property which we estimate to be approximately 10 years. Determining when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property, requires the use of estimates and subjective judgment.

Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development expense includes internal costs such as salaries, benefits and share-based compensation expense, as well as costs from external service providers relating to our clinical trials, non-clinical studies and our NDA filing for Silenor and drug development costs. Measurement of these external research and development expenses often requires judgment as we may not have been invoiced or otherwise notified of actual costs, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. Our principal vendors operate within terms of contracts which establish program costs and estimated timelines. We assess the status of our programs through regular discussions between our program management team and the related vendors. Based on these assessments, we determine the progress of our programs in relation to the scope of work outlined in the contracts, and recognize the related amount of expense accordingly. We adjust our estimates as actual costs become known to us. Changes in estimates could materially affect our results of operations.
Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the award. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the SEC’s SAB No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.
We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vest upon achieving certain performance conditions, generally pertaining to the commercial launch of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved.
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
Results of Operations
Comparisons of the Three Months Ended March 31, 2010 and 2009
License fees. License fees for 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2010	2009	Dollar	Percent
Nalmefene and acamprosate	$—	$(996)	$(996)	100%

Total license fees	$—	$(996)	$(966)	100%

We had no license fees expense in 2010. In March 2009, we entered into an agreement with BioTie to mutually terminate the license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which was recorded as a reduction of license fees expense. Our results from 2009 also reflect an immaterial annual payment due under our license agreement with the University of Miami related to our nalmefene program.

Research and Development Expense. For the three months ended March 31, 2010, our most significant research and development costs were salaries, benefits and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor, including our continuing two-year carcinogenicity study, costs relating to the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor.
Research and development expense for 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2010	2009	Dollar	Percent
Silenor development work	$91	$334	$(243)	(73)%
Personnel and other costs	472	721	(249)	(35)%
Share-based compensation expense	550	431	119	28%

Total research and development expense	$1,113	$1,486	$(373)	(25)%

Research and development expense decreased $0.4 million for 2010 compared to 2009 primarily due to a reduction in headcount, which occurred as part of cost reduction measures, and contributed to lower salary and benefit expense. Silenor development expenses also decreased because of the lower level of activity relating to both the preparation of the NDA and non-clinical studies during the first quarter of 2010 compared with the first quarter of 2009. Share-based compensation expense attributable to research and development personnel increased due to recognition of compensation costs associated with the vesting of performance based equity awards upon FDA approval of the NDA for Silenor in the first quarter of 2010.
We expect our research and development expenses to remain a significant component of our operating expenses in the future. We are unable to estimate with certainty our future research and development expenses in part because we cannot forecast with any degree of certainty whether Silenor will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Marketing, General and Administrative Expense. Our marketing, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. For the three month period ended March 31, 2010, our most significant marketing, general and administrative expenses were salaries and benefits, professional service fees and share based compensation expense.
Marketing, general and administrative expense for 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		Change
	2010	2009	Dollar	Percent
Marketing, personnel and general costs	$1,422	$2,232	$(810)	(36)%
Share-based compensation expense	1,630	1,586	44	3%

Total marketing, general and administrative expense	$3,052	$3,818	$(766)	(20)%

Marketing, general and administrative expense decreased $0.8 million for 2010 compared to 2009 due to reduced market preparation activities as a result of the delay in the approval of Silenor. In addition, reduced headcount as a result of cost reduction measures contributed to lower salary and benefit expenses in 2010, and professional fees were lower in 2010 due to a lower level of business activity. Share-based compensation expense attributable to marketing, general and administrative personnel increased slightly compared to 2009 due to recognition of compensation costs associated with the vesting of performance based equity awards upon FDA approval of the NDA for Silenor in the first quarter of 2010.

Because our NDA for Silenor was approved by the FDA, we expect our marketing, general and administrative expenses to increase as we add personnel and prepare for the commercial launch of Silenor. We are unable to estimate with certainty our future marketing, general and administrative expenses in part because we cannot forecast with any degree of certainty whether Silenor will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our commercialization plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of Silenor or collaboration agreements, if at all.
Interest and Other Income. Interest and other income for 2010 and 2009 was as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2010	2009	Dollar	Percent
Interest and other income	$1	$23	$(22)	(96)%

Interest and other income consist primarily of interest earned on our cash and cash equivalents. The decrease in interest and other income was primarily due to lower average cash and cash equivalent balances as a result of our continued net operating losses and repayment of our debt in March 2009, as well as lower interest rates earned on our cash and marketable securities over the last year.
We expect our interest income to increase since our cash and cash equivalents balances have increased due to capital-raising activities, offset by decreases to the extent our cash and cash equivalents balances decrease from continued operating losses.
Interest and Other (Expense). Interest and other (expense) for 2010 and 2009 was as follows (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2010	2009	Dollar	Percent
Interest and other (expense)	$(1)	$(259)	$(258)	(99)%

The decrease in interest and other (expense) reflects the repayment of our debt obligations in March 2009.
Liquidity and Capital Resources
Somaxon is a development stage company and has not derived any revenues from product sales to date. Since inception, our operations have been financed primarily through the private placement of equity securities, our public offerings and the proceeds from the exercise of warrants and stock options. Through March 31, 2010, we have received net proceeds of approximately $90.0 million from the sale of shares of our preferred stock and net proceeds of $113.4 million through sales of our common stock, including the exercise of stock options and warrants.
We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we seek to commercialize Silenor and potentially pursue the development of other product candidates. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at March 31, 2010 we had cash and cash equivalents totaling $58.5 million. We may need to obtain additional funds to finance our operations in the future. We intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights or other arrangements.

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
Cash Flows
Net cash used in operating activities was $0.7 million in the first quarter of 2010, compared to $3.0 million for the first quarter of 2009. The decrease in net cash used in operating activities was primarily due to our cost reduction measures taken in 2009 and the working capital impact of an increase in our accounts payable and accrued liabilities during 2010 of $1.1 million. Cash flow from operations for the first quarter of 2009 includes the receipt of $1.0 million from the termination of our nalmefene license with BioTie in March 2009. Net cash used in investing activities was $1.0 million for the first quarter of 2010, compared to net cash provided by investing activities of $10.6 million during the first quarter of 2009. Results for 2010 reflect a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor. Results for 2009 reflect proceeds from the sale of marketable securities of $3.1 million and the release of restricted cash of $7.5 million in connection with the repayment of our bank debt. Net cash provided by financing activities was $55.1 million in the first quarter of 2010, compared to net cash used in financing activities of $15.0 million for the first quarter of 2009. Our 2010 results reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $2.4 million from the exercise of warrants and stock options. Results for 2009 reflect the repayment of $15.0 million of our bank debt.
Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of March 31, 2010 (in thousands):

	Payments Due By Period
		2011	2013
	Remainder	through	through	After
	of 2010	2012	2014	2014	Total
Operating lease obligations	$7	$7	$—	$—	$14
Non-cancellable purchase orders	515	—	—	—	515

Total	$522	$7	$—	$—	$529

We have entered into a license agreement to acquire the rights to develop and commercialize Silenor. Pursuant to this agreement, we obtained exclusive, sub-licenseable rights to the patents and know-how for certain indications. This license agreement required us to pay an upfront payment as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreement until the later of the expiration of the applicable patent. These royalty payments are not included in the table above because we cannot at this time determine when or if the commencement of payment obligations will occur.
We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, and preparation for the potential commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have employment agreements with each of our current executive officers that provide for severance payments and accelerated vesting for certain share-based awards if their employment with us is terminated under specified circumstances.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period ending after June 15, 2010, with early adoption permitted. We are still evaluating the potential future effects of this guidance.
Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the potential to enter into and the terms of any commercial partnership or other strategic transaction relating to Silenor; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; our ability to operate our business without infringing the intellectual property rights of others; estimates of the potential markets for Silenor and our ability to compete in these markets; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent commercialization, or that could result in recalls or product liability claims; our ability to ensure adequate and continued supply of Silenor to successfully launch commercial sales or meet anticipated market demand; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of non-clinical studies and post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; our ability to raise sufficient capital to fund our operations, and to meet our obligations to parties under financing agreements, and the impact of any such financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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
Our cash and cash equivalents at March 31, 2010 consisted primarily of money market funds. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. While we believe our cash and cash equivalents are diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and in this report, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Risks Related to Our Business
We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities.
We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at March 31, 2010 we had cash and cash equivalents totaling $58.5 million.
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
If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor, or renegotiate less favorable terms with respect to such rights than we would otherwise choose. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Even though Silenor received regulatory approval, it will still be subject to substantial ongoing regulation.
Even though U.S. regulatory approval has been obtained for Silenor, the FDA has imposed restrictions on its indicated uses or marketing and imposed ongoing requirements for post-approval studies or other activities. For example, the approved use of Silenor is limited to the treatment of insomnia characterized by sleep maintenance difficulty. In addition, the FDA has required us to implement a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide and a timetable for assessment of its effectiveness. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to the Pediatric Research Equity Act of 2003, or PREA, and to submit final results of this trial by March 2015. Any issues relating to these restrictions or requirements could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.
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
Silenor will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, as a condition to approval of the NDA for Silenor, the FDA has required us to develop a REMS to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. Our REMS for Silenor consists of a medication guide and a timetable for assessment of its effectiveness. In addition, the FDA may require modifications to the REMS at a later date if warranted by new safety information. Any future requirements imposed by the FDA may require substantial expenditures.
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

The commercialization process will require the expenditure by us of substantial financial and other resources, particularly if we are unable to enter into a collaboration or other strategic relationship relating to such process with a third party. We continue to engage in discussions with third parties with the goal of entering into a collaboration or other strategic transaction relating to the commercialization of Silenor. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any collaboration or other strategic transaction, or that, if completed, any collaboration or other strategic transaction will be successful or on attractive terms. If adequate commercialization resources are not readily available to us, we may be required to delay or cancel planned commercialization activities, or the effectiveness of such activities may be adversely impacted.
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
To the extent that we enter into any such arrangements with third parties, any revenues we receive from sales of our products in those markets will depend upon the efforts of such third parties, which in many instances will not be within our control. If any such third party fails to devote sufficient time and resources to Silenor, or if its performance is substandard or does not comply with applicable laws or regulations, the commercial success of Silenor could be adversely affected.
We are subject to uncertainty relating to healthcare reform measures, reimbursement policies and regulatory proposals which, if not favorable to Silenor or any other product candidate that we commercialize, could hinder or prevent our commercial success.
Our ability to successfully commercialize Silenor and any other product to which we obtain rights, with or without a partner, will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
•	the ability to obtain a price we believe is fair for our products;
•	the ability to generate revenues and achieve or maintain profitability;
•	the future revenues and profitability of our potential customers, suppliers and collaborators; and
•	the availability of capital.
The United States Congress recently enacted legislation to reform the healthcare system. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. Among other things, the new healthcare reform law specifically:
•	establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs, beginning 2011;
•	increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;
•	redefines a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;
•	extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 2010;

•	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and
•	increases the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.
While this legislation will, over time, increase the number of patients who have insurance coverage for our products, it also is likely to adversely affect our results of operations. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and/or requiring prior authorization by the state program. It is likely that federal and state legislatures and health agencies will continue to focus on additional healthcare reform in the future.
As a result of the new reform measures, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.
In addition, managed care organizations are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and time-consuming, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic or OTC products, our overall business and financial condition could be adversely affected.
Current healthcare reform measures and any future legislative proposals to reform healthcare or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we commercialize or exclusion of our product candidates from coverage and reimbursement programs. Either of those could harm our ability to market our products and significantly reduce our revenues from the sale of our product.
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
Silenor will compete with well established drugs for this indication, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien, King Pharmaceuticals, Inc.’s Sonata, and Lunesta, marketed by Sepracor Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., all of which are GABA-receptor agonists, Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist, and Sanofi-Synthélabo Inc.’s Ambien CR, a controlled-release formulation of the current GABA-receptor agonist, Ambien.
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
In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter. In March 2010 Transcept announced a plan to conduct a driving study to assess next day residual effects for Intermezzo, with enrollment to begin in the late second quarter of 2010. Transcept also stated that if the outcome of this study is positive, it plans to resubmit the Intermezzo NDA in the late fourth quarter of 2010. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
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
As a result of these factors, our competitors may develop drugs that are more effective and useful and less costly than ours and may be more successful than we are in manufacturing and marketing their products. Our competitors may also obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to successfully commercialize product candidates.
In addition, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability and limited sales and marketing infrastructure.
We will need to increase the size of our organization, and we may experience difficulties in managing growth.
As of March 31, 2010 we had five full-time employees, and as of April 30, 2010 we had eleven full-time employees. The commercialization of Silenor may require us to recruit and train a substantial number of sales and marketing personnel. Our management and personnel, systems and facilities currently in place may not be adequate to support this or other future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our commercialization efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	attract, train and retain sufficient numbers of talented employees.
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
In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million. In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate net proceeds of $5.7 million. We may need to obtain additional funds in the future.

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
Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase 5.1 million shares of our common stock, 3.4 million of which have not been exercised as of March 31, 2010. To the extent that any of these warrants, or any additional warrants that are outstanding or that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of March 31, 2010, our public float was greater than $75 million.
We have never generated revenues or been profitable, we may not be able to generate revenues sufficient to achieve profitability and we will need substantial additional financing to operate our business.
We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $4.2 million for the three months ended March 31, 2010, $14.4 million for the year ended December 31, 2009 and $37.2 million for the year ended December 31, 2008. In addition, the report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through March 31, 2010, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.

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
As of April 15, 2010, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 41.3% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
Investors may incur substantial dilution as a result of future equity issuances, and, as a result, our stock price could decline.
Based on our recurring losses, negative cash flows from operations and working capital levels, we may need to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
Because we may need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. For example, in March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million. In addition, in July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate net proceeds of $5.7 million. These offerings resulted, and future equity issuances would result, in dilution to investors. In addition, the exercise of outstanding options or warrants, including the warrants issued in our July 2009 private placement, and any additional shares issued in connection with acquisitions or incentive programs, will result in dilution to investors.

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
In addition, as a result of the workforce reductions we undertook in 2009 in order to reduce expenses, the efforts required to comply with Section 404 and the other corporate governance laws and regulations applicable to us are being undertaken by a smaller number of people. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our independent registered public accounting firm cannot complete any required attestation of our evaluation of our internal controls in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 19, 2010, we issued 425,531 shares of our common stock to one of our warrant holders in connection with the exercise of their outstanding warrant. We received gross proceeds of approximately $0.5 million upon exercise of this warrant. On March 19 and March 22, 2010, we issued an aggregate of 242,135 shares of our common stock to two of our warrant holders in connection with the exercise of outstanding warrants. The number of shares issued upon exercise of these warrants was reduced by 130,180 shares to effect the net exercise of their warrants in accordance with their terms, and we therefore received no cash proceeds from the exercise. The issuance of shares of our common stock upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of such Act.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
4.1	(3)	Form of the Registrant’s Common Stock Certificate
4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009
10.1	(7)	Employment Agreement dated April 12, 2010, between the Registrant and Tran B. Nguyen
31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on April 12, 2010.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: May 12, 2010

/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2010

/s/ Tran B. Nguyen
Tran B. Nguyen
Vice President and Chief Financial Officer (Principal Financial Officer)