Form 10-Q
period 2010-06-30
Somaxon Pharmaceuticals, Inc.
filed 2010-08-12
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0161599 (I.R.S. Employer Identification No.)

3570 Carmel Mountain Road, Suite 100, San Diego CA (Address of principal executive offices)	92130 (Zip Code)
(858) 876-6500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 28, 2010 was 35,118,706.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$54,464	$5,165
Inventory	531	—
Other current assets	753	409

Total current assets	55,748	5,574
Property and equipment, net	775	777
Intangibles	1,000	—
Other assets	60	60

Total assets	$57,583	$6,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,869	$355
Accrued liabilities	915	1,815

Total current liabilities	2,784	2,170

Commitments and contingencies (See Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 35,114 and 25,248 shares outstanding at June 30, 2010 and December 31, 2009, respectively	242,724	182,280
Deficit accumulated during the development stage	(187,925)	(178,039)

Total stockholders’ equity	54,799	4,241

Total liabilities and stockholders’ equity	$57,583	$6,411

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

					Period
					from
					August 14,
					2003
					(inception)
	Three months ended		Six months ended		through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Operating expenses
License fees	$—	$(3)	$—	$(999)	$5,861
Research and development	814	1,503	1,927	2,991	109,661
Selling, general and administrative	4,902	4,639	7,954	8,454	72,730
Remeasurement of Series C warrant liability	—	—	—	—	5,649

Net operating expenses	5,716	6,139	9,881	10,446	193,901

Loss from operations	(5,716)	(6,139)	(9,881)	(10,446)	(193,901)
Interest and other income	7	2	8	24	8,860
Interest and other (expense)	(12)	—	(13)	(259)	(2,884)

Net loss	(5,721)	(6,137)	(9,886)	(10,681)	(187,925)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(86)

Net loss applicable to common stockholders	$(5,721)	$(6,137)	$(9,886)	$(10,681)	$(188,011)

Basic and diluted net loss per share	$(0.16)	$(0.33)	$(0.33)	$(0.58)
Shares used to calculate net loss per share	34,890	18,331	30,268	18,314
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Period from
			August 14, 2003
			(inception)
	Six Months Ended June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities
Net loss	$(9,886)	$(10,681)	$(187,925)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based expense	3,525	5,027	30,785
Depreciation	99	79	594
Amortization of investment discount or premium	—	(38)	—
Accretion of debt discount and issuance costs	—	—	1,145
Issuance of stock for license agreement	—	—	101
Remeasurement of Series C warrant	—	—	5,649
Loss on disposal of equipment	13	1	20
Changes in operating assets and liabilities:
Other current and non-current assets	(344)	24	(813)
Inventory	(531)	—	(531)
Accounts payable	1,514	(652)	1,869
Accrued current and non-current liabilities	(40)	150	1,820

Net cash used in operating activities	(5,650)	(6,090)	(147,286)

Cash flows from investing activities
Purchases of property and equipment	(110)	(74)	(1,389)
Payments for technology rights	(1,000)	—	(1,000)
Purchases of marketable securities	—	—	(99,445)
Sales and maturities of marketable securities	—	3,134	99,445
Restricted cash	—	8,100	—

Net cash used in (provided by) investing activities	(1,110)	11,160	(2,389)

Cash flows from financing activities
Issuance of common stock and warrants, net of costs	52,745	—	108,296
Issuance of preferred stock, net of costs	—	—	90,051
Net proceeds from issuance of debt	—	—	14,777
Repayment of debt	—	(15,000)	(15,000)
Exercise of warrants	1,474	—	2,950
Exercise of stock options	1,884	—	3,159
Purchase of treasury stock	(44)	—	(94)

Net cash provided by (used in) financing activities	56,059	(15,000)	204,139

Increase (decrease) in cash and cash equivalents	49,299	(9,930)	54,464
Cash and cash equivalents at beginning of the period	5,165	11,185	—

Cash and cash equivalents at end of the period	$54,464	$1,255	$54,464

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$860	$—	$860
Warrants related to Loan Agreement	—	44	966
Conversion of preferred stock into common stock	—	—	89,489
Accretion of redeemable convertible preferred stock	—	—	86
Committed Equity Financing Facility Warrant	—	—	389
Supplemental cash flow information
Cash paid for interest	$—	$984	$1,746
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2010 (Unaudited)
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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2010 (Unaudited)
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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
CONDENSED STATEMENTS REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the period from August 14, 2003 (inception) through June 30, 2010 (Unaudited)
(In thousands, except per share amounts)

								Deficit
	Series C Redeemable							Accumulated	Accumulated
	Convertible Preferred		Convertible Preferred		Common Stock and		Deferred	During the	Other
	Stock		Stock		Additional Paid-in Capital		Stock	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Income	Total
Net loss	—	$—	—	$—	—	$—	$—	$(14,443)	$—	$(14,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(9)	(9)

Comprehensive loss										(14,452)
Issue common stock in July at $1.05 per share and warrants at $0.125 per share, net of issuance costs of $268	—	—	—	—	5,106	5,732	—	—	—	5,732
Issue common stock pursuant to vesting of restricted stock units	—	—	—	—	166	—	—	—	—	—
Exercise of warrants for cash	—	—	—	—	1,277	1,475	—	—	—	1,475
Warrants issued in March pursuant to loan payoff	—	—	—	—	—	44	—	—	—	44
Net share settlement of warrants	—	—	—	—	183	—	—	—	—	—
Exercise of stock options	—	—	—	—	116	173	—	—	—	173
Restricted stock repurchased at $0.0001 per share	—	—	—	—	(30)	—	—	—	—	—
Share-based compensation related to employee awards	—	—	—	—	—	6,160	—	—	—	6,160
Consultant share-based expense	—	—	—	—	—	3	—	—	—	3

Balance at December 31, 2009	—	$—	—	$—	25,248	$182,280	$—	$(178,039)	$—	$4,241

Net loss	—	$—	—	$—	—	$—	$—	$(9,886)	$—	$(9,886)
Issue common stock at $8.25 per share, net of issuance costs of $4,180	—	—	—	—	6,900	52,745	—	—	—	52,745
Issue common stock to settle severance obligations	—	—	—	—	111	860	—	—	—	860
Exercise of warrants for cash	—	—	—	—	1,277	1,474	—	—	—	1,474
Net share settlement of warrants	—	—	—	—	111	—	—	—	—	—
Exercise of stock options	—	—	—	—	1,349	1,884	—	—	—	1,884
Issue common stock pursuant to vesting of restricted stock units	—	—	—	—	129	—	—	—	—	—
Restricted stock repurchased at $3.94 per share in March	—	—	—	—	(11)	(44)	—	—	—	(44)
Share-based compensation related to employee awards	—	—	—	—	—	3,525	—	—	—	3,525

Balance at June 30, 2010	—	$—	—	$—	35,114	$242,724	$—	$(187,925)	$—	$54,799

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
Basis of Presentation
The accompanying condensed balance sheet as of December 31, 2009, which has been derived from our audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of our management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At June 30, 2010, our cash and cash equivalents consist primarily of money market funds. All of our cash equivalents have liquid markets and high credit ratings.
Fair Value
Cash and investment holdings, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. The fair value of our investment holdings at June 30, 2010, which are comprised solely of cash equivalents, is summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$54,464	$54,464	$—	$—

Inventory
Our inventories are valued at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. Inventory consists of work in process as of June 30, 2010.
Intangible Asset
Our intangible asset consists of the costs incurred to in-license our product candidate. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time.
License fees related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property, commencing with the commercial launch of the related product.
The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The Company had no impairments of its intangible asset for the three and six months ended June 30, 2010.

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

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(5,721)	$(6,137)	$(9,886)	$(10,681)

Denominator:
Weighted average common shares outstanding	34,890	18,464	30,311	18,448
Weighted average unvested common shares subject to repurchase	—	(133)	(43)	(134)

Denominator	34,890	18,331	30,268	18,314

Basic and diluted net loss per share	$(0.16)	$(0.33)	$(0.33)	$(0.58)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	3,283	5,063	3,391	4,947
Weighted average restricted stock units outstanding	716	1,282	794	1,074
Weighted average warrants outstanding	2,921	604	3,544	528
Weighted average unvested common shares subject to repurchase	—	133	44	134

Total weighted average anti-dilutive securities not included in diluted net loss per share	6,920	7,082	7,773	6,683

Income Taxes
We are subject to taxation in the United States and California. We are not currently under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. Our accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense; however, no interest or penalties have been accrued as of June 30, 2010. We had unrecognized tax benefits of approximately $910,000 at December 31, 2009. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because our deferred tax assets are fully reserved, we do not expect the change to have a significant impact on our results of operations, cash flows or financial position.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first fiscal year beginning on or after June 15, 2010, with early adoption permitted. We are still evaluating the potential future effects of this guidance.
Note 2. Composition of Certain Balance Sheet Items
Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Deposits and prepaid expenses	$738	$352
Other current assets	15	57

Total other current assets	$753	$409

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Tooling	$819	$23
Computer equipment	93	147
Furniture and equipment	60	58
Construction in progress	53	749

Property and equipment, at cost	1,025	977
Less: accumulated depreciation	(250)	(200)

Property and equipment, net	$775	$777

Depreciation expense was $96,000 and $35,000 for the three month periods ended June 30, 2010 and 2009, respectively. Depreciation expense was $99,000 and $79,000 for the six month periods ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, computer equipment with a carrying value of $12,000 was disposed of.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accrued severance	$410	$1,659
Other accrued compensation and benefits	505	156

Total accrued liabilities	$915	$1,815

From March through May 2009, we terminated the employment of thirteen employees as part of a general cost reduction initiative resulting from ongoing delays in the Silenor NDA approval process. Each of the terminated employees entered into a separation agreement and a separate consulting arrangement with us. We paid $513,000 to these former employees during 2009 under these separation agreements, and had a remaining deferred severance obligation of $1,659,000 as of December 31, 2009. During 2010, we have settled $860,000 of this deferred severance obligation through the issuance of common stock.
Note 3. License Agreements
In August 2003 and as amended in October 2003 and September 2006, we entered into an exclusive worldwide in-license agreement with ProCom One, Inc. (“ProCom”) to develop and commercialize Silenor for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. We have paid $2,500,000 and issued 84,000 shares of common stock with a value of $101,000 at the date of grant to ProCom under the provisions of the license agreement. Payments made prior to the approval of the Silenor NDA by the FDA on March 17, 2010 were expensed as incurred since the underlying technology was considered to be in the research and development phase. Costs related to the licensed intellectual property made after that date have been capitalized and included in intangibles in our condensed balance sheet as of June 30, 2010. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property which we estimate to be approximately 10 years. Revenue-based royalty payments due under the terms of the in-license agreement will be expensed as incurred.

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
Note 4. Commitments and Contingencies
We are a party to a manufacturing supply agreement with a third party supplier under which the supplier is obligated to manufacture commercial quantities of Silenor tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, we are obligated to purchase specified percentages of the total annual commercial requirements of Silenor. The agreement has an initial five-year term beginning upon commencement of the manufacturing services, but the agreement automatically renews for additional twelve-month periods thereafter if it is not affirmatively terminated. The agreement is terminable with written notice at least 18 months prior to the end of the current term. Additionally, we may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.
We are a party to a commercial outsourcing services agreement with a third party service provider, under which the service provider is obligated to provide warehousing, inventory management, distribution, contract administration, and accounts receivable and call center management for Somaxon. Under the terms of the contract, we are required to pay a one-time start up fee and then a monthly management fee totaling $0.5 million, in addition to transaction fees and expenses for specific services. The agreement has an initial three-year term, and automatically renews for additional one-year periods thereafter unless either party provides the other with written notice of termination. We may terminate the agreement any time after the first twelve months, but will be subject to an early termination fee equal to the monthly management fees remaining under the initial term or renewal term.
We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, data analysis, and preparation for the commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination.
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

	Three months ended		Six months ended
	June 30,		June 30,
Composition of share-based compensation:	2010	2009	2010	2009
Included in research and development expense	$209	$886	$760	$1,331
Included in selling, general and administrative expense	1,136	2,107	2,765	3,693

Total share-based compensation expense	$1,345	$2,993	$3,525	$5,024

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
Included in these tables for 2010 is the effect of a further modification of the option agreements with these terminated employees as a result of an extension of the term of their consulting agreements. We recognized $233,000 of share-based compensation expense during 2010 as a result of this modification.
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
Equity
In March 2010, we issued 6,900,000 shares of common stock in a public offering of our stock at $8.25 per share. The net proceeds from the offering, after underwriting discounts and commissions and offering costs, were approximately $52,745,000.
Note 6. Related Party Transaction
Somaxon has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom). The in-license agreement also provided a consulting arrangement for Dr. Neil Kavey, who is the other principal of ProCom. We paid Dr. Kavey a total of $11,000 and $34,000 for the three month period ended June 30, 2010 and 2009, respectively, and $45,000 and $68,000 for the six month period ended June 30, 2010 and 2009, respectively. Payments to Dr. Kavey under that consulting arrangement ended in April 2010.

SOMAXON PHARMACEUTICALS, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 7. Subsequent Events
On July 14, 2010, Somaxon entered into a Professional Detailing Services Agreement with a third party sales organization and a Supplement to the Services Agreement (the “Services Agreement”). Under the Services Agreement, the sales organization will provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, one regional field coordinator and one national business director, all of whom will be employees of the sales organization. Somaxon will recognize the revenue from Silenor product sales generated by the promotional efforts of the sales organization.
In consideration for the sales organization’s services under the Services Agreement, Somaxon agreed to pay the sales organization a portion of the fee for the start-up phase of the engagement upon signing and will pay to the sales organization the remainder of the start-up fee upon completion of the start-up phase. Somaxon will also pay the sales organization a fixed monthly fee, which fee is subject to certain quarterly adjustments based on actual staffing levels. During the term of the Services Agreement, a portion of the sales organization’s management fee will be subject to payment by Somaxon only to the extent that specified performance targets are achieved. The performance targets relate to the initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, Somaxon is obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonus, meeting and travel costs and certain administrative expenses.
The initial term of the Services Agreement is from August 30, 2010 to August 29, 2012. Somaxon may extend the term of the Services Agreement by providing the sales organization with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with the sales organization. Prior to the first anniversary of the deployment of the sales organization’s sales representatives, Somaxon may terminate the Services Agreement upon 90 days written notice and payment to the sales organization of a termination fee in a specified amount. Somaxon may terminate the Services Agreement at any time after the one year anniversary of the deployment of the sales organization’s sales representatives without paying a termination fee. Somaxon may also terminate the Services Agreement by hiring a specified number of sales representatives without paying a termination fee. In addition, either party may terminate the Services Agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the Services Agreement unlawful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2009 and the caption “Risk Factors” in this Form 10-Q for the three month period ended June 30, 2010.
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. On March 18, 2010, the United States Food and Drug Administration, or the FDA, notified us that it had approved our New Drug Application, or NDA, for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. We believe that Silenor is highly differentiated from currently available insomnia treatments, and could have significant advantages in a large and growing insomnia market.
We have undertaken and continue to undertake activities to prepare for the commercial launch of Silenor. During the second quarter of 2010, we commenced the manufacture of Silenor in commercial quantities with our contract manufacturing and packaging partners. We established a business arrangement with a third party logistics firm to provide warehousing, distribution and accounting services for Silenor. We increased the size of our employee team from five at the beginning of the quarter to 24 employees as of June 30, 2010. As of July 28, 2010 we have 33 employees, including 11 employees on our Somaxon sales management team. Additionally, on July 14, 2010, we announced that we entered into an agreement with Publicis Touchpoint Solutions, Inc., or Publicis, pursuant to which Publicis will provide us with 110 specialty sales representatives on a contract basis that will exclusively promote Silenor.
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
Revenues
As a development stage company, we have not generated any revenues to date, and we do not expect to generate any revenues from licensing, achievement of milestones or product sales until we enter into a strategic collaboration or commercialize Silenor.
Inventory
Our inventories are valued at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off.

Intangible Asset
Our intangible asset consists of the costs incurred to in-license our product candidates. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. License fees related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. Determining when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property, requires the use of estimates and subjective judgment.
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
Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the award. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2010 and 2009
License fees. License fees for 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Nalmefene and acamprosate	$—	$(3)	$(3)	100%

Total license fees	$—	$(3)	$(3)	100%

We had no license fees expense in 2010. In June 2009, we terminated our license agreement with the University of Miami effective as of August 2009, resulting in the reversal of an accrual made for amounts earned to date for an immaterial annual payment due pursuant to the terms of the license agreement. No further obligations remain as of the effective date of the termination of the University of Miami license.
Research and Development Expense. Our most significant research and development costs during 2010 were salaries, benefits, and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor.
Research and development expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Silenor development work	$75	$135	$(60)	(44)%
Personnel and other costs	530	465	65	14%
Share-based compensation expense	209	903	(694)	(77)%

Total research and development expense	$814	$1,503	$(689)	(46)%

Research and development expense decreased $0.7 million for 2010 compared to 2009 reflecting a reduction in share-based compensation expense. Share-based compensation for the second quarter of 2009 included the additional cost our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements.
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
Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Our most significant selling, general and administrative expenses during 2010 were salaries, benefits, professional service fees, market preparation activities and share based compensation expense.

Selling, general and administrative expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Marketing, personnel and general costs	$3,766	$2,532	$1,234	49%
Share-based compensation expense	1,136	2,107	(971)	(46)%

Total selling, general and administrative expense	$4,902	$4,639	$263	6%

Selling, general and administrative expense increased $0.3 million for 2010 compared to 2009 due to an increase in spending associated with the planned commercial launch of Silenor. The increased spending on market preparation activities during 2010 was mitigated by a reduction in severance costs and share-based compensation expenses as compared to 2009. Share-based compensation for the second quarter of 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements.
We expect our selling, general and administrative expenses to increase as we add personnel and prepare for the commercial launch of Silenor. We are unable to estimate with certainty our future selling, general and administrative expenses in part because we cannot forecast with any degree of certainty whether Silenor will be subject to future collaborations or other strategic transactions, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our commercialization plans and capital requirements.
Interest and Other Income. Interest and other income for 2010 and 2009 was as follows (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Interest and other income	$7	$2	$5	250%

Interest and other income consist primarily of interest earned on our cash and cash equivalents. The increase in interest and other income as compared to 2009 was primarily due to higher average cash and cash equivalent balances as a result of the funds raised in our March 2010 public offering of common stock.
We expect our interest income to increase since our cash and cash equivalents balances have increased due to capital-raising activities, offset by decreases to the extent our cash and cash equivalents balances decrease from continued operating losses.
Interest and Other (Expense). Interest and other (expense) for 2010 and 2009 was as follows (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Interest and other (expense)	$(12)	$—	$(12)	(100)%

The increase in interest and other (expense) reflects the loss on the disposal of computer equipment.

Comparisons of the Six Months Ended June 30, 2010 and June 30, 2009
License fees. License fees for 2010 and 2009 was as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Nalmefene and acamprosate	$—	$(999)	$(999)	100%

Total license fees	$—	$(999)	$(999)	100%

We had no license fees expense in 2010. In March 2009, we entered into an agreement with BioTie to mutually terminate our license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as a reduction of license fees. In June 2009, we terminated our license agreement with the University of Miami effective as of August 2009. No further obligations remain as of the effective date of the termination of the University of Miami license.
Research and Development Expense. Our most significant research and development costs during 2010 were salaries, benefits and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor, including costs relating to the FDA review process relating to the Silenor NDA and drug development costs pertaining to Silenor.
Research and development expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Silenor development work	$166	$470	$(304)	(65)%
Personnel and other costs	1,001	1,187	(186)	(16)%
Share-based compensation expense	760	1,334	(574)	(43)%

Total research and development expense	$1,927	$2,991	$(1,064)	(36)%

Research and development expense decreased $1.1 million for 2010 compared to 2009 primarily due to lower salary and benefits expense and share-based compensation. Salaries and benefits expense was lower due to a reduction in headcount, which occurred as part of cost reduction measures, and contributed to lower salary and benefit expense. Share-based compensation for 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements. Silenor development expenses also decreased because of the lower level of activity relating to both the NDA and non-clinical studies during 2010 as compared to 2009.
Selling, General and Administrative Expense. Our most significant selling, general and administrative expenses during 2010 were salaries and benefits, professional service fees, market preparation activities and share based compensation expense.
Selling, general and administrative expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Marketing, personnel and general costs	$5,189	$4,761	$428	9%
Share-based compensation expense	2,765	3,693	(928)	(25)%

Total selling, general and administrative expense	$7,954	$8,454	$(500)	(6)%

Selling, general and administrative expense decreased $0.5 million for 2010 compared to 2009 due to lower salary and benefits expense and share-based compensation. Share-based compensation for 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements. This was offset by increased spending on market preparation activities during 2010.

Interest and Other Income. Interest and other income for 2010 and 2009 was as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Interest and other income	$8	$24	$(16)	(67)%

Interest and other income consist primarily of interest earned on our cash and cash equivalents. The decrease in interest and other income was primarily due to lower investment yields earned on our cash and marketable securities compared to last year.
We expect our interest income to increase since our cash and cash equivalents balances have increased due to capital-raising activities, offset by decreases to the extent our cash and cash equivalents balances decrease from continued operating losses.
Interest and Other (Expense). Interest and other (expense) for 2010 and 2009 was as follows (in thousands, except percentages):

	Six Months Ended
	June 30,		Change
	2010	2009	Dollar	Percent
Interest and other (expense)	$(13)	$(259)	$(246)	(95)%

The decrease in interest and other (expense) reflects the repayment of our debt obligations in March 2009.
Liquidity and Capital Resources
We are a development stage company and have not derived any revenues from product sales to date. Since inception, our operations have been financed primarily through the private placement of equity securities, our public offerings and the proceeds from the exercise of warrants and stock options. Through June 30, 2010, we have received net proceeds of approximately $90.0 million from the sale of shares of our preferred stock and net proceeds of $114.4 million through the sale of shares of our common stock, including the exercise of stock options and warrants.
We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we seek to commercialize Silenor and potentially pursue the development of other product candidates. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at June 30, 2010 we had cash and cash equivalents totaling $54.5 million. We may need to obtain additional funds to finance our operations in the future. We intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights or other arrangements. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2010 will be sufficient to fund our operations through at least the third quarter of 2011. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our success in generating cash flows from the commercialization of Silenor;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the costs of establishing or contracting for sales and marketing and other commercial capabilities, if required;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue;
•	the effect of competing technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
We have two effective shelf registration statements on Form S-3 filed with the SEC. These registration statements could allow us to obtain additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3.
Cash Flows
Net cash used in operations was $5.7 million during 2010 compared to $6.1 million in the same period in 2009. The decrease in net cash used in operating activities was primarily due to a decrease in our net loss in 2010 as compared to the prior year. Net cash used in investing activities was $1.1 million for 2010 compared to net cash provided by investing activities of $11.2 million in the same period in 2009. Results for 2010 reflect a $1.0 million milestone payment to ProCom One, Inc. under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor. Results for 2009 reflect proceeds from the sale of marketable securities of $3.1 million and the release of restricted cash of $8.1 million in connection with the repayment of our bank debt. Net cash provided by financing activities was $56.1 million for 2010, compared to net cash used in financing activities of $15.0 million for the same period in 2009. Our 2010 results reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $3.4 million from the exercise of warrants and stock options. Results for 2009 reflect the repayment of $15.0 million of our bank debt.
Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of June 30, 2010 (in thousands):

	Payments Due By Period
		2011	2013
	Remainder	through	through	After
	of 2010	2012	2014	2014	Total
Non-cancellable purchase orders	$1,895	$—	$—	$—	$1,895
Other contractual purchase obligations	50	300	100	—	450
Operating lease obligations	93	91	14	—	198

Total	$2,038	$391	$114	$—	$2,543

We have entered into a license agreement to acquire the rights to develop and commercialize Silenor. Pursuant to this agreement, we obtained exclusive, sub-licenseable rights to the patents and know-how for certain indications. This license agreement required us to pay an upfront payment as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreement until the expiration of the applicable patent. These royalty payments are not included in the table above because we cannot at this time determine when or if the commencement of payment obligations will occur.

We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, and preparation for the commercial launch of Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have employment agreements with each of our current executive officers that provide for severance payments and accelerated vesting for certain share-based awards if their employment with us is terminated under specified circumstances.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first fiscal year beginning on or after June 15, 2010, with early adoption permitted. We are still evaluating the potential future effects of this guidance.
Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; our ability to ensure adequate and continued supply of Silenor to successfully launch commercial sales or meet anticipated market demand; our ability to achieve market acceptance of Silenor; the potential to enter into and the terms of any commercial partnership or other strategic transaction relating to Silenor; our reliance on third parties for certain services; changes in healthcare regulation and reimbursement policies; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; our ability to operate our business without infringing the intellectual property rights of others; estimates of the potential markets for Silenor and our ability to compete in these markets; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; our ability to raise sufficient capital to fund our operations, and the impact of any such financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents at June 30, 2010 consisted primarily of money market funds. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
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
Risks Related to Our Business
We are likely to require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities.
We are a development stage company with no revenues, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at June 30, 2010 we had cash and cash equivalents totaling $54.5 million. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2010 will be sufficient to fund our operations through at least the third quarter of 2011; however, our financial resources may not be adequate through such period due to many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.
The commercial activities we undertake relating to Silenor are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	our success in generating cash flows from the commercialization of Silenor;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the costs of establishing or contracting for and maintaining sales and marketing and other commercial capabilities, if required;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue;
•	the effect of competing technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
Even though U.S. regulatory approval has been obtained for Silenor, the FDA has imposed restrictions on its indicated uses or marketing and imposed ongoing requirements for post-approval studies or other activities. For example, the approved use of Silenor is limited to the treatment of insomnia characterized by sleep maintenance difficulty. In addition, the FDA has required us to implement a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide and a timetable for assessment of its effectiveness. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to the Pediatric Research Equity Act of 2003, and to submit final results of this trial by March 2015. Any issues relating to these restrictions or requirements could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.
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
In addition, all marketing activities associated with Silenor, as well as marketing activities related to any other products that we promote, will be subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that such activities conform to statutory and regulatory requirements. In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payor. If we fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of Silenor or any other product candidate, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, or exclusion of such products from reimbursement under government programs, as well as other regulatory actions.

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
The distribution of pharmaceuticals is also regulated by state regulatory agencies, including the requirement to obtain and maintain distribution permits or licenses in many states. Compliance with these requirements may require the expenditure of substantial resources and could impact the manner and scope of our distribution operations. If we fail to comply with applicable state regulations relating to the distribution of Silenor or any other product we market, we could be subject to criminal prosecution, civil penalties, seizure of products, injunctions, or other regulatory actions.
If our operations relating to Silenor fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters or untitled letters;
•	impose civil or criminal penalties, including fines;
•	suspend regulatory approval;
•	impose requirements to conduct additional clinical, non-clinical or other studies;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products or require a product recall.
Although we are pursuing discussions with other companies to facilitate the commercialization of Silenor, we may be unable to complete a collaboration or other strategic transaction on acceptable terms, or at all.
The commercial success of Silenor will largely depend on gaining access to the highest prescribing physicians of insomnia treatments. In July 2010, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. These representatives will be employees of Publicis but will be hired to our specifications and will be managed by our team of sales management personnel.
We continue to engage in discussions with third parties with the goal of entering into a broader collaboration or other strategic transaction relating to the commercialization of Silenor. Such collaboration or strategic transaction would allow us to utilize greater resources in the commercialization of Silenor than we currently possess. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any such collaboration or other strategic transaction, or that, if completed, any such collaboration or other strategic transaction will be successful or on attractive terms.
Whether or not we have completed any such collaboration or other strategic transaction relating to the commercialization of Silenor, we intend to market and sell the product utilizing our current sales management and our contracted sales force as soon as we have completed our internal preparations relating to the commercialization of Silenor. We anticipate a commercial launch of Silenor in September 2010.
Compared to a commercialization strategy that involves a third party collaborator, the commercialization of Silenor by us could require substantially greater resources on our part and potentially adversely impact the results of a launch of Silenor.

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
We are preparing for the commercialization of Silenor, and we will need to expend significant resources to successfully commercialize Silenor.
We have undertaken and continue to undertake activities to prepare for the anticipated commercial launch of Silenor in September 2010. For example, in July 2010, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. These representatives will be employees of Publicis but will be hired to our specifications and will be managed by our team of Somaxon sales management personnel. We have developed a marketing strategy that will focus on high-prescribing physicians in the U.S. We have limited commercial infrastructure and experience and have not commercialized any products to date.
The commercialization process will require the expenditure by us of substantial financial and other resources. These expenses likely will increase if we are unable to enter into a collaboration or other strategic transaction with a third party that would allow us to utilize greater resources in the commercialization of Silenor than we currently possess. We continue to engage in discussions with third parties with the goal of entering into such a collaboration or other strategic transaction relating to the commercialization of Silenor. The outcome of this process and the structure of any resulting transaction could vary depending on the interest and objectives of the parties. However, we cannot assure you that we will complete any collaboration or other strategic transaction, or that, if completed, any collaboration or other strategic transaction will be successful or on attractive terms.
Whether or not we complete any collaboration or other strategic transaction relating to the commercialization of Silenor, we intend to market and sell the product utilizing our current sales management and our contracted sales force. If broader commercialization resources are not readily available to us, the effectiveness of such activities may be adversely impacted.
We rely on third parties to perform many necessary services for our commercial products, including services related to the sales, storage and distribution of our products.
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. These representatives will be employees of Publicis but will be hired to our specifications and will be managed by our team of sales management personnel. Publicis will also be responsible for providing related services for the sales representatives, including sales force automation, sample accountability and expense reimbursement.
In addition, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We also utilize third parties to perform various other services for us relating to e-detailing, sample processing, and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.
We place substantial reliance on the third-party providers that perform services for us. If these third-party service providers fail to effectively provide services to us, fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to successfully commercialize Silenor would be significantly impaired, or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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
The commercial success of Silenor or any other product candidate which we commercialize will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any approved product will depend on a number of factors, including:
•	the scope and effectiveness of our sales, marketing and distribution resources and strategies, or those of our collaborators, if any;
•	our ability to provide acceptable evidence of safety and efficacy;
•	prevalence and severity of any adverse side effects;
•	limitations or warnings contained in the FDA-approved labeling of Silenor or any other product that we commercialize;
•	pricing and cost effectiveness;
•	relative convenience and ease of administration;
•	availability of alternative treatments, including, in the case of Silenor, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;
•	off-label substitution by chemically similar or equivalent products; and
•	our ability to obtain sufficient third-party coverage or reimbursement.
If Silenor or any other product candidate that we commercialize does not achieve an adequate level of acceptance by physicians, health care payors and patients, or adequate payment and reimbursement levels are not provided, or if those policies increasingly favor generic products, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Silenor or any other product candidate that we commercialize may require significant resources and may never be successful.
Generic pricing plans, such as those implemented by Wal-Mart, CVS, Rite Aid and Walgreens, may affect the market for our products.
In September 2006, Wal-Mart began offering certain generic drugs at $4 per prescription, and various other retailers including CVS, Rite Aid and Walgreens currently offer generic drugs at similar prices. Some retailers have also offered certain generic drugs for free on a limited basis. These and many other retailers have significant market presence, and any decision by them to make generic analogs of our products available at substantially lower prices may have a material adverse effect on the market for our products and our ability to generate revenues from their sale.

We are subject to uncertainty relating to healthcare reform measures, reimbursement policies and regulatory proposals which, if not favorable to Silenor or any other product candidate that we commercialize, could hinder or prevent our commercial success.
Our ability to successfully commercialize Silenor and any other product to which we obtain rights will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
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

Current healthcare reform measures and any future legislative proposals to reform healthcare or reduce government insurance programs may result in lower prices for Silenor and any other product candidate that we commercialize or exclusion of Silenor or any such other product candidate from coverage and reimbursement programs. Either of those could harm our ability to market our products and significantly reduce our revenues from the sale of our products.
In addition, many insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and over-the-counter, or OTC, products through their prescription benefits coverage and reimbursement policies. The availability of generic prescription and OTC products for the treatment of insomnia has created, and will continue to create, a competitive reimbursement environment. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product to the patient. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability.
The competition among pharmaceutical companies to have their products approved for reimbursement also results in downward pricing pressure in the industry and in the markets where our products compete. In some cases, we may discount our products in order to obtain reimbursement coverage, and we may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices for our products. Declines in our average selling prices would also reduce our gross margins.
In addition, managed care organizations are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and costly, and we expect that it could take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all.
In addition, once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.
We may face additional challenges with regard to reimbursement which could affect our ability to successfully launch and commercialize Silenor or any other product candidate that we commercialize, including:
•	the variability of reimbursement rates likely to be caused by the use of miscellaneous drug codes and procedure codes may discourage physicians from providing Silenor or any other product candidate that we commercialize to certain or all patients depending on their insurance coverage;
•	the initial use of “miscellaneous drug codes” for billing Silenor or any other product candidate that we commercialize until such time as specific drug codes are approved could result in slow and/or inaccurate reimbursement and thereby discourage product use;
•	an increase in insurance plans that place more cost liability onto patients may limit patients willingness to pay for Silenor or any other product candidate that we commercialize and thereby discourage uptake; and
•	unforeseen changes in federal health care policy guidelines may negatively impact a physician practice’s willingness to provide novel treatments.
If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic or OTC products, our overall business and financial condition would be adversely affected.

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
Our future reporting and payment obligations under governmental purchasing and rebate programs will be complex and may involve subjective decisions, and any failure to comply with those obligations could subject us to penalties and sanctions, which in turn could have a material adverse effect on our business and financial condition.
As a condition of reimbursement by various federal and state healthcare programs, we will need to calculate and report certain pricing information to federal and state healthcare agencies. The regulations regarding the reporting of such pricing information are complex. Our calculations and methodologies will be subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes to our calculations. In addition, because our calculations and the judgments involved in making these calculations will involve subjective decisions and complex methodologies, these calculations are subject to the risk of errors. Any failure to comply with governmental reporting and payment obligations could result in civil and/or criminal sanctions.
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
In December 2008, NovaDel Pharma, Inc. received approval from the FDA for ZolpiMist, an oral mist formulation of zolpidem, for the short-term treatment of insomnia characterized by difficulties with sleep initiation. In November 2009, NovaDel and ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist in the United States and Canada. ECR Pharmaceuticals announced that it planned to launch the product in the United States in the first half of 2010, but has not yet launched the product.
In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter. In March 2010 Transcept announced a plan to conduct a driving study to assess next day residual effects for Intermezzo, and enrollment began in the late second quarter of 2010. Transcept also stated that if the outcome of this study is positive, it plans to resubmit the Intermezzo NDA in the first quarter of 2011. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awake in the middle of the night and have difficulty falling back asleep. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials of a delayed-release formulation of zaleplon.

Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda plans to conduct additional clinical trials for tasimelteon to treat this disorder and plans to file an NDA with the FDA by the first quarter of 2013.
Merck & Co., Inc. has MK-4305, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia and MK-6096 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for MK-4305 in 2012.
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
Compared to us, many of our potential competitors have substantially greater:
•	capital resources;
•	manufacturing, distribution and sales and marketing resources and experience;
•	research and development resources, including personnel and technology;
•	regulatory experience;
•	experience conducting non-clinical studies and clinical trials, and related resources; and
•	expertise in prosecution of intellectual property rights.
As a result of these factors, our competitors may develop drugs that are more effective and less costly than ours and may be more successful than we are in manufacturing, marketing and selling their products. Our competitors may also obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to successfully commercialize product candidates.
In addition, manufacturing efficiency and selling and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability and limited sales and marketing infrastructure.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.
As of June 30, 2010 we had 24 full-time employees, and as of July 28, 2010 we had 33 full-time employees, including 11 employees on our Somaxon sales management team. Our management and personnel, systems and facilities currently in place may not be adequate to support the growth required to support our commercialization efforts. Our need to effectively manage our operations, growth and various projects requires that we:
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
We will depend on a limited number of wholesaler customers for the retail distribution of Silenor, and if we are unable to secure or lose significant wholesaler customers, our business could be harmed.
Our anticipated customers for our Silenor product will include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. The inability to secure any of these as a wholesaler customer, the loss of them once secured or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
Risks Related to Our Finances and Capital Requirements
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or entering into collaborations or other strategic transactions, may cause dilution to existing stockholders or a reduction in stock price, restrict our operations or require us to relinquish proprietary rights and may be limited by applicable laws and regulations.
Based on our recurring losses, negative cash flows from operations and working capital levels, we may need to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
Because we may need to raise additional capital to fund our business, among other things, we may conduct substantial additional equity offerings. For example, in March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million. In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate net proceeds of $5.7 million. We also have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $93.1 million in any combination of debt securities, common and preferred stock and warrants.
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
Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase 5.1 million shares of our common stock, 2.6 million of which have not been exercised as of June 30, 2010. To the extent that any of these warrants, or any additional warrants that are outstanding or that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, if the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 may be limited to an aggregate of one-third of our public float. As of June 30, 2010, our public float was greater than $75 million.
We have never generated revenues or been profitable and we may not be able to generate revenues sufficient to achieve profitability.
We are a development stage company and have not generated any revenues or been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $9.9 million for the six months ended June 30, 2010, $14.4 million for the year ended December 31, 2009 and $37.2 million for the year ended December 31, 2008. In addition, the report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	the scope and effectiveness of commercialization activities relating to Silenor or any other product candidate that we may commercialize, alone or with a collaborator;
•	commercialization activities of our competitors;
•	our entering into collaborations;
•	any intellectual property infringement lawsuit in which we may become involved;
•	our addition or termination of development programs or funding support;
•	variations in the level of expenses related to development of any product candidate that we develop;
•	non-cash charges which we incur, including relating to share-based compensation; and
•	regulatory developments.
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
Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2009, we had generated federal net operating loss carryforwards of approximately $143.9 million and state net operating loss carryforwards of approximately $141.0 million, the majority of which were generated in California. As of December 31, 2009, we had generated federal research and development tax credits of $4.3 million and California research and development tax credits of $2.0 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carryforward period and begin to expire in 2013. California research and development tax credits have no expiration.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards will be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of March 31, 2010 as a result of various stock issuances used to finance our development activities. This ownership change resulted in limitations on the utilization of our tax attributes, including our net operating loss carryforwards and tax credits. A portion of the remaining net operating losses limited by Section 382 becomes available for use each year.
If additional changes in ownership occur as a result of future financing events, then additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted.
Risks Relating to Securities Markets and Investment in Our Stock
There may not be a viable public market for our common stock, and market volatility may affect our stock price and the value of your investment.
Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through June 30, 2010, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	variations in our quarterly operating results;
•	events affecting our existing in-license agreements and any future collaborations or other strategic transactions, commercial agreements and grants;
•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
•	regulatory approval or other changes in the regulatory status of our products or product candidates;
•	decreased coverage and changes in securities analysts’ estimates of our financial performance;
•	regulatory developments in the United States and foreign countries;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	announcements concerning other financing activities;
•	additions or departures of key personnel; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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
As of July 28, 2010, our executive officers, directors and holders of 5 percent or more of our outstanding common stock beneficially owned approximately 39.8% of our common stock. As a result, these stockholders, acting together, would be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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

We are also subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 22, 2010, we issued 851,062 shares of our common stock to two of our warrant holders in connection with the exercise of their outstanding warrants. We received gross proceeds of approximately $983,000 upon exercise of these warrants. The issuance of shares of our common stock upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of such Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of the Registrant’s Common Stock Certificate

4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank

4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation

4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited

4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

10.1	#(7)	Somaxon Pharmaceuticals, Inc. 2010 Incentive Plan dated April 1, 2010

10.2	#(8)	Employment Agreement dated April 12, 2010 between the Company and Tran B. Nguyen

10.3	(9)	Lease Agreement between the Company and PRII Gateway Torrey Hills LLC dated as of April 22, 2010

31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on April 7, 2010

(8)	Filed with Registrant’s Current Report on Form 8-K on April 14, 2010

(9)	Filed with Registrant’s Current Report on Form 8-K on April 28, 2010.

#	Indicates management contract or compensatory plan.

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

SOMAXON PHARMACEUTICALS, INC.
Dated: August 12, 2010	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2010	/s/ Tran B. Nguyen
Tran B. Nguyen
Vice President and Chief Financial Officer (Principal Financial Officer)