Form 10-Q
period 2010-09-30
Somaxon Pharmaceuticals, Inc.
filed 2010-11-10
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 29, 2010 was 35,419,990.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOMAXON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$20,380	$5,165
Short-term investments	21,117	—
Accounts receivable, net	5,152	—
Inventory	1,000	—
Other current assets	3,499	409

Total current assets	51,148	5,574
Property and equipment, net	933	777
Intangibles, net	1,092	—
Other assets	—	60

Total assets	$53,173	$6,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,539	$355
Accrued liabilities	2,483	1,815
Deferred revenue	4,437	—

Total current liabilities	9,459	2,170

Commitments and contingencies (See Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 35,419 and 25,248 shares outstanding at September 30, 2010 and December 31, 2009, respectively	244,538	182,280
Accumulated deficit	(200,825)	(178,039)
Accumulated other comprehensive income	1	—

Total stockholders’ equity	43,714	4,241

Total liabilities and stockholders’ equity	$53,173	$6,411

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Net product sales	$38	$—	$38	$—

Operating expenses
Cost of sales	3	—	3	—
License fees	—	—	—	(999)
Research and development	1,014	506	2,941	3,497
Selling, general and administrative	11,923	1,339	19,877	9,793

Net operating costs and expenses	12,940	1,845	22,821	12,291

Loss from operations	(12,902)	(1,845)	(22,783)	(12,291)
Interest and other income	2	2	10	26
Interest and other (expense)	—	—	(13)	(259)

Net loss	$(12,900)	$(1,843)	$(22,786)	$(12,524)

Basic and diluted net loss per share	$(0.37)	$(0.08)	$(0.71)	$(0.63)
Shares used to calculate net loss per share	35,217	23,122	31,905	19,923
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(22,786)	$(12,524)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based expense	5,294	5,605
Depreciation and amortization	315	79
Amortization of investment discount or premium	39	(36)
Loss on disposal of equipment	13	1
Changes in operating assets and liabilities:
Accounts receivable	(5,152)	—
Inventory	(1,000)	—
Other current and non-current assets	(2,920)	(123)
Accounts payable	2,184	(893)
Accrued liabilities	1,528	123
Deferred revenue	4,437	—

Net cash used in operating activities	(18,048)	(7,768)

Cash flows from investing activities
Purchases of property and equipment	(467)	(74)
Payments for technology rights	(1,000)	—
Payments for technology development costs	(109)	—
Purchases of marketable securities	(22,265)	(2,505)
Sales and maturities of marketable securities	1,000	3,134
Restricted cash	—	8,100

Net cash (used in) provided by investing activities	(22,841)	8,655

Cash flows from financing activities
Issuance of common stock and warrants, net of costs	52,745	5,732
Repayment of debt	—	(15,000)
Exercise of warrants	1,474	—
Exercise of stock options	1,929	122
Purchase of treasury stock	(44)	—

Net cash provided by (used in) financing activities	56,104	(9,146)

Increase (decrease) in cash and cash equivalents	15,215	(8,259)
Cash and cash equivalents at beginning of the period	5,165	11,185

Cash and cash equivalents at end of the period	$20,380	$2,926

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$860	$—
Warrants related to Loan Agreement	—	44
Supplemental cash flow information
Cash paid for interest	$—	$984
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Common Stock and			Accumulated
	Additional Paid-in			Other
	Capital		Deficit	Comprehensive
	Shares	Amount	Accumulated	Income	Total
Balance at December 31, 2009	25,248	$182,280	$(178,039)	$—	$4,241
Net loss	—	—	(22,786)	—	(22,786)
Unrealized gains in available-for-sale securities	—	—	—	1	1

Comprehensive loss	—	—	—	—	(22,785)
Issue common stock at $8.25 per share, net of issuance costs of $4,180	6,900	52,745	—	—	52,745
Issue common stock to settle severance obligations	111	860	—	—	860
Exercise of warrants for cash	1,278	1,474	—	—	1,474
Net share settlement of warrants	330	—	—	—	—
Exercise of stock options	1,424	1,929	—	—	1,929
Issue common stock pursuant to vesting of restricted stock units	139	—	—	—	—
Restricted stock repurchased at $3.94 per share in March	(11)	(44)	—	—	(44)
Share-based compensation related to employee awards	—	5,294	—	—	5,294

Balance at September 30, 2010	35,419	$244,538	$(200,825)	$1	$43,714

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we” or “our”), is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. Somaxon is a Delaware corporation founded on August 14, 2003 upon in-licensing its first product candidate, Silenor® (doxepin) for the treatment of insomnia. On March 18, 2010, the U.S. Food and Drug Administration (the “FDA”) notified us that it had approved our New Drug Application (“NDA”) for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulties with sleep maintenance. Silenor was commercially launched in the United States in September 2010. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.
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
Capital Resources
Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since the inception of the Company, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercialization efforts for Silenor and potentially pursue the development of other product candidates. As a result, we may need to obtain additional funds to finance our operations in the future. We intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all of our rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose.
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

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Revenue Recognition
We recognize product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of September 30, 2010, we have not received any returns.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the three and nine months ended September 30, 2010, we recognized product revenue of $38,000, which was net of estimated product sales discounts and allowances. At September 30, 2010, we had a deferred revenue balance of $4.4 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.4 million as of September 30, 2010.
Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology and provide a basis for estimating future product returns on sales to customers at the time of product shipment, we are tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel.
Product Sales Discounts and Allowances
We record product sales discounts and allowances at the time of sale and report revenue net of such amounts in the same period that product sales are recorded. In determining the amount of product sales discounts and allowances, we must make significant judgments and estimates. If actual results vary from our estimates, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales discounts and allowances and the specific considerations we use in estimating these amounts include:
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We recorded the discount as an allowance against accounts receivable and a reduction of revenue. At September 30, 2010 and December 31, 2009, the allowance for prompt pay discounts was $105,000 and $0, respectively.
Product Launch Discounts. For a limited time that ended September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. We recorded the discount as an allowance against accounts receivable and a reduction of revenue based on orders placed. At September 30, 2010 and December 31, 2009, the allowance for product launch discounts was $294,000 and $0, respectively.
Stocking Allowances. For a limited time that ended September 30, 2010, we offered discounts on the first order made by wholesale distributors and retail pharmacies. We accrued the discount based on orders placed and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for stocking allowances was $85,000 and $0, respectively.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Patient Discount Programs. We offer discount card programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We estimate the total amount that will be redeemed based on the dollar amount of the discount, the timing and quantity of distribution and historical redemption rates. We accrued the discount and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for patient discount programs was $192,000 and $0, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrued for the fees based on contractually defined terms with each wholesaler and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for distribution service fees was $383,000 and $0, respectively.
Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor as well as royalties associated with our license agreement with ProCom One, Inc. (“ProCom”).
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At September 30, 2010, our cash and cash equivalents consisted primarily of money market funds and available-for-sale securities that have an original maturity date of three months or less. All of our cash equivalents have liquid markets and high credit ratings.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments, and investments with a maturity of three months or less from date of purchase are classified as cash equivalents. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the three and nine months ended September 30, 2010.
Concentration of Credit Risk, Significant Customers and Sources of Supply
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We maintain accounts in federally insured financial institutions in excess of federally insured limits. We also maintain investments in money market funds and similar short-term investments that are not federally insured. However, management believes we are not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, we have established guidelines regarding the diversification of our investments and their maturities that are designed to maintain safety and liquidity.
We sell our product primarily to established wholesale distributors in the pharmaceutical industry through one wholesale distributor. All of the accounts receivable balance as of September 30, 2010 represents amounts due from this one wholesale distributor. Credit is extended based on an evaluation of the customer’s financial condition. We evaluate the collectability of our accounts receivable based on a variety of factors, including the length of time the receivables are past due and the financial health of the customer, and we will use historical experience in the future. Based upon the review of these factors, we did not record an allowance for doubtful accounts at September 30, 2010.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.
Inventory
Our inventories are valued at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record a reserve for expired inventory as of September 30, 2010.
Intangible Assets
Our intangible assets consist of the costs incurred to in-license our product candidate and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. License fees related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property, commencing with the commercial launch of the related product. Licenses fees began being amortized upon the commercial launch of Silenor in August 2010 and are being amortized over the expected life of the intellectual property, which we estimate to be approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service.
The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the three and nine months ended September 30, 2010.
Share-Based Compensation Expense
Share-based expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the options. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vest upon achieving certain performance conditions, generally pertaining to the commercial launch of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance conditions are determined to be probable of occurring through the time the applicable condition are met. If a performance condition is not considered probable of being achieved, no expense is recognized until such time the performance condition is considered probable of being met.

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
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(12,900)	$(1,843)	$(22,786)	$(12,524)

Denominator:
Weighted average common shares outstanding	35,217	23,242	31,934	20,052
Weighted average unvested common shares subject to repurchase	—	(120)	(29)	(129)

Denominator	35,217	23,122	31,905	19,923

Basic and diluted net loss per share	$(0.37)	$(0.08)	$(0.71)	$(0.63)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	3,718	5,477	3,503	4,670
Weighted average restricted stock units outstanding	733	1,289	775	1,161
Weighted average warrants outstanding	2,619	5,318	3,232	2,131
Weighted average unvested common shares subject to repurchase	—	120	29	129

Total weighted average anti-dilutive securities not included in diluted net loss per share	7,070	12,204	7,539	8,091

Income Taxes
We are subject to taxation in each of the jurisdictions in which we operate. We are not currently under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. Our accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense; however, no interest or penalties have been accrued as of September 30, 2010. We had unrecognized tax benefits of approximately $910,000 at December 31, 2009. It is expected that the amount of unrecognized tax benefits may change over the course of the year; however, because our deferred tax assets are fully reserved, we do not expect the change to have a significant impact on our results of operations, cash flows or financial position.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
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
Note 2. Fair Value of Financial Instruments
Cash and investment holdings, accounts receivable, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. The fair value of our investment holdings at September 30, 2010 is summarized in the following table (in thousands):

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Money market funds	$3	$3	$—	$—
Commercial paper	16,318	—	16,318	—
U.S. government agency securities	23,242	—	23,242	—

Total	$39,563	$3	$39,560	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the condensed consolidated balance sheets. The carrying value of short-term investments consisted of the following as of September 30, 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$16,318	$—	$—	$16,318
U.S. government agency securities	23,241	1	—	23,242

Total	$39,559	$1	$—	$39,560

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $18.4 million as of September 30, 2010. As of December 31, 2009, the Company did not hold any available-for-sale marketable securities.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Note 3. Composition of Certain Balance Sheet Items
Accounts Receivable
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accounts receivable for product sales, gross	$5,551	$—
Allowances for discounts	(399)	—

Total accounts receivable	$5,152	$—

Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$45	$—
Work in process	252	—
Finished goods inventory held by the Company	342	—
Finished goods inventory held by others	361	—

Total inventory	$1,000	$—

Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Deposits and other prepaid expenses	$1,239	$352
Prepaid sales and marketing expenses	1,714	—
Receivable due from collaboration partner for shared expenses	410	—
Interest receivable	114	—
Other current assets	22	57

Total other current assets	$3,499	$409

Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Tooling	$844	$23
Computer equipment	471	147
Furniture and equipment	66	58
Construction in progress	—	749

Property and equipment, at cost	1,381	977
Less: accumulated depreciation	(448)	(200)

Property and equipment, net	$933	$777

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Depreciation expense was $199,000 and $1,000 for the three month periods ended September 30, 2010 and 2009, respectively. Depreciation expense was $298,000 and $79,000 for the nine month periods ended September 30, 2010 and 2009, respectively. Computer equipment with a carrying value of $12,000 was disposed of during the nine months ended September 30, 2010.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
License fees	$1,000	$—
Technology development costs relating to websites	109	—
Less: accumulated amortization	(17)	—

Total intangible assets, net	$1,092	$—

Amortization expense for license fees was $17,000 and $0 for the three and nine month periods ended September 30, 2010 and 2009, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued severance	$401	$1,659
Accrued product discounts and allowances	660	—
Accrued fixed fee and royalties	412	—
Other accrued compensation and benefits	1,010	156

Total accrued liabilities	$2,483	$1,815

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
Note 4. License Agreements
In August 2003 and as amended in October 2003, September 2006 and September 2010, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property made after approval of the Silenor NDA by the FDA on March 17, 2010 have been capitalized and included in intangibles in our condensed balance sheet as of September 30, 2010. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property which we estimate to be approximately 10 years. Royalty payments due under the terms of the in-license agreement are recorded in accrued liabilities as of September 30, 2010. The royalty payments will be recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
In October 2006, we entered into a supply agreement pertaining to a certain ingredient used in the formulation for Silenor. In August 2008, this supply agreement was amended to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, we are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not been issued in such country.
Note 5. Commitments and Contingencies
We are a party to a manufacturing supply agreement with a third party supplier under which the supplier is obligated to manufacture commercial quantities of Silenor tablets. Under the terms of the contract, Somaxon is not obligated to purchase a minimum quantity; however, we are obligated to purchase specified percentages of our total annual commercial requirements of Silenor. The agreement has an initial five-year term beginning upon commencement of the manufacturing services, and automatically renews for additional twelve-month periods thereafter if it is not affirmatively terminated. The agreement is terminable with written notice at least 18 months prior to the end of the current term. Additionally, we may terminate the agreement with twelve months notice in connection with a partnering, collaboration, sublicensing, acquisition, or similar event. The agreement is also subject to termination in the event of material breach of contract, bankruptcy, or government action inhibiting the use of the product candidate.
We are a party to a commercial outsourcing services agreement with a third party service provider, under which the service provider is obligated to provide warehousing, inventory management, distribution, contract administration, and accounts receivable and call center management for Somaxon. Under the terms of the contract, we were required to pay a one-time start up fee, and we are required to pay a monthly management fee, in addition to transaction fees and expenses for specific services. The agreement has an initial three-year term, and automatically renews for additional one-year periods thereafter unless either party provides the other with written notice of termination. We may terminate the agreement any time after the first twelve months, but will be subject to an early termination fee equal to the monthly management fees remaining under the initial or renewal term.
In July 2010, we entered into a professional detailing services agreement with Publicis Touchpoint Solutions, Inc. (“Publicis”), under which Publicis will provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, one regional field coordinator and one national business director, all of whom will be employees of Publicis. We will recognize the revenue from Silenor product sales generated by the promotional efforts of the sales organization. Under the terms of the agreement, we were required to pay a one-time start up fee, and we are required to pay a fixed monthly fee, which is subject to certain quarterly adjustments based on actual staffing and spending levels. During the term of the agreement, a portion of Publicis’ management fee will be subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we are obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonuses, meeting and travel costs and certain administrative expenses.
The services agreement has an initial two-year term, and may be extended by the Company by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we may terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We may terminate the services agreement upon 90 days written notice after the one year anniversary of the deployment of Publicis’ sales representatives without paying a termination fee. We may also terminate the services agreement without paying a termination fee by hiring a specified number of sales representatives. In addition, either party may terminate the services agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the services agreement unlawful. If termination occurs during the initial two-year term, the Company assumes financial responsibility for the remaining lease payments for the sales representatives’ vehicles which have a two-year lease term.

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
In August 2010, we entered into a co-promotion agreement with The Procter & Gamble Distributing Company LLC (“Procter & Gamble”), under which Proctor & Gamble will provide sales support to promote Silenor in the U.S. through its team of full-time sales representatives. Beginning in January 2011, Proctor & Gamble will also provide certain managed care support services. We will recognize the revenue from Silenor product sales generated by the promotional efforts of Proctor & Gamble. Under the terms of the agreement, we are required to pay Proctor & Gamble a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees are recognized as a sales, general, and administrative expense and are recorded in accrued liabilities as of September 30, 2010.
The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of training, maintaining and operating its own sales force, and the Company is responsible for all other costs pertaining to the commercialization of Silenor.
The term of the agreement is from August 2010 through December 2012, and the Company will pay Proctor & Gamble a reduced royalty fee based on U.S. net sales of Silenor for one year after the expiration of the agreement or its earlier termination under certain circumstances. Beginning as of June 30, 2012, the parties will discuss in good faith the continuation of the collaboration upon mutually-agreed terms and conditions. The Company may terminate the agreement upon 90 days written notice if Proctor & Gamble fails to provide at least 75% of its minimum detailing obligations. Beginning October 1, 2011, Proctor & Gamble may cure such shortfall for a calendar quarter one time each calendar year during the calendar quarter immediately following such shortfall. Either party may terminate the agreement upon 90 days written notice to the other party, although no such termination may be effective prior to December 31, 2011. Proctor & Gamble may terminate the agreement if Silenor is withdrawn from the market for longer than three months as the result of a legal requirement or 30 days after the end of a calendar quarter in which the market share for Silenor is less than 75% of the Silenor market share immediately prior to the loss of Silenor’s market exclusivity in the U.S. In addition, either party may terminate the agreement upon a large scale recall or withdrawal of Silenor from the U.S. resulting from a significant safety risk that is not due to tampering, a remediable manufacturing problem or other defect that can be cured after such risk is discovered. Either party may also terminate the agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or a force majeure event that lasts for at least six months.
We have contracted with various consultants, drug manufacturers, and other vendors to assist in clinical trial work, data analysis, and commercialization activities for Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination.
We have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment is terminated under specified circumstances.
Note 6. Share-based Compensation and Equity
Share-based Compensation Expense
Somaxon has restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award, while share-based expense for consultants is based on the fair value of the award at the time the award vests. The following table summarizes non-cash compensation expense (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
Composition of share-based compensation:	2010	2009	2010	2009
Included in research and development expense	$288	$96	$1,047	$1,430
Included in selling, general and administrative expense	1,482	481	4,247	4,175

Total share-based compensation expense	$1,770	$577	$5,294	$5,605

SOMAXON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
Included in these tables for 2009 is the effect of the termination of employment for certain individuals which created an acceleration of share-based compensation expense. Upon separation, each of the employees entered into a consulting arrangement with us which provided for continued vesting in share-based awards through the expiration of the consulting agreement. The consulting agreements were not considered substantive for accounting purposes because additional service was not required to be rendered by the consultants in order to continue vesting in their share-based awards. Also, upon separation, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, we recognized $2,370,000 of share-based compensation expense during 2009 on the dates of termination. Included in these tables for 2010 is the effect of a further modification of the option agreements with these terminated employees as a result of an extension of the term of their consulting agreements. We recognized $233,000 of share-based compensation expense during 2010 as a result of this modification.
Certain of our share-based awards will vest upon the achievement of performance conditions. Compensation expense for share-based awards granted to employees and directors is recognized based on the grant date fair value for the portion of the awards for which performance conditions are considered probable of being achieved. Such expense is recorded over the period the performance condition is expected to be performed. No expense is recognized for awards with performance conditions that are considered improbable of being achieved. On March 18, 2010, the FDA notified us that it approved our NDA for Silenor 3 mg and 6 mg tablets. FDA approval of the Silenor NDA caused 105,000 shares of restricted stock to vest, 129,000 RSUs to vest, and 275,000 stock options to vest. The Company recognized an aggregate of $1,384,000 of share-based compensation expense during the first quarter of 2010 from the vesting of these awards.
On December 1, 2010, an additional 599,000 RSUs held by directors and executive officers will vest. A substantial portion of the shares of common stock underlying such RSUs will be sold in connection with such vesting pursuant to 10b5-1 plans.
Equity
In March 2010, we issued 6,900,000 shares of common stock in a public offering of our stock at $8.25 per share. The net proceeds from the offering, after underwriting discounts and commissions and offering costs, were approximately $52,745,000.
Note 7. Related Party Transaction
Somaxon has in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom). The in-license agreement also provided a consulting arrangement for Dr. Neil Kavey, who is the other principal of ProCom. We paid Dr. Kavey a total of $0 and $34,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $45,000 and $101,000 for the nine month periods ended September 30, 2010 and 2009, respectively. Payments to Dr. Kavey under that consulting arrangement ended in April 2010.
Note 8. Subsequent Event
On November 3, 2010, Somaxon received a notice from each of Actavis Elizabeth LLC (“Actavis”) and Mylan Pharmaceuticals Inc. (“Mylan”) that each has filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic version of Silenor 3 mg and 6 mg tablets. The notices each included a “paragraph IV certification” with respect to seven of the eight patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
Somaxon is currently reviewing the details of the notices. Under the Hatch-Waxman Act, if Somaxon initiates a patent infringement suit asserting infringement of any of the patents identified in a paragraph IV notice within 45 days after its receipt of such notice, the FDA shall not approve the ANDA until the earlier of 30 months, or a decision that all of such patents are not infringed or invalid, unless either party to the action failed to cooperate reasonably to expedite the infringement action.
Somaxon intends to vigorously enforce its intellectual property rights relating to Silenor, but cannot predict the outcome of this matter. Silenor is protected by eight patents covering approved methods of use of the product and its formulation, all of which are listed in the Orange Book.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2009 and the caption “Risk Factors” in this Form 10-Q for the three month period ended September 30, 2010.
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates for the treatment of diseases and disorders in the central nervous system therapeutic area. In March 2010, the United States Food and Drug Administration, or the FDA, approved our New Drug Application, or NDA, for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.
Since approval, we have undertaken activities to commercialize Silenor. We have increased our employee team from 5 to 37 employees as of September 30, 2010, including ten sales managers. During the third quarter of 2010, we entered into a services agreement and co-promotion agreement with third parties to provide sales support to promote Silenor. Specifically, in August 2010, we entered into a co-promotion agreement with Procter & Gamble, under which its sales representatives will provide a minimum number of primary details to certain healthcare professionals and a minimum number of calls to pharmacists promoting Silenor. In addition, in July 2010, we retained Publicis Touchpoint Solutions, Inc., or Publicis, to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. As a result, Silenor is now supported by approximately 215 field sales representatives who promote Silenor in the primary detail position. We have also entered into distribution agreements with various third party wholesale distributors.
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
Revenue Recognition
We recognize revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of September 30, 2010, we have not received any returns.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we will defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the three and nine months ended September 30, 2010, we recognized product revenue of $38,000, which was net of estimated product sales discounts and allowances. At September 30, 2010, we had a deferred revenue balance of $4.4 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.4 million as of September 30, 2010.
Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology and provide a basis for estimating future product returns on sales to customers at the time of product shipment, we are tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel.
Product Sales Discounts and Allowances
We record product sales discounts and allowances at the time of sale and report revenue net of such amounts in the same period that product sales are recorded. In determining the amount of product sales discounts and allowances, we must make significant judgments and estimates. If actual results vary from our estimates, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales discounts and allowances and the specific considerations we use in estimating these amounts include:
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We recorded the discount as an allowance against accounts receivable and a reduction of revenue. At September 30, 2010 and December 31, 2009, the allowance for prompt pay discounts was $105,000 and $0, respectively.
Product Launch Discounts. For a limited time that ended September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. We recorded the discount as an allowance against accounts receivable and a reduction of revenue based on orders placed. At September 30, 2010 and December 31, 2009, the allowance for product launch discounts was $294,000 and $0, respectively.
Stocking Allowances. For a limited time that ended September 30, 2010, we offered discounts on the first order made by wholesale distributors and retail pharmacies. We accrued the discount based on orders placed and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for stocking allowances was $85,000 and $0, respectively.
Patient Discount Programs. We offer discount card programs to patients who are prescribed Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We estimate the total amount that will be redeemed based on the dollar amount of the discount, the timing and quantity of distribution and historical redemption rates. We accrued the discount and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for patient discount programs was $192,000 and $0, respectively.
Distribution Service Fees. We pay distribution service fees to each wholesaler for distribution and inventory management services. We accrued for the fees based on contractually defined terms with each wholesaler and recognized a reduction of revenue. At September 30, 2010 and December 31, 2009, the accrual for distribution service fees was $383,000 and $0, respectively.

The following table summarizes the activity for the three months ended September 30, 2010 associated with product sales discounts and allowances:

Total
Accrued
Sales
	Prompt	Product		Patient		Discounts
	Pay	Launch	Stocking	Discount	Distribution	and
	Discounts	Discounts	Allowances	Fees	Service Fees	Allowances
Balance at December 31, 2009	$—	$—	$—	$—	$—	$—
Provision made for sales during period	105	294	85	192	383	1,059
Payments	—	—	—	—	—	—

Balance at September 30, 2010	$105	$294	$85	$192	$383	$1,059

Cost of Sales
Cost of sales include the costs to manufacture, package, and ship Silenor as well as royalties associated with our license agreement with ProCom One, Inc., or ProCom.
Inventory
Our inventories are valued at the lower of cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off.
Capitalized License Fees
License fees related to our intellectual property are capitalized once technological feasibility has been established. Costs incurred to in-license our product candidates subsequent to FDA approval of our NDA for Silenor have been capitalized and recorded as an intangible asset. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property commencing with the commercial launch of the related product. Determining when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property, requires the use of estimates and subjective judgment.
Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.
We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vest upon achieving certain performance conditions, generally pertaining to the commercial launch of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition are determined to be probable of occurring through the time the applicable condition are met. If a performance condition is not considered probable of being achieved, no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved.

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
Results of Operations
Comparisons of the Three Months Ended September 30, 2010 and 2009
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue because the right of return no longer exists as the product has been dispensed through prescriptions. Net product sales are recorded less estimated discounts and allowances as further described above under “—Critical Accounting Policies”. Net product sales for 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Gross product sales	$47	$—	$47	N/A
Discounts and allowances	(9)	—	(9)	N/A

Total net product sales	$38	$—	$38	N/A

We recognized net product sales of $38,000 for 2010 for product sales representing product dispensed through prescriptions which we estimated using an analysis of third-party information. We had no product sales in 2009 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, stocking incentives, patient discount programs and distribution service fees totaled $9,000 for 2010, compared to $0 in the same period in 2009. As a percentage of gross sales, the reductions were 19.1% for 2010.
Cost of Sales. Cost of sales include the costs to manufacture, package, and ship Silenor as well as royalties associated with our license agreement. Cost of sales for 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Cost of sales	$3	$—	$3	N/A

We recognized cost of sales of $3,000 for 2010 for product sales representing product dispensed through prescriptions which we estimated using an analysis of third-party information. We had no cost of sales in 2009 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $35,000 for 2010. Expressed as a percentage of net product sales, gross margin was 92.1% in 2010.
Research and Development Expense. Our most significant research and development costs, or R&D, during 2010 were salaries, benefits, and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor.

Research and development expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Personnel and other costs	$524	$297	$227	76%
Share-based compensation expense	288	96	192	200%
Silenor development work	$202	$113	$89	79%

Total research and development expense	$1,014	$506	$508	100%

Research and development expense was $1.0 million for 2010 compared with $0.5 million for the comparable period in 2009. This increase is primarily due to an increase in share-based compensation and other personnel costs due to an increase in headcount, as well as the costs associated with process validation for the packaging of Silenor.
Selling, General and Administrative Expense. Our selling, general and administrative, or SG&A, expense consists primarily of salaries, benefits, share-based compensation expense, advertising, market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Our most significant selling, general and administrative expenses during 2010 were salaries, benefits, professional service fees, market preparation activities and share based compensation expense. Selling, general and administrative expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Marketing, personnel and general costs	$10,442	$858	$9,584	1,117%
Share-based compensation expense	1,481	481	1,000	208%

Total selling, general and administrative expense	$11,923	$1,339	$10,584	790%

Selling and marketing expenses totaled $8.6 million and $0.2 million for 2010 and the comparable period in 2009, respectively. The increase of $8.4 million was due to the costs associated with the commercial launch of Silenor. Launch costs included the training and deployment of Somaxon’s sales representatives, sample and sample distribution expenses, other consulting costs, and promotional spending costs.
General and administrative expenses totaled $3.3 million and $1.1 million for 2010 and 2009, respectively. The increase of $2.2 million was due to an increase in salary and personnel-related expenses due to an increase in overall headcount and share-based compensation expense due to vesting of performance based equity awards associated with the execution of the co-promotion agreement with Procter & Gamble.
We expect our SG&A expenses to remain a significant component of our operating expenses in the future. We are unable to estimate with certainty our future SG&A expenses in part because we cannot forecast future operating results relating to Silenor, whether we will enter into future collaborations or other strategic transactions relating to Silenor or other commercial products, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our plans and capital requirements. In connection with anticipated patent litigation proceedings relating to the paragraph IV certifications we received in November 2010 related to two Abbreviated New Drug Application, or ANDA, filings, we expect that our SG&A expenses will increase.

Comparisons of the Nine Months Ended September 30, 2010 and September 30, 2009
Product Sales. Net product sales for 2010 and 2009 were as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Gross product sales	$47	$—	$47	N/A
Discounts and allowances	(9)	—	(9)	N/A

Total net product sales	$38	$—	$38	N/A

We recognized net product sales of $38,000 for 2010 for product sales representing product dispensed through prescriptions which we estimated using an analysis of third-party information. We had no product sales in 2009 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, stocking incentives, patient discount programs and distribution service fees totaled $9,000 for 2010, compared to $0 in the same period in 2009. As a percentage of gross sales, the reductions were 19.1% for 2010.
Cost of Sales. Cost of sales for 2010 and 2009 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Cost of sales	$3	$—	$3	N/A

Total cost of sales	$3	$—	$3	N/A

We recognized cost of sales of $3,000 for 2010 for product sales representing product dispensed through prescriptions which we estimated using an analysis of third-party information. We had no cost of sales in 2009 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $35,000 for 2010. Expressed as a percentage of net product sales, gross margin was 92.1% in 2010.
License fees. We had no license fees expense in 2010. In March 2009, we entered into an agreement with BioTie to mutually terminate our license for nalmefene. Pursuant to the termination agreement, BioTie paid us a $1.0 million termination fee which we included as a reduction of license fees for the nine months ended September 30, 2009. In June 2009, we terminated our license agreement with the University of Miami effective as of August 2009. No further obligations remain as of the effective date of the termination of the University of Miami license.
Research and Development Expense. Research and development expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Silenor development work	$368	$583	$(215)	(37)%
Personnel and other costs	1,526	1,484	42	3%
Share-based compensation expense	1,047	1,430	(383)	(27)%

Total research and development expense	$2,941	$3,497	$(556)	(16)%

Research and development expense decreased $0.6 million for 2010 compared to the same period in 2009 primarily due to lower development expenses and share-based compensation expense. Share-based compensation for 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements. Silenor development expenses also decreased because of the lower level of activity relating to both the NDA and non-clinical studies during 2010 as compared to the same period in 2009.

Selling, General and Administrative Expense. Selling, general and administrative expense for 2010 and 2009 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Marketing, personnel and general costs	$15,630	$5,619	$10,011	178%
Share-based compensation expense	4,247	4,174	73	2%

Total selling, general and administrative expense	$19,877	$9,793	$10,084	103%

Selling and marketing expenses totaled $11.6 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase of $10.3 million was due to the costs associated with the commercial launch of Silenor. Launch costs included the training and deployment of Somaxon’s sales representatives, sample and sample distribution, and other promotional spending and consulting costs.
General and administrative expenses totaled $8.3 million and $8.5 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $0.2 million was due to lower share-based compensation expense, offset by an increase in salary and benefits expense due to an increase in overall headcount in 2010. Share-based compensation expense for 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements.
Interest and Other (Expense). Interest and other (expense) for 2010 and 2009 was as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollar	Percent
Interest and other (expense)	$(13)	$(259)	$246	(95)%

The decrease in interest and other (expense) reflects the repayment of our debt obligations in March 2009.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the sales of equity securities and the proceeds from the exercise of warrants and stock options. Through September 30, 2010, we have received net proceeds of approximately $90.0 million from the sale of shares of our preferred stock and net proceeds of $114.4 million through the sale of shares of our common stock, including the exercise of stock options and warrants.
We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercialization efforts for Silenor and potentially pursue the development of other product candidates. We cannot be certain if, when, or to what extent we will receive cash inflows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at September 30, 2010 we had cash, cash equivalents, and short-term investments totaling $41.5 million. We may need to obtain additional funds to finance our operations in the future. We intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights or other arrangements. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2010 will be sufficient to fund our operations through at least the third quarter of 2011. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner Procter & Gamble;
•	the costs of establishing or contracting for commercial programs and resources;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
We have invested a substantial portion of our available cash in marketable securities and money market funds. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. All of our investments in marketable securities and money market funds continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired.
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
Cash Flows
Net cash used in operations was $18.0 million during the nine months ended September 30, 2010 compared to $7.8 million in the same period in 2009. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2010 as compared to the prior year.
Net cash used in investing activities was $22.8 million for the nine months ended September 30, 2010 compared to net cash provided by investing activities of $8.7 million in the same period in 2009. Results for 2010 reflect net purchases of $21.3 million of marketable securities and a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor. Results for 2009 reflect purchases of marketable securities of $2.5 million, proceeds from the sale of marketable securities of $3.1 million, and the release of restricted cash of $8.1 million in connection with the repayment of our bank debt.
Net cash provided by financing activities was $56.1 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $9.1 million for the same period in 2009. Our 2010 results reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $3.4 million from the exercise of warrants and stock options. Results for 2009 reflect the repayment of $15.0 million of our bank debt and cash proceeds of $5.7 million from the issuance of common stock and warrants in July 2009.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of September 30, 2010 (in thousands):

	Payments Due By Period
		2011	2013
	Remainder	through	through	After
	of 2010	2012	2014	2014	Total
Non-cancellable purchase orders	$1,244	$—	$—	$—	$1,244
Other contractual obligations	2,893	5,300	100	—	8,293
Operating lease obligations	37	91	15	—	143

Total	$4,174	$5,391	$115	$—	$9,680

We have entered into a license agreement with ProCom to acquire the rights to develop and commercialize Silenor. Pursuant to this agreement, we obtained exclusive, sub-licensable rights to the patents and know-how for certain indications. This license agreement required us to pay an upfront payment as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreement until the expiration of the applicable patent. Royalty payments due under the terms of the in-license agreement are recorded as an accrued liability as of September 30, 2010. The royalty payments will be recognized as an expense when the related shipment is recognized as revenue. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.
In July 2010, we entered into a professional detailing services agreement with Publicis, under which Publicis has agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, one regional field coordinator and one national business director, all of whom will be employees of Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we may terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have estimated this specified amount as of September 30, 2010 and included this amount in the table above.
In August 2010, we entered into a co-promotion agreement with Procter & Gamble, under which Procter & Gamble will provide sales support to promote Silenor in the U.S. through its team of full-time sales representatives. Beginning in January 2011, Procter & Gamble will also provide certain managed care support services. We will recognize the revenue from Silenor product sales generated by the promotional efforts of Procter & Gamble. Under the terms of the agreement, we are required to pay Procter & Gamble a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. We have included the amounts of the fixed fees in the table above. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.
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

Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; our ability to ensure adequate and continued supply of Silenor to successfully launch commercial sales or meet anticipated market demand; our ability to achieve market acceptance of Silenor; our reliance on third parties for certain services; our ability to raise sufficient capital to fund our operations, and to meet our obligations to parties under financing agreements, and the impact of any such financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; changes in healthcare regulation and reimbursement policies; our ability to successfully enforce our intellectual property rights and defend our patents; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to operate our business without infringing the intellectual property rights of others; estimates of the potential markets for Silenor and our ability to compete in these markets; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could delay or prevent commercialization, or that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents at September 30, 2010 consist of money market funds and marketable securities. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk has been interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and marketable securities, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
Our cash is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents and short-term investments have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. While we believe our cash and cash equivalents and short-term investments are well diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
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
We began generating revenues from the commercialization of Silenor late in the third quarter of 2010, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor.
The report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. In March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million, and at September 30, 2010 we had cash, cash equivalents, and short-term investments totaling $41.5 million. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2010 will be sufficient to fund our operations through at least the third quarter of 2011; however, our financial resources may not be adequate through such period due to many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.
We are responsible for the costs relating to the commercialization of Silenor. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner Procter & Gamble;
•	the costs of establishing or contracting for commercial programs and resources;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue; and

•	the effect of competing technological and market developments.
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
Our success is dependent on the success of Silenor (doxepin).
To date, the majority of our resources have been focused on the development of Silenor, and substantially all of our resources are now focused on the commercial launch of Silenor. Our ability to generate product revenue in the near term will depend solely on the success of this product. Accordingly, any disruption in our ability to generate revenues from the sale of Silenor or lack of success in its commercialization will have a substantial adverse impact on our business.
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
Silenor is also subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, the FDA may require modifications to our REMS for Silenor at a later date if warranted by new safety information. Any future requirements imposed by the FDA may require substantial expenditures.
In addition, all marketing activities associated with Silenor, as well as marketing activities related to any other products that we promote, are subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products. The FDA regulates post-approval promotional labeling and advertising to ensure that such activities conform to statutory and regulatory requirements. Such regulation and FDA review could require us to alter our marketing materials or strategy, incur additional costs or delay certain of our promotional activities.

In addition to FDA restrictions, the marketing of prescription drugs is subject to laws and regulations prohibiting fraud and abuse under government healthcare programs. For example, the federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, which apply regardless of the payor. If we fail to comply with applicable FDA regulations or other laws or regulations relating to the marketing of Silenor or any other product, we could be subject to criminal prosecution, civil penalties, seizure of products, injunction, or exclusion of such products from reimbursement under government programs, as well as other regulatory actions.
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
We have implemented a comprehensive compliance program and related infrastructure, but we cannot provide absolute assurance that we are or will be in compliance with all potentially applicable laws and regulations. If our operations relating to Silenor fail to comply with applicable regulatory requirements, a regulatory agency may:
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
We, our co-promotion partner, Procter & Gamble, and our contract sales provider, Publicis, will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize Silenor.
In August 2010, we entered into a co-promotion agreement with Procter & Gamble, under which its sales representatives will provide a minimum number of primary details to certain healthcare professionals and a minimum number of calls to pharmacists promoting Silenor. In addition, in July 2010, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. These representatives are employees of Publicis but will be hired to our specifications and will be managed by our team of Somaxon sales management personnel. As a result, Silenor is now supported by 215 field sales representatives who promote Silenor in the primary detail position. To the extent we, Procter & Gamble and Publicis are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Silenor.

We and Procter & Gamble each have the right to terminate the co-promotion agreement at any time following December 31, 2011 by providing at least 90 days prior written notice, as well as other more limited termination rights. While our agreement with Procter & Gamble requires its field sales representatives to promote our products in a minimum number of primary details to target physicians and a minimum number of pharmacy calls, we cannot be sure that Procter & Gamble’s efforts will be successful.
Our agreement with Publicis will cause us to incur significant costs, and we cannot be sure that the efforts of the contract sales force, together with any efforts made by Procter & Gamble to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with Publicis prior to the one-year anniversary of the deployment of the contract sales force, we will incur termination fees.
Any revenues we receive from sales of our products will largely depend upon the efforts Procter & Gamble and Publicis, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Procter & Gamble, to maintain our services agreement with Publicis or to effectively establish alternative arrangements to market our products, our business could be adversely affected. In addition, despite our arrangements with Procter & Gamble and Publicis, we still may not be able to cover all of the prescribing physicians for insomnia at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.
In addition to Procter & Gamble and Publicis, we rely on other third parties to perform many other necessary services for our commercial products, including services related to the storage and distribution of our products.
We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We also utilize third parties to perform various other services for us relating to e-detailing, sample processing, and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.
We place substantial reliance on the third-party providers that perform services for us. If these third-party service providers fail to effectively provide services to us, fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to successfully commercialize Silenor would be significantly impaired, or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If Silenor or any other product we commercialize does not achieve broad market acceptance, the revenues that we generate from its sale will be limited.
The commercial success of Silenor or any other product which we commercialize will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any approved product will depend on a number of factors, including:
•	the scope and effectiveness of our sales, marketing and distribution resources and strategies, or those of our collaborators, if any;

•	our ability to provide acceptable evidence of safety and efficacy and physician and patient understanding of differential indications for use, such as sleep maintenance;

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the FDA-approved labeling of Silenor or any other product that we commercialize;

•	pricing and cost effectiveness;

•	relative convenience and ease of administration;

•	availability of alternative treatments, including, in the case of Silenor, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;

•	off-label substitution by chemically similar or equivalent products; and

•	our ability to obtain sufficient third-party coverage or reimbursement.
If Silenor or any other product that we commercialize does not achieve an adequate level of acceptance by physicians, health care payors and patients, or adequate payment and reimbursement levels are not provided, or if those policies increasingly favor generic products, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of Silenor or any other product that we commercialize may require significant resources and may never be successful.
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
We are subject to uncertainty relating to healthcare reform measures, reimbursement policies and regulatory proposals which, if not favorable to Silenor or any other product that we commercialize, could hinder or prevent our commercial success.
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
The U.S. Congress recently enacted legislation to reform the healthcare system. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. Among other things, the new healthcare reform law specifically:
•	establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs, beginning in 2011;

•	increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;

•	redefines a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;

•	extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 2010;

•	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and

•	increases the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.
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
As a result of the new reform measures, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently or on the scale we would like and our ability to raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.
Current healthcare reform measures and any future legislative proposals to reform healthcare or reduce government insurance programs may result in lower prices for Silenor and any other product that we commercialize or exclusion of Silenor or any such other product from coverage and reimbursement programs. Either of those could harm our ability to market our products and significantly reduce our revenues from the sale of our products.

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
We may face additional challenges with regard to reimbursement which could affect our ability to successfully commercialize Silenor or any other product candidate that we commercialize, including:
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
Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop or commercialize, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredients of Silenor. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.
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

When a third party files an ANDA for a product containing doxepin for the treatment of insomnia at any time during which we have patents listed for Silenor in the FDA’s Orange Book publication, the applicant will be required to certify to the FDA concerning the listed patents. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the Orange Book-listed patents for Silenor or that such patents are invalid is called a paragraph IV certification.
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC, or Actavis, and Mylan Pharmaceuticals Inc., or Mylan, that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices each included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor. The patent not subject to a paragraph IV certification expires in March 2013.
We are currently reviewing the details of the notices. Under the Hatch-Waxman Act, if we initiate a patent infringement suit asserting infringement of any of the patents identified in a paragraph IV notice within 45 days after we receive the notice, the FDA will not approve the ANDA until the earlier of 30 months from the receipt of the notices, or a decision that all of the patents in the litigation are not infringed or invalid, unless either party to the action failed to cooperate reasonably to expedite the infringement action.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of this matter. Silenor is protected by eight patents covering approved methods of use of the product and its formulation, all of which are listed in the Orange Book.
Certain pharmaceutical companies patent settlement agreements with generic pharmaceutical companies have been challenged by the U.S. Federal Trade Commission alleging a violation of Section 5(a) of the Federal Trade Commission Act, and any patent settlement agreement that we may enter into with any generic pharmaceutical companies may be subject to similar challenges, which will be both expensive and time consuming and may render such settlement agreements unenforceable.
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
Litigation or other proceedings to enforce or defend intellectual property rights is often very complex in nature, expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with us.
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
Silenor will compete with well established drugs for this indication, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien and Ambien CR, King Pharmaceuticals, Inc.’s Sonata, and Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., all of which are GABA-receptor agonists, and Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist.

A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists, for example, Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zopidem in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., has announced that it planned to launch NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in the first half of 2010, but has not yet launched the product.
In addition to the currently approved products for the treatment of insomnia, a number of new products are expected to enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter. In October 2010, Transcept announced the results of a driving study to assess next day residual effects for Intermezzo. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awake in the middle of the night and have difficulty falling back asleep. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials of a delayed-release formulation of zaleplon and has initiated Phase 2 clinical trials of that product candidate.
Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda has initiated a Phase 3 clinical trial for tasimelteon to treat this disorder. Vanda has announced that it plans to conduct additional clinical trials and plans to file an NDA with the FDA by the first quarter of 2013.
Merck & Co., Inc. has MK-4305, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia and MK-6096 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for MK-4305 in 2012.
Actelion Pharmaceuticals Ltd. completed a Phase 3 clinical trial of almorexant, an orexin antagonist, in December 2009, and subsequently expanded the clinical trial during the first half of 2010. Actelion and GlaxoSmithKline have entered into a collaboration relating to almorexant under which GlaxoSmithKline received exclusive, worldwide rights to co-develop and co-commercialize almorexant together with Actelion.
Several other companies, including Sepracor, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several other companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Furthermore, generic versions of Ambien and Sonata have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and could put downward pressure on, the price we are able to charge for Silenor, which could ultimately limit our ability to generate significant revenues.
Upon the expiration of, or successful challenge to, our patents covering Silenor, generic competitors may introduce a generic version of Silenor at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation (known as an “at-risk launch”). A launch of a generic version of Silenor could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time.
On November 3, 2010, we received a notice from each of Actavis and Mylan that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices each included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor. The patent not subject to a paragraph IV certification expires in March 2013.

We are currently reviewing the details of the notices. Under the Hatch-Waxman Act, if we initiate a patent infringement suit asserting infringement of any of the patents identified in a paragraph IV notice within 45 days after we receive the notice, the FDA will not approve the ANDA until the earlier of 30 months from the receipt of the notices, or a decision that all of the patents in the litigation are not infringed or invalid, unless either party to the action failed to cooperate reasonably to expedite the infringement action.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of this matter. Silenor is protected by eight patents covering approved methods of use of the product and its formulation, all of which are listed in the Orange Book.
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
As a result of these factors, our competitors may develop drugs that are more effective and less costly than ours and may be more successful than we are in manufacturing, marketing and selling their products. Our competitors may also obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to successfully commercialize products.
In addition, manufacturing efficiency and selling and marketing capabilities are likely to be significant competitive factors. We currently have no commercial manufacturing capability and more limited sales and marketing infrastructure than many of our competitors and potential competitors.
We will need to increase the size of our organization, and we may experience difficulties in managing growth.
Since the beginning of the year, we have increased our employee team from 5 to 37 full-time employees as of September 30, 2010. Our management and personnel, systems and facilities currently in place may not be adequate to support the growth required to support our commercialization efforts. Our need to effectively manage our operations, growth and various projects requires that we:
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
We depend on a limited number of wholesaler customers for the retail distribution of Silenor, and if we lose significant wholesaler customers, our business could be harmed.
Our customers for our Silenor product include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. The loss of any of these as a wholesaler customer or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
We face potential product exposure damage, and, if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.
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
We have obtained limited insurance coverage to include the sale of Silenor, including coverage for product liability claims, but our insurance coverage may not reimburse us at all or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
Risks Related to Our Finances and Capital Requirements
Capital raising activities, such as issuing securities, incurring debt, assigning receivables or royalty rights or entering into collaborations or other strategic transactions, may cause dilution to existing stockholders or a reduction in our stock price, restrict our operations or require us to relinquish proprietary rights and may be limited by applicable laws and regulations.
Based on our recurring losses, negative cash flows from operations and working capital levels, we may need to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
Because we may need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, in March 2010, we completed a public offering of 6,900,000 shares of our common stock at a public offering price of $8.25 per share for aggregate net proceeds of approximately $52.7 million. In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate net proceeds of $5.7 million. We also have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $93.1 million in any combination of debt securities, common and preferred stock and warrants.

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
Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase 5.1 million shares of our common stock, 2.3 million of which have not been exercised as of September 30, 2010. To the extent that any of these warrants, or any additional warrants that are outstanding or that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, if the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 may be limited to an aggregate of one-third of our public float. As of September 30, 2010, our public float was greater than $75 million.
We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.
We began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $22.8 million for the nine months ended September 30, 2010, and have accumulated losses totaling $200.8 million since inception. In addition, the report of our independent registered public accounting firm for the year ended December 31, 2009 included an explanatory paragraph stating that our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, if any, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	the scope and effectiveness of commercialization activities relating to Silenor or any other product that we may commercialize, alone or with a collaborator;

•	commercialization activities of our competitors;

•	our entering into collaborations;

•	any intellectual property infringement lawsuit in which we may become involved;

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of any product candidate that we develop;

•	non-cash charges which we incur, including relating to share-based compensation; and

•	regulatory developments.
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
Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through September 30, 2010, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	variations in our quarterly operating results;

•	events affecting our existing in-license agreements, our co-promotion agreement with Procter & Gamble and any future collaborations or other strategic transactions, commercial agreements and grants;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory approval or other changes in the regulatory status of our products or product candidates;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	developments regarding challenges to our patents and other intellectual property rights;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning other financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
As of October 29, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 41.0% of our common stock. As a result, these stockholders, acting together, would likely be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
In addition, as a result of the workforce reductions we undertook in 2009 in order to reduce expenses, the efforts required to comply with Section 404 and the other corporate governance laws and regulations applicable to us have been undertaken by a smaller number of people. If we, or the third-party service providers on which we rely, fail to comply with any of these laws or regulations, or if our independent registered public accounting firm cannot complete any required attestation of our evaluation of our internal controls in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In September 2010, we issued 219,431 shares of our common stock to two of our warrant holders in connection with the net exercise of their outstanding warrants. We did not receive any proceeds from the exercise of these warrants. The issuance of shares of our common stock upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of such Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
4.1	(3)	Form of the Registrant’s Common Stock Certificate
4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009
10.1	†(7)	Professional Detailing Services Agreement between the Company and Publicis Touchpoint Solutions, Inc. dated July 14, 2010
10.2	†(7)	Supplement No. 1 to the Professional Detailing Services Agreement between the Company and Publicis Touchpoint Solutions, Inc. dated July 14, 2010
10.3	†(8)	Co-Promotion Agreement between the Company and The Procter & Gamble Distributing Company, LLC dated August 24, 2010
10.4	#	Amendment to Employment Agreement dated September 15, 2010 between the Company and Tran B. Nguyen
10.5		Amended and Restated License Agreement dated September 15, 2010 between the Company and ProCom One, Inc.
31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K/A on July 21, 2010

(8)	Filed with Registrant’s Current Report on Form 8-K on August 25, 2010

†	Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of this agreement.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.
Dated: November 10, 2010

/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2010

/s/ Tran B. Nguyen
Tran B. Nguyen
Vice President and Chief Financial Officer (Principal Financial Officer)