Form 10-K
period 2010-12-31
Somaxon Pharmaceuticals, Inc.
filed 2011-03-04
CIK 1339455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0161599 (I.R.S. Employer Identification No.)

3570 Carmel Mountain Road, Suite 100, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
(858) 876-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq Capital Market
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
Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $108.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $3.60 per share.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2011 was 45,004,991.

SOMAXON PHARMACEUTICALS, INC.
FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2010

i

PART I
Forward-Looking Statements
Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our ability to successfully commercialize Silenor; our reliance on our co-promotion partner, P&G, and our contract sales force provider, Publicis, for critical aspects of the commercial sales process for Silenor; the performance of P&G and Publicis and their adherence to the terms of their contracts with us; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to achieve market acceptance of Silenor; the ability of our sales management personnel to effectively manage the sales representatives employed by Publicis; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; our ability to comply with the covenants under our secured loan agreement with Comerica Bank; the potential for an event of default under the secured loan agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the line of credit; changes in healthcare regulation and reimbursement policies; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the recent submission of abbreviated new drug applications for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to operate our business without infringing the intellectual property rights of others; estimates of the potential markets for Silenor and our ability to compete in these markets; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed below in Part I — Item 1A “Risk Factors.”
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Corporate Information
We were incorporated in Delaware in August 2003. Our principal executive offices are located at 3570 Carmel Mountain Road, Suite 100, San Diego, CA 92130, and our telephone number is (858) 876-6500. Our website address is www.somaxon.com. The information on, or accessible through, our website is not part of this report. Unless the context requires otherwise, references in this report and the information incorporated herein by reference to “Somaxon,” “we,” “us” and “our” refer to Somaxon Pharmaceuticals, Inc.
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
Overview
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.

Our principal focus is on commercial activities relating to Silenor. We have increased our headcount from five employees as of March 2010 to 40 employees as of February 15, 2011. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc., or Publicis, and an additional 105 sales representatives provided to us under our co-promotion agreement with The Procter & Gamble Distributing Company LLC, or P&G. In February 2011, we engaged Publicis to provide us with an additional 35 sales representatives. As a result, we believe that as of the early second quarter of 2011 Silenor will be supported by 250 sales representatives, all of whom will promote Silenor in the primary detail position. We have also established the manufacturing and distribution channel for Silenor through agreements with third-party suppliers and service providers, and we have established reimbursement coverage for Silenor with numerous private and government payors.
We believe that Silenor is highly differentiated from other available insomnia treatments, and could have significant advantages in the large insomnia market. Based on data from IMS Health, in 2010 the prescription market for the treatment of insomnia grew approximately 6% compared to 2009 to more than 71 million prescriptions. According to IMS Health, the insomnia market accounted for approximately $2 billion in sales in 2010.
Silenor for Insomnia
It is estimated that approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that approximately 20% of those who suffer from insomnia are treated with prescription medications. Silenor was approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance in March 2010, and we commercially launched the product in the United States in September 2010. We believe that Silenor has the potential to offer significant benefits to patients with insomnia.
Silenor is an oral tablet formulation of doxepin at dosages of 3 mg and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day and is indicated for the treatment of depression and anxiety. However, the available dosages of doxepin for the treatment of depression and anxiety have historically been seldom used in the treatment of insomnia as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS Health data, doxepin accounted for less than 0.1% of the insomnia prescriptions written during 2010.
We believe that Silenor, which utilizes doxepin at low dosages of 3 mg and 6 mg, does not exhibit the same pharmacologic effects as high-dose doxepin. Our clinical development program for Silenor included four Phase 3 clinical trials, and the primary efficacy endpoint achieved statistical significance in each trial. Our clinical trials for Silenor also demonstrated a favorable safety and tolerability profile, including a low dropout rate, an adverse event profile comparable to placebo, no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects.
Silenor binds to H1 receptors in the brain and blocks histamine, which is believed to play an important role in the regulation of sleep. The leading approved insomnia medications, Ambien, Lunesta and Sonata, work by binding and activating a different set of brain receptors known as gamma aminobutyric acid, or GABA, receptors. Currently approved GABA receptor-activating drugs are designated by the Drug Enforcement Administration, or DEA, as Schedule IV controlled substances, which require additional registration and administrative controls. Silenor is not designated as a controlled substance, and according to its FDA-approved labeling, Silenor does not appear to have any potential for dependency, addiction or abuse.

Our Strategy
Our goal is to become a leading specialty pharmaceutical company dedicated to creating value for our shareholders through maximizing the potential of our marketed product Silenor and commercializing promising products that treat medical conditions where there is an unmet medical need or a high level of patient dissatisfaction. Specifically, we intend to:
•	Maximize the value of Silenor. Silenor was approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance in March 2010, and we commercially launched the product in the U.S. in September 2010. We believe that Silenor is highly differentiated from currently available insomnia treatments and could have significant advantages in a large market. We continue to strategically invest in sales and marketing activities to maximize revenue growth and market share, and we intend to engage in life cycle management activities relating to Silenor, including potential over-the-counter, or OTC, opportunities.
•	Selectively evaluate other products and late-stage product candidates that are differentiated. We intend to selectively evaluate products and product candidates that are differentiated and meet unmet medical needs or address areas of patient dissatisfaction. To reduce risks, costs and time-to-market, we intend to focus our efforts on currently-marketed products and late-stage product candidates.
•	Fully leverage our commercial organization. We intend to fully utilize the capacity we have within our existing sales force or any future expansion of our sales force with the goal of maximizing its productivity and profitability for the benefit of our promoted brand(s) and shareholder value.
•	Establish collaborations and outsourcing arrangements. We have entered into strategic collaborations and outsourcing arrangements to drive growth and profitability. We believe that leveraging the capabilities of third parties will allow us to add efficiency to our operations and expand our commercial reach, including potentially outside of the United States.
Silenor Market and Commercialization
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
The U.S. market for prescription products to treat insomnia grew to approximately 64 million prescriptions in 2010 according to IMS Health, a growth rate of 2% for the year. According to IMS Health, the insomnia market accounted for approximately $2 billion in sales in 2010.
Limitations of Current Therapies
According to a recent Sleep in America Poll, 65% of respondents reported experiencing insomnia symptoms a few nights a week. In addition, 42% of respondents often experienced awakenings during the night or waking up too early without being able to go back to sleep, which is referred to as sleep maintenance, and 29% had difficulty falling asleep, which is referred to as sleep onset. Historically, insomnia therapies have addressed sleep onset rather than sleep maintenance and duration. Only recently have therapies been approved with indications for sleep maintenance, although the ability of previously-available drugs to maintain sleep throughout the night without unwanted next-day residual effects remains limited.
The current market-leading prescription products for the treatment of insomnia include GABA-receptor agonists such as Ambien, zolpidem, the generic form of Ambien, in various formulations, Ambien CR, a controlled-release formulation of Ambien, zolpidem ER, the generic form of Ambien CR, Lunesta, Sonata and zaleplon, the generic form of Sonata, in various formulations, melatonin agonists such as Rozerem, several hypnotic benzodiazepines such as temazapam (Restoril) and flurazepam (Dalmane), and sedating antidepressants such as trazodone (Desyrel).

According to physicians that we surveyed in our market research, one of the primary reasons they prescribe sedating antidepressants for the treatment of insomnia is that they generally are not associated with the risk of dependency such as that associated with GABA-receptor agonists. As a result, sedating antidepressants are not Schedule IV controlled substances, and there are no restrictions on their duration of use. As an example, it is estimated that the majority of trazodone prescriptions are prescribed off-label for the treatment of insomnia.
With respect to patients, our pre-launch market research indicated that the market is still underserved due in large part to characteristics associated with many of the then-marketed products. For example, 41% of patients claimed that their medication did not provide them with a full night’s sleep, almost one-third of patients claimed they woke feeling groggy, and 33% claimed to have suffered from memory impairment at some time after taking medication, with almost 80% reporting that they found memory lapse somewhat or very scary. Additionally, 24% of patients on prescription insomnia medication claimed that they were dependent on their medication and could not sleep without it.
In addition, drugs prescribed for insomnia have been associated with many other unwanted side effects, such as dry mouth, unpleasant taste, blurred vision, residual next-day effects, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects. We believe that drugs with improved tolerability would be well received by both physicians and patients and will have the potential to accelerate the growth in the market.
Silenor and its Benefits
We believe that Silenor offers a number of benefits:
•	Non-scheduled. Because Silenor is not a Schedule IV controlled substance, it can be made available to physicians, facilitating initial physician and patient trial without the additional sampling regulation that applies to controlled substances.
•	Safety and tolerability. In our clinical trials for Silenor, there was a low dropout rate, an adverse event profile comparable to placebo and no clinically meaningful next-day residual effects, and we did not observe any amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects or any effect on QT interval prolongation. In addition, high-dose doxepin has been prescribed for over 40 years for depression at up to 50 times our proposed maximum dosage for the treatment of insomnia.
•	Efficacy. Silenor is indicated for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor is the first and only non-scheduled prescription sleep medication approved by the FDA for the treatment of the most commonly reported nighttime symptoms of insomnia: waking frequently during the night and/or waking too early and being unable to return to sleep. Silenor is approved for the treatment of both transient, or short term, and chronic, or long term, insomnia characterized by difficulty with sleep maintenance in both adults and elderly patients.
Commercialization
Our commercial strategy is multi-faceted and geared toward maximizing the value of products we commercialize. We are committed to driving prescription growth and market share through experienced sales representatives providing in-person promotion to high-prescribing physicians. These efforts are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to our products by negotiating agreements with leading commercial managed care organizations and with government payors. The goals of these efforts are to achieve preferred formulary status relative to our branded competitors and to minimize patients’ out-of-pocket costs.

We believe that the commercial success of Silenor largely depends on gaining access to the highest prescribing physicians of insomnia treatments. We have built a sales and marketing infrastructure focused on timely and informative education of these physicians and their office personnel in the effective and appropriate use of Silenor. We accomplish this through in-person promotional and educational programs, product sampling, and other non-personal promotional activities such as telemarketing, e-detailing and web-based programs. The field sales representatives each undergo a rigorous training program focused on our product attributes, disease background, competitive products and our sales techniques, as well as compliance with applicable laws.
We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis and managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. The Somaxon-managed field-based sales force promotes Silenor primarily to psychiatrists, neurologists, sleep specialists, pain and addiction specialists and other high prescribing physicians of insomnia products. The P&G sales force promotes Silenor primarily to primary care physicians.
In February 2011, we engaged Publicis to provide us with an additional 35 sales representatives. As a result, we believe that as of the early second quarter of 2011, Silenor will be supported by 250 sales representatives, all of whom will promote Silenor in the primary detail position.
We also have contracted with a third party national account management firm with extensive experience in reimbursement contracting to engage in discussions with managed care plans and government sponsored systems such as Medicare Part D, the VA/ DOD and Medicaid, where they will be seeking favorable managed care formulary treatment for Silenor. Our goal in this effort is to achieve a formulary position on commercial payor and government sponsored plans that will make Silenor available to patients at a lower out-of-pocket cost, and/or on a less restrictive basis.
Publicis Contract Sales Agreements
In July 2010, we entered into a Professional Detailing Services Agreement with Publicis and a Supplement to the Services Agreement, and we entered into an amendment to the Supplement in February 2011. Under these agreements, Publicis provides sales support to promote Silenor in the United States through 110 full-time sales representatives, one regional field coordinator and one national business director, all of whom are employees of Publicis. Publicis is in the process of recruiting an additional 35 full-time sales representatives and an additional regional field coordinator, and we expect all of these additional people to be deployed as of the early second quarter of 2011.
In consideration for Publicis’ services under the Publicis agreements, we paid Publicis a portion of the fees for the start-up and additional recruiting phases of the engagements upon signing and the remainder upon completion of the applicable services. We also pay Publicis a fixed monthly fee, which fee is subject to certain quarterly adjustments based on actual staffing levels. During the term of the Publicis agreements, a portion of Publicis’ management fee is subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to the initial scale-up activities and recruiting, turnover and vacancy rates, call attainment rates and specified sales goals. In addition, we are obligated to reimburse Publicis for approved pass-through costs, which primarily include bonus, meeting and travel costs and certain administrative expenses.
We may hire representatives of Publicis upon 30 days notice to Publicis by paying certain fees to Publicis.
The initial term of the Publicis agreements runs through August 29, 2012. We may extend the term of the agreements by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we have the right to terminate the agreements upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have the right to terminate the Publicis agreements at any time after the one year anniversary of the deployment of Publicis’ sales representatives without paying a termination fee. Somaxon may also terminate the agreements by hiring a specified number of sales representatives without paying a termination fee. In addition, either party may terminate the agreements upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the agreements unlawful.

P&G Co-Promotion Agreement
In August 2010, we entered into a Co-Promotion Agreement with P&G. Under the agreement, P&G provides primary care physician sales support to promote Silenor in the United States through its team of full-time sales representatives. P&G is required to provide a minimum number of primary details each quarter to certain primary care healthcare professionals and a minimum number of calls to pharmacists each year during the term of the agreement. Beginning as of January 1, 2011, P&G is also providing us with certain managed care support services. We have also granted to P&G a right of first negotiation relating to rights to develop and market Silenor as an OTC medication in the U.S.
In consideration for P&G’s services under the co-promotion agreement, we pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales on a quarterly basis during the term of the agreement. The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of maintaining and operating its own sales force, and we are responsible for all other costs pertaining to the commercialization of Silenor.
The term of the agreement runs through December 31, 2012, and we will pay P&G a reduced royalty fee based on U.S. net sales of Silenor for a period of one year after the expiration of the agreement or its earlier termination under certain circumstances. Beginning as of June 30, 2012, the parties will discuss in good faith the continuation of the collaboration upon mutually-agreed terms and conditions. We have the right to terminate the agreement upon 90 days written notice if P&G fails to provide at least 75% of its minimum detailing obligations. P&G may cure such shortfall within the 90 days following the written notice provided there is no other breach of the minimum detailing obligations within the prior 12 month period. Either party may terminate the agreement upon 90 days written notice to the other party, although no such termination may be effective prior to December 31, 2011. P&G may terminate the agreement if Silenor is withdrawn from the market for longer than three months as the result of a legal requirement or 30 days after the end of a calendar quarter in which the market share for Silenor is less than 75% of the Silenor market share immediately prior to the loss of Silenor’s market exclusivity in the United States.
In addition, either party may terminate the agreement upon a large scale recall or withdrawal of Silenor from the U.S. market resulting from a significant safety risk that is not due to tampering, a remediable manufacturing problem or other defect that can be cured after such risk is discovered. Either party may also terminate the agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or a force majeure event that lasts for at least six months.
Technology In-Licenses
In a license agreement entered into in August 2003, which was amended and restated in September 2010, we acquired the exclusive, worldwide license from ProCom One, Inc., or ProCom, to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although our license to the low-dose doxepin patents is a worldwide license, we currently intend to develop and commercialize Silenor in the United States only, since patent protection for the current dosage form is limited to the United States. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable at any time by us with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party.
As consideration for the license, we have paid an aggregate of $2.5 million in combined upfront and milestone payments. We are also obligated to pay a royalty on worldwide net sales of the licensed products. We have the right to grant sublicenses to third parties. We also issued 84,000 shares of common stock to ProCom One contemporaneously with our Series A preferred stock financing.
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
Silenor Patents and Patent Applications
We are the exclusive licensee of four U.S. patents from ProCom claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020.
U.S. Patent No. 5,502,047, “Treatment for Insomnia,” claims the treatment of chronic insomnia using doxepin and expires in March 2013. Due to some prior art that we identified, we initiated a reexamination of our “Treatment for Insomnia” patent. The reexamination proceedings terminated and the United States Patent and Trademark Office, or USPTO, issued a reexamination certificate narrowing certain claims, so that the broadest dosage ranges claimed by us are 0.5 mg to 20 mg for otherwise healthy patients with chronic insomnia and for patients with chronic insomnia resulting from depression, and 0.5 mg to 4 mg for all other chronic insomnia patients. We also requested reissue of this same patent to consider some additional prior art and to add intermediate dosage ranges below 10 mg. In two office actions relating to this reissue request, the USPTO raised no prior art objections to 32 of the 34 claims we were seeking and raised a prior art objection to the other two, as well as some technical objections. Each of the claims objected to by the USPTO related to dosage ranges having an upper limit of approximately 10 mg or higher. After further review of the prior art submitted, the USPTO withdrew all of its prior art objections. We then determined that the proposed addition of the intermediate dosage ranges and the resolution of the technical objections no longer warranted continuation of the reissue proceeding. As a result, we elected not to continue that proceeding. Because Silenor’s approved indication is consistent with the subject matter of our patent claims, we believe that our licensed patents will restrict the ability of competitors to market doxepin with identical drug labeling.
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
In addition, pursuant to our agreement with a supplier for a key ingredient used in our formulation of Silenor, we have the exclusive right to use this ingredient in combination with doxepin, and the exclusive license to the related patents and patent applications. We submitted for listing six of these issued patents in the FDA’s publication “Approved Drug Product with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.
In addition in February 2011, we received a Notice of Allowance from the USPTO for claims under U.S. patent application no. 11/781,165, which application is exclusively assigned to us. This patent application generally relates to dosing Silenor 3mg and 6mg tablets at least three hours after a meal to promote faster onset of action and reduce the potential for next-day residual sedation. A Notice of Allowance is the official notification that the USPTO finds the claimed subject matter allowable and intends to issue the patent pending payment of the issue fee. Given this action, we expect the patent to issue in the second quarter of 2011. If the patent is ultimately issued as we expect, this patent will expire no earlier than July 2027. The pharmacokinetic changes that result from dosing Silenor within three hours after a meal have important implications relating to both the efficacy and safety of the product that are described in the Silenor prescribing information. As a result, we plan to list the patent in the Orange Book once it is issued.

We have filed multiple other patent applications resulting from unexpected findings from our development program. A brief summary of the content of these patent applications includes:
•	Formulations and manufacturing processes,
•	Methods of preventing early awakenings and improving sleep efficiency,
•	Methods of treating insomnia without sedative tolerance, rebound insomnia or weight gain, and
•	Methods of treating insomnia in the elderly.
We have included these findings in our approved prescribing information and, if the patents issue, we intend to list them in the Orange Book. The combination of these patents, if issued, and our label could result in our patent protection being extended to 2028.
We have also filed multiple patent applications relating to potential future products containing doxepin for the treatment of insomnia. A brief summary of the content of these patent applications includes:
•	Orally disintegrating formulations,
•	Combination drug formulations, and
•	Method of treating insomnia with ultra low dose doxepin.
Silenor Patent Litigation
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each had filed with the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Silenor 3 mg and 6 mg tablets. Each of the notices included a “paragraph IV certification” with respect to seven of the eight patents listed in the Orange Book for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patents listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis Elizabeth LLC and Actavis Inc., or collectively, Actavis, and Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively, Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceutical, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a “paragraph IV certification” with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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
Third Party Intellectual Property
Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are operating. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or product candidates may infringe.
We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products or product candidates infringe their intellectual property rights. If any of these intellectual property rights was found to cover our products or product candidates or their uses, we could be required to pay damages and could be restricted from commercializing our products or from using our proprietary technologies unless we obtained a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable right, which could prohibit us from making, using or selling our products.
There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to:
•	infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•	substantial damages for infringement, including treble damages and attorneys’ fees, which we may be required to pay if a court decides that the product or product candidate at issue infringes on or violates the third party’s rights;
•	a court prohibiting us from selling or licensing the product or product candidate or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;
•	if a license is available from the third party, we may have to pay substantial royalties or fees or grant cross-licenses to our technology; and
•	redesigning our products or product candidates so they do not infringe, which may not be possible or may require substantial funds and time.
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
Research and Development
To date, our research and development expenses have consisted primarily of costs associated with our clinical trials managed by contract research organizations, or CROs, our non-clinical development program for Silenor, submitting and seeking approval of the NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, and share-based compensation expense. During 2010, our most significant research and development costs were salaries, benefits, and share-based compensation expense and costs associated with our development program for Silenor. During 2009, our most significant research and development costs were salaries, benefits, and share-based compensation expense, costs associated with the conduct of the continuing two-year carcinogenicity study for Silenor, costs associated with the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor. In 2008, our most significant costs were associated with our non-clinical development program for Silenor, a standard clinical trial that we voluntarily conducted during 2008 to evaluate the potential for ECG effects of doxepin and the preparation and submission of our NDA for Silenor.

Silenor Competition
The FDA-approved products that are currently available for the treatment of insomnia consist of sedative hypnotics, including GABA-receptor agonists, hypnotic benzodiazepines and a melatonin agonist. In addition, products such as sedating antidepressants and other products which are not approved for the treatment of insomnia are sometimes prescribed for such use.
Ambien, a GABA-receptor agonist, and its generic equivalents have historically been the market share leaders in the insomnia segment. Generic versions of Ambien (zolpidem) entered the market in April 2007. According to data obtained from IMS Health, generic versions of Ambien accounted for nearly 60% of insomnia prescriptions in 2010. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use. Generic versions of Ambien CR, called zolpidem ER, entered the market in October 2010. Ambien CR accounted for approximately 7% of insomnia prescriptions in 2010, zolpidem ER contributed less than 1% and branded Ambien accounted for approximately 1% of insomnia prescriptions in 2010, according to data obtained from IMS Health.
Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately 7% of insomnia prescriptions in 2010 according to data obtained from IMS Health. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.
Sonata, a GABA-receptor agonist sold by Pfizer Inc. for the treatment of insomnia, and its generic equivalents accounted for less than 1% of insomnia prescriptions in 2010 according to data obtained from IMS Health.
Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and accounted for nearly 1% of insomnia prescriptions in 2010 according to data obtained from IMS Health. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It was the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are designated as Schedule IV controlled substances. Takeda Pharmaceuticals North America, Inc. conducted a clinical trial to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.
A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. In March 2009, Meda AB and Orexo AB received approval from the FDA for Edluar, formerly known as Sublinox, a sublingual tablet formulation of zolpidem, for the short-term treatment of insomnia. Meda and Orexo launched this product in the U.S. in September of 2009.
In December 2008, NovaDel Pharma, Inc. received approval from the FDA for ZolpiMist, an oral mist formulation of zolpidem for the short-term treatment of insomnia characterized by difficulties with sleep initiation. In November 2009, NovaDel and ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist in the United States and Canada. ECR Pharmaceuticals launched the product in the United States in February 2011.

The remaining market is comprised of older generic benzodiazepines and sedative antidepressants. In addition to the currently approved or off-label products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. While the new entrants would bring additional competition to the insomnia market, they would also increase the awareness of insomnia and further expand the market. Additionally, we believe market growth will also be driven by the aging of the population and emerging awareness of the links between sleep, health and overall well-being.
Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem, in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept held a meeting with the FDA in January 2010 to discuss the implications of the complete response letter, and resubmitted its NDA for the product in January 2011. The FDA assigned a Prescription Drug User Fee Act of 1992, or PDUFA, action date of July 14, 2011 for completion of the NDA review. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awaken in the middle of the night and have difficulty falling back asleep. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials of a delayed-release formulation of zaleplon and has initiated Phase 2 clinical trials of that product candidate.
Vanda Pharmaceuticals Inc. has completed two Phase 3 insomnia clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda has initiated a Phase 3 clinical trial for tasimelteon to treat this disorder. Vanda has announced that it plans to conduct additional clinical trials and plans to file an NDA with the FDA by the first quarter of 2013.
Merck & Co., Inc. has MK-4305, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia and MK-6096 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for MK-4305 in 2012.
Several other companies, including Sunovion Pharmaceuticals, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Upon the expiration of, or successful challenge to, our patents covering Silenor, generic competitors may introduce a generic version of Silenor at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation (known as an “at-risk launch”).
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.

We intend to vigorously enforce our intellectual property rights relating to Silenor, but given the unpredictability of patent litigation, we cannot predict the outcome of these matters.
Manufacturing
We have entered into a non-exclusive manufacturing services agreement with Patheon for the manufacture of commercial quantities of our Silenor 3 mg and 6 mg tablets. Although we are not required to purchase any minimum quantity of Silenor under the agreement, we have agreed to purchase from Patheon not less than specified percentages of our total annual commercial requirements from all suppliers of Silenor, which vary depending upon annual volume. The agreement provides for an initial five-year term that began upon commencement of the manufacturing services, and thereafter automatically continues for successive twelve-month terms unless terminated by written notice at least eighteen months prior to the end of the then-current term. Either party may terminate the agreement upon written notice if the other party has failed to remedy a material breach of any of its representations, warranties or other obligations under the agreement within 60 days following receipt of written notice of such breach. In addition, either party may immediately terminate the agreement upon written notice if (1) the other party is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by such other party or (3) the agreement is assigned by such other party for the benefit of creditors. We have the right to terminate the agreement upon 30 days prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the product candidate. In addition, we have the right to terminate the agreement upon twelve months’ prior written notice in connection with our partnering, collaboration, licensing, sublicensing, co-promotion, sale or divestiture of rights to the product candidate, provided that no such termination shall be effective before the third anniversary of the commencement date.
We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products, and we have another agreement in place for the supply of a key ingredient contained in our formulation for Silenor. In August 2008, we entered into an amendment to our supply agreement providing us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amended supply agreement, we made an upfront license payment of $0.2 million and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. This royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.
We sell Silenor through pharmaceutical wholesalers, who in turn distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our products, including logistics management, sample accountability, storage and transportation.
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
Regulatory Status and Requirements
In connection with the approval of our NDA for Silenor, the FDA imposed certain requirements upon us. The FDA has required us to implement a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide and a timetable for assessment of its effectiveness. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to the Pediatric Research Equity Act of 2003, or PREA, and to submit the final results of this trial by March 2015.
The Hatch-Waxman Act
Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own non-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. We received three years of marketing exclusivity for Silenor.

On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but given the unpredictability of patent litigation, we cannot predict the outcome of these matters.
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
The U.S. Congress recently enacted legislation to reform the healthcare system. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. Among other things, the new healthcare reform law specifically:
•	established annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs, beginning in 2011;

•	increased minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;
•	redefined a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;
•	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 2010;
•	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•	required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and
•	increased the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.
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
Third-Party Reimbursement and Pricing Controls
In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It is and will continue to be time-consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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
Employees
As of February 15, 2011, we had 40 employees, consisting of drug development and manufacturing, regulatory affairs, marketing and administration. We believe our relations with our employees are good.
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
To date, the majority of our resources have been focused on the development of Silenor, and substantially all of our resources are now focused on the commercialization of Silenor. Our ability to generate revenue in the near term will depend solely on the success of this product. Accordingly, any disruption in our ability to generate revenues from the sale of Silenor or lack of success in its commercialization will have a substantial adverse impact on our business.
We may require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities.
We began generating revenues from the commercialization of Silenor late in the third quarter of 2010, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor.
In November 2010, we completed a public offering of 8,800,000 shares of our common stock at a public offering for aggregate net proceeds of approximately $24.8 million, and at December 31, 2010 we had cash, cash equivalents, and short-term investments totaling $54.8 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of December 31, 2010 will be sufficient to fund our operations through at least the first quarter of 2012; however, our financial resources may not be adequate through such period due to many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.

We are responsible for the costs relating to the commercialization of Silenor. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner P&G;
•	the costs of establishing or contracting for commercial programs and resources;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
In February 2011, we entered into a loan agreement with Comerica Bank, or Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013. We have no amounts outstanding under the loan agreement. Our ability to borrow under the loan agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow such amounts. For example, our ability to borrow at any given time is subject to the representations and warranties we made to Comerica under the loan agreement being generally true and correct at such time. Furthermore, we are subject to a number of affirmative and negative covenants, each of which we must be in compliance with at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the loan agreement, and may be required to repay any amounts previously borrowed.
In addition to the amounts available under our Comerica facility, we intend to obtain any additional funding we may require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all.
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
We, our co-promotion partner, P&G, and our contract sales force provider, Publicis, will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize Silenor.
In August 2010, we entered into a co-promotion agreement with P&G, under which its sales representatives will provide a minimum number of primary details to certain healthcare professionals and a minimum number of calls to pharmacists promoting Silenor. In addition, in July 2010, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. In February 2011 we engaged Publicis to provide an additional 35 sales representatives to promote Silenor that we expect to be fully deployed in the early second quarter of 2011. These representatives are employees of Publicis but will be hired to our specifications and will be managed by our team of Somaxon sales management personnel. As a result, Silenor is now supported by 215 field sales representatives who promote Silenor in the primary detail position, and this will be increased to 250 sales representatives once the deployment of the additional sales representatives is complete. However, there can be no assurance that we and Publicis will be able to identify suitable candidates to fill the additional 35 positions on this timeframe, which may result in delaying our ability to increase in-person promotional efforts for Silenor. To the extent we, P&G and Publicis are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Silenor.

We and P&G each have the right to terminate the co-promotion agreement at any time following December 31, 2011 by providing at least 90 days prior written notice, as well as other more limited termination rights. While our agreement with P&G requires its field sales representatives to promote our products in a minimum number of primary details to target physicians and a minimum number of pharmacy calls, we cannot be sure that P&G’s efforts will be successful.
Our agreement with Publicis will cause us to incur significant costs, and we cannot be sure that the efforts of the contract sales force, together with any efforts made by P&G to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with Publicis prior to the one-year anniversary of the deployment of the contract sales force, we will incur termination fees.
Any revenues we receive from sales of Silenor will largely depend upon the efforts P&G and Publicis, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with P&G, to maintain our contract sales agreement with Publicis or to effectively establish alternative arrangements to market our products, our business could be adversely affected. In addition, despite our arrangements with P&G and Publicis, we still may not be able to cover all of the prescribing physicians for insomnia at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.
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
The commercial success of Silenor or any other product which we commercialize will depend upon the acceptance of the product by the medical community and reimbursement of the product by third-party payors, including government payors. The degree of market acceptance of any approved product will depend on a number of factors, including:
•	the scope and effectiveness of our sales, marketing and distribution resources and strategies, or those of our collaborators, if any;
•	our ability to provide acceptable evidence of safety and efficacy and physician and patient understanding of differential indications for use, such as sleep maintenance;
•	pricing and cost effectiveness;
•	availability of alternative treatments, including, in the case of Silenor, a number of competitive products already approved for the treatment of insomnia or expected to be commercially launched in the future;
•	off-label substitution by chemically similar or equivalent products, including for Silenor the off-label use of higher-dose generic formulations of doxepin approved and available for the treatment of depression and anxiety;
•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the FDA-approved labeling of Silenor or any other product that we commercialize;
•	relative convenience and ease of administration; and
•	our ability to obtain sufficient third-party coverage or reimbursement.
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
Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop or commercialize, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredient of Silenor. Composition of matter patents on active pharmaceutical ingredients are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.
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
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. Each of the notices included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.
Certain pharmaceutical companies’ patent settlement agreements with generic pharmaceutical companies have been challenged by the U.S. Federal Trade Commission alleging a violation of Section 5(a) of the Federal Trade Commission Act, and any patent settlement agreement that we may enter into with any generic pharmaceutical company may be subject to similar challenges, which will be both expensive and time consuming and may render such settlement agreements unenforceable.

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
Although we have an exclusive, worldwide license for Silenor for the treatment of insomnia through the life of the last issued patent to expire, we do not have patent protection for Silenor in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020 and our patent that is expected to issue relating to the food effect of Silenor would expire in 2027, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for Silenor, a competitor could attempt to market doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for Silenor for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.
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
The U.S. Congress recently enacted legislation to reform the healthcare system. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law required individual U.S. citizens and legal residents to maintain qualifying health coverage, imposed certain requirements on employers with respect to offering health coverage to employees, amended insurance regulations regarding when coverage can be provided and denied to individuals, and expanded existing government healthcare coverage programs to more individuals in more situations. Among other things, the new healthcare reform law specifically:
•	established annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs, beginning in 2011;
•	increased minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;
•	redefined a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;
•	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 2010;
•	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;
•	required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and
•	increased the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.
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
As a result of these or other reform measures, we may determine to change our current manner of operation or change our contract arrangements, any of which could harm our ability to operate our business efficiently or on the scale we would like and our ability to raise capital. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable or insufficient.

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
In addition, many insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. The availability of generic prescription and OTC products for the treatment of insomnia has created, and will continue to create, a competitive reimbursement environment. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product to the patient. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability.
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
We may face additional challenges with regard to reimbursement which could affect our ability to successfully commercialize Silenor or any other product candidate that we commercialize, including:
•	the variability of reimbursement rates likely to be caused by the use of miscellaneous drug codes and procedure codes may discourage physicians from providing Silenor or any other product candidate that we commercialize to certain or all patients depending on their insurance coverage;
•	the initial use of “miscellaneous drug codes” for billing Silenor or any other product candidate that we commercialize until such time as specific drug codes are approved could result in slow and/or inaccurate reimbursement and thereby discourage product use;
•	an increase in insurance plans that place more cost liability onto patients may limit patients’ willingness to pay for Silenor or any other product candidate that we commercialize and thereby discourage uptake; and
•	unforeseen changes in federal health care policy guidelines may negatively impact a physician practice’s willingness to provide novel treatments.
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
In addition to P&G and Publicis, we rely on other third parties to perform many other necessary services for our commercial products, including services related to the storage and distribution of our products.
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
We expect intense competition in the marketplace for Silenor and any other product to which we acquire rights, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our products are intended to treat.
Silenor competes with well established drugs approved for the treatment of insomnia, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien and Ambien CR, Pfizer’s Sonata, and Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., all of which are GABA-receptor agonists, and Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist.
A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. For example, Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zopidem in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., launched NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in February 2011.
In addition to the currently approved products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept resubmitted its NDA for the product in January 2011. The FDA assigned a PDUFA action date of July 14, 2011 for completion of the NDA review. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
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
Several other companies, including Sunovion Pharmaceuticals, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several other companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Furthermore, generic versions of Ambien, Ambien CR and Sonata have been launched and are priced significantly lower than approved, branded insomnia products. Sales of all of these drugs may reduce the available market for, and could put downward pressure on, the price we are able to charge for Silenor, which could ultimately limit our ability to generate significant revenues.
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
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. Each of the notices included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to sell Silenor or any other product candidate that we commercialize or provide any product candidates to patients in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely. In addition, any delay or interruption in our ability to meet commercial demand for Silenor will result in the loss of potential revenues.

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
Any of these factors could adversely affect the commercial activities for Silenor or suspend clinical trials, regulatory submissions, and required approvals for any other product candidate that we develop, or entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.
Our failure to successfully acquire, develop and market additional product candidates or approved products and integrate them into our operations may impair our ability to grow.
As part of our growth strategy, we intend to selectively evaluate products and product candidates that we believe may be a strategic fit with our business. Because we neither have, nor currently intend to establish, internal research capabilities, we would be dependent upon pharmaceutical and biotechnology companies, university scientists and other researchers to sell or license products to us. The success of this strategy will depend upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. However, future acquisitions may entail numerous operational and financial risks, including:
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
Our commercial success depends upon our ability, together with our collaborators, to manufacture, market and sell Silenor or any other product candidates that we develop and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are operating. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our operations may give rise to claims that our products infringe the patent rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or proprietary technologies may infringe.
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
Our customers for our Silenor product include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. The loss of any of these companies as a wholesaler customer or a material reduction in their purchases or in the prices they are willing to pay for our products could harm our business, financial condition and results of operations.
Materials necessary to manufacture Silenor or any other product candidate that we develop or commercialize may not be available on commercially reasonable terms, or at all, which may delay development and commercialization.
Although we have contracted with suppliers of doxepin and other key raw materials for Silenor, we largely rely on our manufacturers to purchase from third-party suppliers the other materials necessary to produce our product candidates. Suppliers may not sell these materials to our manufacturers at the time we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers or we are unable to purchase these materials for Silenor or any other product candidate that we commercialize, there would be a shortage in supply, which would materially affect our ability to generate sales revenues. If our manufacturers are unable to obtain these materials for our non-clinical studies or clinical trials of any other product candidate that we develop, product testing and potential regulatory approval could be delayed or suspended, significantly impacting our development programs.
Silenor or any other product candidate that we develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or commercialization.
Undesirable side effects caused by Silenor or any other product candidate that we develop could interrupt, delay or halt clinical trials, result in the denial or suspension of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, or cause us to evaluate the future of our development programs. Any of these occurrences could delay or prevent us from continuing to sell Silenor or from commercializing any product candidate that we develop. In addition, the FDA may require, or we may undertake, additional clinical trials to support the safety profile of Silenor or any proposed changes to the labeling for Silenor.
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
In addition, if we or others identify undesirable side effects caused by Silenor or any other product candidate that we commercialize:
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	regulatory authorities may withdraw their approval of the product or place restrictions on the way it is prescribed;

•	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product or implement a new or amended REMS;
•	we may be subject to related liability; and
•	our reputation may suffer.
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
We in-licensed rights to Silenor through an exclusive licensing arrangement, and we may enter into similar licenses in the future. Under our license agreement for Silenor, we are required to use commercially reasonable efforts to commercialize Silenor. In addition, our licensor for Silenor has the contractual right to terminate the license agreement upon the breach by or a specified insolvency event involving us. In the event that our licensor for Silenor terminates the license agreement, even though we would maintain ownership of our clinical data and the other intellectual property we have developed relating to Silenor, we would be unable to continue our commercialization activities relating to Silenor and our business and financial condition would be materially harmed.
We will need to increase the size of our organization, and we may experience difficulties in managing growth.
We have increased our headcount from 5 full-time employees at January 1, 2010 to 40 full-time employees as of February 15, 2011. Our management and personnel, systems and facilities currently in place may not be adequate to support the growth required to support our commercialization efforts. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our commercial efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	attract, train and retain sufficient numbers of talented employees.
We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our commercial goals.

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
The sale of approved products and the use of product candidates by us in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for our products;
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to patients or other claimants;
•	loss of revenues; and
•	the inability or lack of commercial rationale to continue development or commercial activities relating to Silenor or any other product candidate we develop.
We have obtained product liability insurance coverage for commercial product sales of Silenor, including coverage for product liability claims, but our insurance coverage may not reimburse us at all or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
Because we may need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, in November 2010, we completed a public offering of 8,800,000 shares of our common stock for aggregate net proceeds of approximately $24.8 million, and in March 2010, we completed a public offering of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $52.7 million. In July 2009, we completed a private placement of 5.1 million shares of our common stock at a price of $1.05 per share and seven-year warrants to purchase up to 5.1 million additional shares of our common stock, exercisable in cash or by net exercise at a price of $1.155 per share, for aggregate net proceeds of $5.7 million. We also have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $67.1 million in any combination of debt securities, common and preferred stock and warrants.
To the extent that we raise any required additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any such dilution of the holdings of our current stockholders may result in downward pressure on the price of our common stock.
Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. For example, our ability to borrow under our loan agreement with Comerica depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow such amounts under the loan agreement. Our ability to borrow under our Comerica loan agreement at any given time is subject to the representations and warranties we made to Comerica under such loan agreement being generally true and correct at such time. Furthermore, we are subject to a number of affirmative and negative covenants, each of which we must be in compliance with at the time of any proposed borrowing.

Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our July 2009 private placement of equity securities, we issued to the investors warrants to purchase 5.1 million shares of our common stock, 2.3 million of which have not been exercised as of December 31, 2010. To the extent that any of these warrants, or any additional warrants that are outstanding or that we issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
If we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, if the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 may be limited to an aggregate of one-third of our public float. As of December 31, 2010, our public float was greater than $75 million.
Any future indebtedness under our loan agreement with Comerica could adversely affect our financial health.
Under our loan agreement with Comerica, we may incur up to $15 million of indebtedness. Such indebtedness could have important consequences. For example, it could:
•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures and general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy other debt obligations we may incur in the future;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because our indebtedness under the loan agreement with Comerica may bear interest at a variable rate.
Covenants in our loan agreement with Comerica may limit our ability to operate our business.
Under our loan agreement with Comerica, we are subject to specified affirmative and negative covenants, including limitations on our ability: to undergo certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make certain investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $5.0 million and to maintain 50% of any other cash balances with Comerica, and any other cash and investments must be covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, once we have two consecutive quarters of profitability, minimum EBITDA requirements, as defined in the loan agreement.

Although we believe we were in compliance with all of our non-financial and financial covenants as of entering into the loan agreement, our future ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we default under the loan agreement because of a covenant breach or otherwise, any outstanding amounts could become immediately due and payable, which would negatively impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.
We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $38.8 million for the year ended December 31, 2010, and have accumulated losses totaling $216.9 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	the scope and effectiveness of commercial activities relating to Silenor or any other product that we may commercialize, alone or with a collaborator;
•	commercial activities of our competitors;
•	our entering into collaborations;
•	developments in our current intellectual property lawsuits with Actavis, Mylan and Par;
•	any other intellectual property infringement lawsuit in which we may become involved;
•	our addition or termination of development programs or funding support;
•	variations in the level of expenses related to development of any product candidate that we develop;
•	non-cash charges which we incur, including relating to share-based compensation; and
•	regulatory developments.
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
Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2010, we had generated federal net operating loss carryforwards of approximately $181.8 million and state net operating loss carryforwards of approximately $176.6 million, the majority of which were generated in California. As of December 31, 2010, we had generated federal research and development tax credits of $4.3 million and California research and development tax credits of $2.0 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have a ten year carryforward period and begin to expire in 2013; however, California has currently suspended the use of net operating loss carryforwards to offset taxable income. California research and development tax credits have no expiration.

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
Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through December 31, 2010, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	variations in our quarterly operating results;
•	events affecting our existing in-license agreements, our co-promotion agreement with P&G, our contract sales agreement with Publicis, and any future collaborations or other strategic transactions, commercial agreements and grants;
•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
•	developments in our current intellectual property lawsuits with Actavis, Mylan and Par;

•	any other intellectual property infringement lawsuit in which we may become involved;
•	regulatory approval or other changes in the regulatory status of our products or product candidates;
•	decreased coverage and changes in securities analysts’ estimates of our financial performance;
•	regulatory developments in the United States and foreign countries;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	announcements concerning financing activities;
•	additions or departures of key personnel; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
As of February 15, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 50.8% of our common stock. As a result, these stockholders, acting together, would likely be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.
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
As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by the Nasdaq Stock Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements has caused us to expend substantial costs and management resources and will continue to do so. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers. In June 2007, the Public Company Accounting Oversight Board approved Auditing Standard No. 5, and at the same time, the SEC issued guidance for management for complying with the requirements of Section 404. This auditing standard and the related management guidance provides a more risk-based approach to compliance and testing under Section 404. However, we still do and expect to continue to incur substantial costs and to devote significant resources to corporate governance matters.

We are also subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access, and the SEC has since issued final rules implementing “say on pay” measures. Our efforts to comply with corporate governance and related requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
If we, or the third-party service providers on which we rely, fail to comply with Section 404 and the other corporate governance laws and regulations applicable to us, or if our independent registered public accounting firm cannot complete any required attestation of our evaluation of our internal controls in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

Item 1B.	Unresolved Staff Comments
We do not have any unresolved staff comments relating to our periodic or current reports.

Item 2.	Properties
We lease approximately 6,000 square feet of space for our headquarters in San Diego, California subject to a lease arrangement that will expire in May 2011. We have no laboratory, research or manufacturing facilities.

Item 3.	Legal Proceedings
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent.
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, and FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless in either case there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Mylan, Actavis or Par.

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

	Price Range
	High	Low
Year Ended December 31, 2009
First Quarter	$2.50	$0.18
Second Quarter	$1.65	$0.32
Third Quarter	$4.78	$0.70
Fourth Quarter	$4.80	$0.90

Year Ended December 31, 2010
First Quarter	$10.60	$1.10
Second Quarter	$9.10	$3.41
Third Quarter	$5.48	$2.65
Fourth Quarter	$3.98	$2.52
As of February 25, 2011, there were approximately 11,247 holders of record of our common stock.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on January 1, 2006.

	December 31,
	2010	2009	2008	2007	2006
Somaxon Pharmaceuticals, Inc.	$31.65	$10.85	$13.87	$52.36	$142.61
Nasdaq Composite Index	$125.92	$106.57	$73.31	$122.14	$110.38
Nasdaq Pharmaceutical Index	$116.66	$107.62	$95.78	$102.94	$97.88
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes securities available under our equity compensation plans as of December 31, 2010 (in thousands, except per share data).

	Weighted		Shares	Total shares
	average per	Shares	issuable upon	issuable	Number of
	share	issuable upon	vesting of	under	securities
	exercise price	exercise of	outstanding	current	available for
	of stock	outstanding	restricted	outstanding	future
	options	stock options	stock units	awards	issuance
Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	$4.28	143	—	143	—
2005 Equity Incentive Award Plan	3.85	3,239	125	3,364	2,131

Total Equity Incentive Award Plans	$3.86	3,382	125	3,507	2,131
2005 Employee Stock Purchase Plan				—	1,102

Total Equity compensation plans approved by security holders	$3.86	3,382	125	3,507	3,233

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
Awards of restricted stock units, or RSUs, have also been granted under the 2005 Equity Incentive Award Plan. With respect to unvested RSUs held by our employees as of December 31, 2009, half vested upon the approval by the FDA of our NDA for Silenor, and the remainder vested on December 1, 2010. Members of our board of directors received their quarterly retainers for service on the Board of Directors, or committees thereof, and their fees for attending meetings of the Board, and committees thereof, through March 2010 in RSUs. All of these RSUs vested on December 1, 2010.
The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (45,004,000 shares were outstanding at December 31, 2010), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2011, the number of shares available for grant under the 2005 Equity Incentive Award Plan increased by 2,000,000 shares, resulting in a total of 4,131,000 shares available for grant at that time. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (45,004,000 shares were outstanding at December 31, 2010), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2011, the number of shares available for grant under the 2005 Employee Stock Purchase Plan increased by 300,000 shares, resulting in a total of 1,402,000 shares available for grant at that time.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6.	Selected Financial Data
The selected statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report (amounts in thousands, except per share data).

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net product sales	$1,382	$—	$—	$—	$—
Cost of sales	244	—	—	—	—

Gross profit	1,138	—	—	—	—
Operating Expenses:
Selling, general and administrative	36,579	10,874	18,809	15,614	11,744
Research and development	3,566	4,337	16,546	12,694	37,462
License fees	—	(999)	165	490	1,165

Total operating expenses	40,145	14,212	35,520	28,798	50,371

Loss from operations	(39,007)	(14,212)	(35,520)	(28,798)	(50,371)

Interest and other income	262	30	903	2,387	3,961
Interest and other (expense)	(68)	(261)	(2,610)	—	—

Net loss	$(38,813)	$(14,443)	$(37,227)	$(26,411)	$(46,410)

Basic and diluted net loss per share	$(1.16)	$(0.69)	$(2.04)	$(1.45)	$(2.58)

Shares used to calculate net loss per share	33,593	20,952	18,281	18,187	17,981

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,817	$5,165	$14,290	$37,100	$57,914
Working capital	52,407	3,404	4,258	34,385	51,334
Total assets	65,131	6,411	23,717	38,717	59,452
Total debt	—	—	15,000	—	—
Accumulated deficit	(216,852)	(178,039)	(163,596)	(126,369)	(99,958)
Total stockholders’ equity	54,264	4,241	5,106	35,176	52,357

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in this annual report.
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the FDA approved our NDA for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.
Our principal focus is on commercial activities relating to Silenor. We have increased our headcount from 5 employees as of March 2010 to 40 employees as of February 15, 2011. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. In February 2011, we engaged Publicis to provide us with an additional 35 sales representatives. As a result, we believe that as of the early second quarter of 2011 Silenor will be supported by 250 sales representatives, all of whom will promote Silenor in the primary detail position. We have also established the manufacturing and distribution channel for Silenor through agreements with third-party suppliers and service providers, and we have established reimbursement coverage for Silenor with numerous private and government payors.
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

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of December 31, 2010, we have not received any returns.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we will defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the year ended December 31, 2010, we recognized product revenue of $1.4 million, which was net of estimated product sales discounts and allowances. At December 31, 2010, we had a deferred revenue balance of $3.5 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.3 million as of December 31, 2010.
Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology and provide a basis for estimating future product returns on sales to customers at the time of product shipment, we are analyzing many factors, including industry data of product return rates, and tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel. We may use some or all of these factors in establishing a basis for estimating future product returns on sales to customers at the time of product shipment.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We recorded the discount as an allowance against accounts receivable and a reduction of revenue. At December 31, 2010 and 2009, the allowance for prompt pay discounts was $114,000 and $0, respectively.
Product Launch Discounts. For a limited time that ended September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. We recorded the discount as an allowance against accounts receivable and a reduction of revenue based on orders placed. At December 31, 2010 and 2009, the allowance for product launch discounts was $277,000 and $0, respectively.
Patient Discount Programs. We offer discount card programs to patients who are prescribed Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We estimate the total amount that will be redeemed based on the dollar amount of the discount, the timing and quantity of distribution and historical redemption rates. We accrued the discount and recognized a reduction of revenue. At December 31, 2010 and 2009, the accrual for patient discount programs was $182,000 and $0, respectively.
Distribution Service Fees. We pay distribution service fees to each wholesaler for distribution and inventory management services. We accrued for the fees based on contractually defined terms with each wholesaler and recognized a reduction of revenue. At December 31, 2010 and 2009, the accrual for distribution service fees was $276,000 and $0, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrued chargebacks based on contract prices and sell-through sales data obtained from third-party information. At December 31, 2010 and 2009, the accrual for chargebacks was $9,000 and $0, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrued rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At December 31, 2010 and 2009, the accrual for rebates was $6,000 and $0, respectively.
The following table summarizes the activity for the year ended December 31, 2010 associated with product sales discounts and allowances, with amounts shown in thousands. There was no activity in 2009 for product sales discounts and allowances.

						Total
						Accrued
	Prompt	Product	Patient		Charge-	Sales
	Pay	Launch	Discount	Distribution	backs and	Discounts
	Discounts	Discounts	Fees	Service Fees	Rebates	and Allowances
Balance at January 1, 2010	$—	$—	$—	$—	$—	$—
Provision made for sales during period	114	277	214	410	15	1,030
Payments	—	—	(32)	(134)	—	(166)

Balance at December 31, 2010	$114	$277	$182	$276	$15	$864

For a limited time that ended September 30, 2010, we offered stocking allowances on the first order made by wholesale distributors and retail pharmacies. As of December 31, 2010, we had no remaining obligations for stocking allowances.
Cost of Sales
Cost of sales include the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties associated with our license agreement with ProCom.
Inventory
Our inventories are valued at the lower of cost, on a FIFO basis, or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record a reserve for expired inventory as of December 31, 2010.
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

Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including an estimate of future volatility, expected forfeitures and the expected term of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the SEC’s Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vested upon achieving certain performance conditions, generally pertaining to approval of the Silenor NDA by the FDA, the commercial launch of Silenor, or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition are determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved.
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
Income Taxes
Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income.

Results of Operations
Comparisons of the Years Ended December 31, 2010, 2009 and 2008
Product Sales. Net product sales for 2010, 2009, and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Gross product sales	$1,704	$—	$—	$1,704	$—	N/A	N/A
Discounts and allowances	(322)	—	—	(322)	—	N/A	N/A

Total net product sales	$1,382	$—	$—	$1,382	$—	N/A	N/A

Product sales represent sales of Silenor for which we have recognized revenue. We recognized net product sales of $1,382,000 for 2010 and had no product sales in 2009 and 2008 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, stocking incentives, patient discount programs, distribution service fees, chargebacks and rebates, totaled $322,000 for 2010, compared to $0 in the same period in 2009 and 2008. As a percentage of gross sales, the reductions were 18.9% for 2010.
Net product sales are expected to increase in 2011 over 2010 primarily due to Silenor being commercially available for all of 2011 and our continuing marketing efforts.
Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties associated with our license agreement. Cost of sales for 2010, 2009, and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Cost of sales	$244	$—	$—	$244	$—	N/A	N/A

We recognized cost of sales of $244,000 for 2010 relating to product dispensed through prescriptions, which we estimated using an analysis of third-party information. We had no cost of sales in 2009 and 2008 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $1,138,000 for 2010. Expressed as a percentage of net product sales, gross margin was 82.3% in 2010.
Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Selling, general and administrative expense for 2010, 2009 and 2008 are summarized in the following tables (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Marketing, personnel and other costs	$31,167	$6,237	$14,555	$24,930	$(8,318)	400%	(57)%
Share-based compensation	5,412	4,637	4,254	775	383	17%	9%

Total selling, general and administrative expenses	$36,579	$10,874	$18,809	$25,705	$(7,935)	236%	(42)%

Sales and marketing	$24,591	$1,461	$6,388	$23,130	$(4,927)	1,583%	(77)%
General and administrative	11,988	9,413	12,421	2,575	(3,008)	27%	(24)%

Total selling, general and administrative expenses	$36,579	$10,874	$18,809	$25,705	$(7,935)	236%	(42)%

Selling and marketing expenses increased $23.1 million for 2010 compared to 2009 due to the costs associated with the commercial activities and launch of Silenor. Launch costs included the training and deployment of Somaxon’s sales representatives, sample distribution, and other promotional spending and consulting costs. General and administrative expenses increased $2.6 million for 2010 compared to 2009 primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount in 2010 compared to 2009.

Selling and marketing expenses decreased $4.9 million for 2009 compared to 2008 primarily due to a reduction in market preparation activities as a result of the delay in the FDA approval process for Silenor. Personnel and related costs also decreased as a result of our cost reduction measures, including a reduction in headcount. The decrease in personnel costs from the reduction in workforce was partially offset by expenses incurred in conjunction with severance arrangements entered into during 2009. General and administrative expenses decreased $3.0 million for 2009 compared to 2008 primarily due to a reduction in personnel and related costs as a result of our cost reduction measures, including a reduction in headcount and lower legal, audit and consulting fees during 2009. The decrease in personnel costs from the reduction in workforce was partially offset by expenses incurred in conjunction with severance arrangements entered into during 2009.
We expect our selling, general and administrative expenses to increase in 2011 over 2010 levels as we focus on sales and marketing activities for Silenor throughout the full year and as we expect to have an overall increase in headcount for 2011 compared to 2010. We are unable to estimate with certainty our future selling, general and administrative expenses, in part because we cannot forecast with any degree of certainty the cost of commercial activities, the likelihood of commercial success, and to what degree such activities would affect our capital requirements.
Research and Development Expense. Our most significant research and development costs during 2010 were salaries, benefits, and share-based compensation expense related to our research and development personnel while our most significant external costs were associated with our development program for Silenor. Research and development expense for 2010, 2009 and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Personnel and other costs	$1,824	$1,732	$6,190	$92	$(4,458)	5%	(72)%
Silenor development work	448	1,079	8,311	(631)	(7,232)	(58)%	(87)%
Share-based compensation	1,294	1,526	2,045	(232)	(519)	(15)%	(25)%

Total research and development expense	$3,566	$4,337	$16,546	$(771)	$(12,209)	(18)%	(74)%

Research and development expense decreased $0.8 million for 2010 compared to 2009 primarily due to lower development expenses and share-based compensation expense. Silenor development expenses decreased because of the lower level of activity relating to both the NDA and non-clinical studies during 2010 as compared to 2009. Share-based compensation was lower in 2010 as 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements.
Research and development expense decreased $12.2 million for 2009 compared to 2008 primarily due to a decrease in drug development activities for Silenor as a result of the completion during 2008 of our cardiac study for Silenor and the delay in the FDA approval process for Silenor. Offsetting these reductions in expense was a payment to our Silenor packaging supplier for purchase authorizations for certain expired raw materials. Personnel and other costs decreased as a result of a reduction in headcount, which occurred as part of our cost reduction measures. This reduction in headcount also caused a decrease in share-based compensation expense, but this decrease was partially offset by accelerated vesting and continued vesting under consulting arrangements for certain employees whose employment was terminated. The consulting arrangements were considered non-substantive for accounting purposes, and the full value of the awards expected to vest over the consulting arrangement was expensed at the time employment was terminated. The decrease in share-based compensation expense was further offset by share-based compensation expense incurred in conjunction with our one-time stock option exchange program in June 2009.
We expect our research and development expenses to decrease in 2011 over 2010 levels as we focus on commercial activities relating to Silenor. We are unable to estimate with certainty our future research and development expenses in part because we cannot forecast with any degree of certainty whether we will potentially pursue the development of other product candidates, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

License fees. License fees for 2010, 2009 and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
License fees	$—	$(999)	$165	$999	$(1,164)	(100)%	(705)%

We had no license fees expense in 2010. In March 2009, we entered into an agreement with a third party to mutually terminate our license for nalmefene. Pursuant to the termination agreement, the third party paid us a $1.0 million termination fee which we included as a reduction of license fees for 2009.
License fees decreased $1.2 million for 2009 compared to 2008 primarily due to the termination payment relating to our nalmefene license agreement. Also contributing to the decrease was a payment we made of $0.2 million during the third quarter of 2008 under a license arrangement for the exclusive rights to purchase a certain ingredient used in our formulation for Silenor.
Interest and Other Income. Interest and other income for 2010, 2009 and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Interest and other income	$262	$30	$903	$232	$(873)	773%	(97)%

Interest and other income increased $0.2 million for 2010 compared to 2009 primarily due to the $0.2 million one-time grant that we were awarded under the Qualifying Therapeutic Discovery Project program included in the Patient Protection and Affordable Health Care Act of 2010.
Interest and other income decreased $0.9 million for 2009 compared to 2008 due to lower average cash and marketable security balances as well as lower interest rates compared to the prior year.
Interest and Other (Expense). Interest and other (expense) for 2010, 2009 and 2008 are summarized in the following table (in thousands, except percentages).

				Dollar Change		Percent Change
	Years Ended December 31,			2010 vs.	2009 vs.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008	2009	2008
Interest and other (expense)	$(68)	$(261)	$(2,610)	$193	$2,349	(74)%	(90)%

Interest and other (expense) decreased $0.2 million for 2010 compared to 2009 due to the repayment in full of our debt obligations in March 2009.
Interest and other (expense) decreased $2.3 million for 2009 compared to 2008 due to our March 2009 debt repayment.
Liquidity and Capital Resources
As of December 31, 2010, we had $54.8 million in cash, cash equivalents and short-term investments, representing an increase of $49.7 million from December 31, 2009. The increase was due to two public offerings of our common stock we conducted in 2010. In March 2010, we completed a public offering of 6,900,000 shares of our common stock for aggregate net proceeds of approximately $52.7 million. In November 2010, we completed a public offering of 8,800,000 shares of our common stock for aggregate net proceeds of approximately $24.8 million.
We have invested a substantial portion of our available cash in marketable securities. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. All of our investments in marketable securities and money market funds continue to be highly rated, highly liquid and have readily determinable fair values. As a result, none of our securities are considered to be impaired.

We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. As a result, we may need to obtain additional funds to finance our operations in the future. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all.
We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of December 31, 2010 will be sufficient to fund our operations through at least the first quarter of 2012. The actual period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner P&G;
•	the costs of establishing or contracting for commercial programs and resources;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
We may not be successful in obtaining additional financing when needed. If available, financing may not be obtained on terms favorable to us or our stockholders. If we are unsuccessful in raising sufficient additional funds, our growth plans and our financial condition or results of operations could be materially adversely impacted, and we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all of our rights to Silenor, renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $67.1 million in any combination of debt securities, common and preferred stock and warrants. These registration statements could allow us to seek additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3.
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

In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of health care in the United States. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased potential returns from our pharmaceutical products and any development efforts.
Cash Flows
Net cash used in operations was $29.7 million for 2010 compared to $9.6 million in 2009. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2010 as compared to 2009.
Net cash used in investing activities was $35.7 million for 2010 compared to net cash provided by investing activities of $11.2 million in 2009. Results for 2010 reflect purchases of $46.5 million of marketable securities, proceeds from the sale of marketable securities of $12.3 million, and a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor. Results for 2009 reflect purchases of marketable securities of $2.5 million, proceeds from the sale of marketable securities of $5.6 million, and the release of restricted cash of $8.1 million in connection with the repayment of our bank debt. The increase in purchases of marketable securities is due to the investment of proceeds received from our public offerings in 2010.
Net cash provided by financing activities was $81.3 million for 2010 compared to net cash used in financing activities of $7.6 million in 2009. Our 2010 results reflect cash proceeds of $77.6 million from our public offerings and proceeds of $3.8 million from the exercise of warrants and stock options. Results for 2009 reflect the repayment of $15.0 million of our bank debt and cash proceeds of $5.7 million from the issuance of common stock and warrants in July 2009.
Loan Agreement
On February 7, 2011, we entered into a loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. The revolving loan bears interest at a variable rate of interest, per annum, at our option of either LIBOR plus 3.00% or Comerica’s prime rate plus 0.50%, which as of February 2011 were 3.26% and 3.75%, respectively. Interest payments on advances made under the loan agreement are due and payable in arrears on the first business day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013, subject to certain conditions. Once we have two consecutive quarters of profitability, the amounts we borrow are limited to a percentage of our accounts receivable. There is a non-refundable unused commitment fee equal to 0.25% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $5.0 million and to maintain 50% of any other cash balances with Comerica and any other cash or investments must be covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, once we have two consecutive quarters of profitability, minimum EBITDA requirements. We have currently met all of our obligations under the loan agreement.

Litigation
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. Each of the notices included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters.
The prosecution of the lawsuits against Actavis, Mylan and Par will increase our cash expenditures. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Contractual Obligations
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2010 (in thousands):

	Payments Due By Period
		2012	2014
		through	through	After
	2011	2013	2015	2015	Total
Non-cancellable purchase orders	$2,273	$—	$—	$—	$2,273
Other contractual obligations	6,426	250	—	—	6,676
Operating lease obligations	65	21	4	—	90

Total	$8,764	$271	$4	$—	$9,039

We entered into a license agreement with ProCom to acquire the rights to develop and commercialize Silenor. Pursuant to this agreement, we obtained exclusive, sub-licensable rights to the patents and know-how for certain indications. This license agreement required us to pay an upfront payment as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreement until the expiration of the applicable patents. Royalty payments due under the terms of the in-license agreement are recorded as an accrued liability as of December 31, 2010. The royalty payments will be recognized as an expense when the related shipment is recognized as revenue. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.
In July 2010, we entered into a professional detailing services agreement with Publicis, under which Publicis has agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, one regional field coordinator and one national business director, all of whom will be employees of Publicis. In February 2011 we entered into an amendment with Publicis, under which Publicis has agreed to provide sales support to promote Silenor in the U.S. through an additional 35 full-time sales representatives and one additional regional field coordinator, all of whom will be employees of Publicis. Prior to the first anniversary of the deployment of Publicis’ initial 110 sales representatives, we have the right to terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have estimated this specified amount as of December 31, 2010 and included this amount in the table above.
In August 2010, we entered into a co-promotion agreement with P&G, under which P&G will provide sales support to promote Silenor in the U.S. through its team of full-time sales representatives. Beginning in January 2011, P&G will also provide certain managed care support services. We will recognize the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we are required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. We have included the amounts of the fixed fees in the table above. At December 31, 2010, fixed fees due amounted to $1.4 million, which is recorded as an accrued liability and is not reflected in the table above. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.
We have contracted with various consultants and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, and activities to support the marketing of Silenor. The contracts are generally terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have employment agreements with each of our current executive officers that provide for severance payments and accelerated vesting for certain share-based awards if their employment with us is terminated under specified circumstances.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU 2009-13 to have a material impact on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents at December 31, 2010 consists primarily of money market funds and available-for-sale securities. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. We also periodically invest in U.S. government debt securities. To the extent we hold securities other than money market funds, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.
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
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of our most recent fiscal year. This effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
At March 3, 2011, our board of directors consisted of the following members:

Name	Age	Position with the Company
David F. Hale	62	Chairman of the Board
Richard W. Pascoe	47	Director, President and Chief Executive Officer
Erle T. Mast	48	Director, Chairman of the Audit Committee
Kurt von Emster	43	Director, Chairman of the Nominating/Corporate Governance Committee
Terrell A. Cobb	61	Director
Michael L. Eagle	63	Director
Faheem Hasnain	52	Director
Thomas G. Wiggans	59	Director, Chairman of the Compensation Committee
David F. Hale is one of our co-founders and has served as Chairman of the Board of Directors since our founding in August 2003. He also served as our interim Chief Executive Officer from January 2008 until August 2008. Mr. Hale has served as Chairman and Chief Executive Officer of Hale BioPharma Ventures since May 2006. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, from October 2000 until it merged with Micromet AG in 2006. He served as a director of CancerVax from December 2000 until the merger with Micromet Inc., and he currently serves as Chairman of Micromet’s board of directors. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a specialty pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor, from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President, Chief Operating Officer and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the Board of Santarus, Inc. and the privately held companies SkinMedica, Inc., Ridge Diagnostics, Automedics, Inc., Advantar Laboratories, Crisi Medical Systems and Neurelis, Inc. He also was a founder and serves as a member of the Board of Directors of Conatus Pharmaceuticals, Inc., and served on the Board of Directors of Verus Pharmaceuticals, Inc. Mr. Hale was formerly a director of Metabasis Therapeutics, Inc. from 1998 through January 2010, including its Chairman of the Board from 2006 through January 2010.
Mr. Hale is a member of the boards of directors of industry organizations including BIOCOM/San Diego and the Biotechnology Industry Organization (BIO), is a member of the board of directors of Rady Children’s Hospital and Health Center and the Sanford-Burnham Medical Research Institute and was Chairman of CONNECT from July 2004 to January 2011. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University. Mr. Hale’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Hale should serve as a director of the company and as its non-executive chairman of the board.
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

Erle T. Mast has served on our board of directors since June 2008. Mr. Mast currently serves as Executive Vice President and Chief Financial Officer and is a co-founder of Clovis Oncology, Inc., an emerging biopharmaceutical company. Previously, Mr. Mast was Chief Financial Officer of Pharmion Corporation from 2002 until its acquisition by Celgene Corporation in March 2008. Mr. Mast was also an Executive Vice President of Pharmion from February 2007 until the acquisition. He was Vice President of Finance for Dura Pharmaceuticals, Inc. from 1997 until its acquisition by Elan Corporation, plc in 2000, and thereafter he was Chief Financial Officer of Elan’s Global Biopharmaceuticals business until 2002. Prior to that, Mr. Mast was a partner with Deloitte & Touche, LLP. Mr. Mast has been a director of Zogenix, Inc. since 2008 and was a director of Verus Pharmaceuticals, Inc. from 2007 to 2009. Mr. Mast graduated from California State University, Bakersfield with a degree in business administration. Mr. Mast’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, including his specific experience and skills that qualify Mr. Mast to be our “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Mast should serve as a director of the company.
Kurt von Emster, CFA has served as a member of our board of directors since August 2005. Mr. von Emster is currently Managing Director of venBio LLC. From November 2000 through February 2009, Mr. von Emster was a General Partner and Portfolio Manager for the MPM BioEquities Fund. Prior to joining MPM, Mr. von Emster spent 11 years with Franklin Templeton Group as a Vice President and Portfolio Manager where he managed over $2 billion in health and biotech funds. In his tenure at Franklin, Mr. von Emster was responsible for building the health care group and was responsible for conceiving and developing seven different life science investment products for Franklin. Mr. von Emster holds the Chartered Financial Analyst designation (CFA), is a member of the Association for Investment Management and Research and is a member of the Security Analysts of San Francisco. Mr. von Emster currently serves on the board of directors of Metabolex, a private drug development company. Mr. von Emster is a past director of Facet Biotech Corporation, a public biotech company sold to Abbott Labs in 2010 and past Board Observer at Acceleron Pharmaceuticals, a private biotechnology company. He has a degree from the University of California at Santa Barbara in Business and Economics and in 2010, completed the Director College Executive Education Program at the Rock Center for Corporate Governance at Stanford University. Mr. von Emster’s depth and diversity of experience on boards of directors of public and private biotechnology companies and in evaluating and investing in biotech companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. von Emster should serve as a director of the company.
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
Michael L. Eagle has served on our board of directors since May 2007. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Since retiring from Eli Lilly, he has served as a founding member of Barnard Life Sciences, LLC. Mr. Eagle earned his B. S. degree in mechanical engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University. He serves on the board of directors of Cadence Pharmaceuticals and on the Board of Trustees of the La Jolla Playhouse and Futures for Children. Mr. Eagle’s depth and diversity of experience on boards of directors and in senior management of public and private pharmaceutical and medical device companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Eagle should serve as a director of the company.

Faheem Hasnain has served on our board of directors since September 2010. Mr. Hasnain is currently president, chief executive officer and a director of Receptos, Inc., a position he has held since December 2010. Previously, Mr. Hasnain was president, chief executive officer and a director of Facet Biotech Corporation from December 2008 until its acquisition by Abbott Laboratories in April 2010. Mr. Hasnain was president, chief executive officer and a director of PDL BioPharma, Inc. from October 2008 until Facet Biotech was spun off from PDL BioPharma in December 2008. From October 2004 to September 2008, Mr. Hasnain served at Biogen Idec Inc., most recently as executive vice president in charge of the oncology/rheumatology strategic business unit. Prior to Biogen Idec, Mr. Hasnain was president of Oncology Therapeutics Network, a subsidiary of Bristol-Myers Squibb Company, from March 2002 to September 2004. From 2000 to 2002, Mr. Hasnain served as vice president, global eBusiness, at GlaxoSmithKline and, from 1988 to 2000, he served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing. Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada. Mr. Hasnain’s depth and diversity of experience on boards of directors and in senior management of public and private specialty and non-specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Hasnain should serve as a director of the company.
Thomas G. Wiggans has served on our board of directors since June 2008. Mr. Wiggans served as Chief Executive Officer of Peplin, Inc. from August 2008 until Peplin’s acquisition by LEO Pharma A/S in November 2009, and as Chairman of Peplin’s Board of Directors from October 2007 until such acquisition. Mr. Wiggans served as Chief Executive Officer of Connetics Corporation from 1994 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. Mr. Wiggans was also Chairman of the Board of Connetics from January 2006 until the acquisition. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc. He served in various positions at Ares-Serono Group from 1980 to 1992, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans currently serves on the boards of directors of Sangamo Biosciences, Inc., Onyx Pharmaceuticals, Inc. and Victory Pharma Inc. Mr. Wiggans also serves as Chairman of the Board of Excaliard Pharmaceuticals, Inc. He is also on the Board of Trustees of the University of Kansas Endowment Association. In addition, Mr. Wiggans is Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. Mr. Wiggans’ depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Wiggans should serve as a director of the company.
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
We believe our chief executive officer and our chairman have an excellent working relationship. By clearly delineating the role of the chairman position in our corporate governance guidelines, we ensure there is no duplication of effort between the chief executive officer and the chairman. We believe this provides strong leadership for our board, while also positioning Mr. Pascoe as the leader of the company in the eyes of our collaborators, vendors, employees and other stakeholders.

Our board has five independent members and three non-independent members. A number of our independent board members are currently serving or have served as members of senior management of other public companies and have served as directors of other public companies. We have three board committees comprised solely of independent directors, each with a different independent director serving as chair of the committee. We believe that the number of independent, experienced directors that make up our board, along with the independent oversight of the board by the non-executive chairman, benefits our company and our stockholders.
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
Audit Committee and Financial Expert
Our audit committee currently consists of Mr. Mast (chair), Mr. Eagle, and Mr. von Emster, each of whom our board of directors has determined is independent within the meaning of the independent directors standards of the SEC and the Nasdaq Stock Market, Inc. Our board of directors has determined that Mr. Mast qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.
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

Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2010.
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
Erle T. Mast, Chairman
Michael L. Eagle
Kurt von Emster
Executive Officers
At March 3, 2011, our executive officers consisted of the following:

Name	Age	Position with the Company
Richard W. Pascoe	47	President and Chief Executive Officer
Tran B. Nguyen	37	Senior Vice President and Chief Financial Officer
Jeffrey W. Raser	50	Senior Vice President, Chief Commercial Officer
Brian T. Dorsey	42	Senior Vice President, Technical Operations
Matthew W. Onaitis	40	Senior Vice President, General Counsel and Secretary
See “Board of Directors” for the biography of Mr. Pascoe.
Tran B. Nguyen has served as our Vice President and Chief Financial Officer since April 2010 and as our Senior Vice President and Chief Financial Officer since February 2011. Mr. Nguyen brings to the Company more than 10 years of finance experience primarily focused in the life science industry. Previously, Mr. Nguyen was Vice President and Chief Financial Officer at Metabasis Therapeutics, Inc., a biopharmaceutical company, where he was responsible for managing all finance and accounting activities, and played a significant role in strategic and operating decisions from March 2009 until the company was sold to Ligand Pharmaceuticals Incorporated in January 2010. Prior to joining Metabasis, Mr. Nguyen was a Vice President in the Healthcare Investment Banking group at Citi Global Markets, Inc. from May 2007 until January 2009, where he was responsible for senior and junior relationship management of small-to-large-cap biotechnology and specialty pharma companies on the West Coast. Mr. Nguyen served in the Healthcare Investment Banking group at Lehman Brothers, Inc. as a Vice President from January 2006 until April 2007, and as an associate from July 2004 until December 2005 where he was responsible for executing various transactions including equity, equity-linked, debt, and mergers and acquisitions for small-to-large-cap biotechnology and specialty pharma companies. Mr. Nguyen received a B.A. in Economics and Psychology from Claremont McKenna College, and an M.B.A. from the Anderson School of Management at U.C.L.A.
Jeffrey W. Raser is one of our co-founders and served as our Senior Vice President, Sales and Marketing since our inception in August 2003 until April 2010, when Mr. Raser was named our Senior Vice President, Chief Commercial Officer. From 2000 to 2003, Mr. Raser was the Senior Vice President, Corporate Development and Marketing for CancerVax Corporation, a biopharmaceutical company focused on the development of immunotherapeutic products for the treatment of cancer. Prior to CancerVax, from 1998 to 2000 he served as Senior Vice President of Sales and Marketing for Women First HealthCare, a specialty pharmaceutical company. Mr. Raser also held a variety of positions at Roche Laboratories, a pharmaceutical company, in sales, marketing and strategic planning and at Lederle Laboratories, a pharmaceutical company, in government and corporate affairs. Mr. Raser holds a B.A. from Franklin and Marshall College.

Brian T. Dorsey joined us as Executive Director, Manufacturing and Program Management in March 2005. He was later promoted to Vice President, Manufacturing and Program Management in November 2006, named Vice President, Product Development in January 2007 and named Senior Vice President, Technical Operations in April 2010. From April 2002 to March 2005, Mr. Dorsey served as Head of Project Management, Medical Writing and Library Services at Maxim Pharmaceuticals Inc., a biopharmaceutical company. From May 2001 to April 2002, Mr. Dorsey served as Director, Head of Biopharmaceutical Project Management at Baxter Bioscience, a division of Baxter Healthcare Corporation. Previously, Mr. Dorsey served as a Global Project Leader / Project Director at Pfizer Global Research and Development (Agouron). Mr. Dorsey received his B.S. in chemistry and his Masters degree in executive leadership, both from the University of San Diego.
Matthew W. Onaitis joined us as Vice President, Legal Affairs and Secretary in May 2006. He was later promoted to Vice President, General Counsel and Secretary in January 2007 and named Senior Vice President, General Counsel and Secretary in April 2010. From January 2006 to May 2006, Mr. Onaitis served as Associate General Counsel at Biogen Idec Inc., a biopharmaceutical company. From June 2004 to December 2005, Mr. Onaitis was Director, Legal Affairs at Elan Corporation plc, a biopharmaceutical company. Mr. Onaitis practiced corporate and commercial law in private practice from 1998 to June 2004, which included a secondment to Elan from October 2003 to June 2004. Mr. Onaitis holds a J.D. from Stanford Law School and a B.S. in mechanical engineering from Carnegie Mellon University.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10% or more of our common stock are required to file with the SEC on a timely basis initial reports of beneficial ownership and reports of changes regarding their beneficial ownership of our common stock. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010, except for one Form 4 by Mr. Dorsey that was one day late.
Code of Ethics
We have established a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our internet website at www.somaxon.com. The Code of Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2003 and Item 406 of Regulation S-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis describes our overall compensation policies and practices and specifically analyzes the total compensation for the following executive officers, also referred to herein as our Named Executive Officers:
•	Richard W. Pascoe, President, Chief Executive Officer and Director,
•	Tran B. Nguyen, Senior Vice President and Chief Financial Officer,
•	Jeffrey W. Raser, Senior Vice President and Chief Commercial Officer,
•	Brian T. Dorsey, Senior Vice President, Technical Operations, and
•	Matthew W. Onaitis, Senior Vice President and General Counsel.

All of our compensation programs are designed to attract and retain key employees and to motivate them to achieve key strategic performance measures to create long-term shareholder value. With respect to the compensation of our Named Executive Officers, we believe that their compensation should largely reflect their success as a management team in meeting key corporate objectives, rather than as individual contributors. As a result, we believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the main basis for determining their overall compensation.
Our compensation program is designed to achieve these objectives through a combination of the following types of compensation: base salary, performance-based cash bonus awards, performance-based equity awards and time-based equity awards. Base salary is intended to provide a baseline level of compensation for our Named Executive Officers. The remaining types of compensation, which in the aggregate represent the majority of our Named Executive Officers’ total compensation as shown in our Summary Compensation Table below, tie compensation directly to the achievement of corporate objectives, increases in our stock price or both. Each element of our executive compensation program is discussed in greater detail below.
We believe that the total compensation received by our Named Executive Officers relating to 2010 was appropriate when viewed in light of the following key corporate achievements during 2010:
•	On March 17, 2010, the FDA approved our NDA for Silenor for the treatment of insomnia characterized by difficulty with sleep maintenance.
•	On March 31, 2010, we completed a public offering of common stock to fund the commercialization of Silenor, the net proceeds from the sale of which, after underwriting discounts and commissions and estimated offering expenses, were approximately $52.7 million.
•	On August 25, 2010, we entered into a co-promotion agreement with P&G relating to Silenor, which included a right of first negotiation for P&G regarding OTC rights to Silenor.
•	On September 20, 2010, full-scale, field-based promotion of Silenor began with the deployment of our 110 contract sales representatives and P&G’s 105 sales representatives, targeting approximately 35,000 physicians and 25,000 pharmacies across the U.S.
•	In November 2010, we completed an additional public offering of common stock to fund the commercialization of Silenor, the net proceeds of which, after underwriting discounts and commissions and estimated offering expenses, were approximately $24.8 million.
•	Our stock price increased 192% from December 31, 2009 to December 31, 2010.
Overview of Total Compensation and Process
Elements of total compensation for our Named Executive Officers include:
•	base salary, which is initially negotiated with the executive when the executive is hired and is reviewed by the compensation committee annually,
•	annual cash bonus awards, which reward annual company performance based on pre-determined objectives,

•	performance-based equity awards, which reward company performance based on pre-determined criteria for key corporate objectives,
•	time based equity awards, which reward company performance as reflected in its stock price over time, and
•	other benefits, such as health insurance benefits.
Each of these is described in more detail below.
The compensation committee has the primary authority to determine our company’s compensation philosophy and to establish compensation for our Named Executive Officers. Each year, generally in the first quarter, the compensation committee, which consists entirely of independent members of our board of directors, reviews the performance of each of our Named Executive Officers during the previous year. In connection with this review, the compensation committee typically reviews and resets base salaries for our Named Executive Officers, determines their annual cash bonuses relating to prior year performance, approves elements of the incentive bonus plan for the current year, including target bonuses and corporate objectives, and grants equity awards to our Named Executive Officers and certain other eligible employees. The compensation committee also has the discretion to make adjustments to executive compensation at other times during the year.
In making these compensation decisions, it has been the practice of our compensation committee to review the historical levels of each element of each Named Executive Officer’s total compensation (salary, bonus, equity awards and other benefits) and to compare each element with that of the executive officers in an appropriate group of comparable specialty pharmaceutical companies.
With respect to the compensation committee’s executive compensation review in early 2010, the committee authorized management to engage Barney & Barney Compensation Consulting, or Barney & Barney, to perform an assessment of our group of comparable specialty pharmaceutical companies. Our management reviewed with Barney & Barney the comparison group that we used in 2009, and this review resulted in a new comparison group for 2010 that possessed the following characteristics at the time of selection:
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

The changes made to the selection criteria for the 2010 comparison group reflected a desire on the part of the compensation committee to include for their consideration on a forward-looking basis, in advance of the commercialization of Silenor, a small number of companies having commercial operations. The committee reviewed compensation information relating to this sub-group both separately and as part of the entire comparison group, in each case in light of the company’s status with respect to commercialization efforts, in connection with determining 2010 compensation.
Barney & Barney compiled competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze in making executive compensation decisions during 2010.
With respect to the compensation committee’s executive compensation review in early 2011, the committee authorized management to engage Barney & Barney to perform another assessment of our group of comparable specialty pharmaceutical companies. Our management reviewed with Barney & Barney the comparison group that we used in 2010, and this review resulted in a new comparison group for 2011 that possessed the following characteristics at the time of selection:
•	market capitalizations between $100 and $500 million,
•	most advanced product in a pivotal clinical trial, NDA filed, FDA approved but awaiting launch, or marketed,
•	less than 250 employees, and
•	a reasonable expectation that we could compete with these companies to fill senior management positions.
The compensation committee then approved the companies comprising the comparison group. The companies in the group were:

•	Affymax Inc.	•	Ligand Pharmaceuticals, Inc.

•	Allos Therapeutics, Inc.	•	MAP Pharmaceuticas, Inc.

•	Arena Pharmaceuticals, Inc.	•	Neurocrine Biosciences, Inc.

•	Avanir Pharmaceuticals, Inc.	•	Neurogesx Inc.

•	Biocryst Pharmaceuticals, Inc.	•	Optimer Pharmaceuticals, Inc.

•	Cadence Pharmaceuticals Inc.	•	Orexigen Therapeutics, Inc.

•	Columbia Laboratories Inc.	•	Pain Therapeutics, Inc.

•	Cornerstone Therapeutics, Inc.	•	Santarus, Inc.

•	Dyax Corp.	•	Spectrum Pharmaceuticals, Inc.

•	Dynavax Technologies Corp.	•	Sunesis Pharmaceuticals, Inc.

•	GTX Inc.	•	Transcept Pharmaceuticals, Inc.

•	Idenix Pharmaceuticals, Inc.	•	Vanda Pharmaceuticals, Inc.

The changes made to the selection criteria for the 2011 comparison group reflect a desire on the part of the compensation committee to include additional companies having commercial operations as a result of the launch of Silenor. The committee intends to review compensation information relating to this sub-group both separately and as part of the entire comparison group, in each case in light of the company’s status with respect to commercialization efforts, in considering future compensation determinations.
Barney & Barney compiled competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze in making executive compensation decisions during 2011.
With respect to Named Executive Officers for which the publicly available competitive information from the comparison group was not sufficient to provide meaningful analysis in 2010 and 2011, Barney & Barney provided the compensation committee with competitive information relating to such officers’ positions from one or more executive compensation surveys.
With respect to survey data not relating to our comparison groups that was reviewed by the compensation committee in 2010 and 2011, the identities of the individual companies included in the surveys were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. Instead, the compensation committee only referred to statistical summaries of such surveys.
While we believe that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely on a comparison to competitive data. While compensation paid by other companies is a factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment. As a result of this approach, there are no comparative guidelines, such as percentiles, used by our compensation committee in making compensation determinations relative to the compensation data from our comparison group. In addition, the compensation committee has discretion to make stock awards to executive officers that are outside of the ranges in previously-approved stock option grant guidelines. Our compensation committee relies upon the judgment of its members in making executive compensation decisions, after reviewing the following factors:
•	our performance against corporate objectives for the previous year,
•	difficulty in achieving desired results in the previous year and the current year,
•	the value of the executive’s unique leadership and other skills and capabilities to support our long-term performance,
•	historical compensation versus performance,
•	status relative to similarly-situated executives from our comparison group or from compensation surveys,
•	the executive’s performance generally, including against individual objectives, if any, for the previous year, and
•	the impact that any compensation awards that are payable in cash would have on our cash position.
The data regarding the compensation history and the relevant comparison group for each Named Executive Officer are provided to our Chief Executive Officer, the Chairman of the Board and the compensation committee. Our Chief Executive Officer then makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Our Chairman of the Board makes compensation recommendations to the compensation committee with respect to the Chief Executive Officer. The compensation committee considers, but is not bound to accept, these recommendations with respect to executive officer compensation. No executive officer is present at the time that his or her compensation is being discussed or determined.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. A significant percentage of total compensation is allocated to incentive compensation as a result of this philosophy. We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the compensation committee reviews historical and competitive information and applies its judgment in light of the company’s then-current circumstances regarding current and long-term goals to determine the appropriate level and mix of incentive compensation.
Elements of Executive Compensation
Summary Compensation Table
The following “Summary Compensation Table” summarizes the compensation received by the Named Executive Officers in the fiscal years ended December 31, 2010, 2009 and 2008. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. Except as set forth below, no Named Executive Officer earned any pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2010, 2009 or 2008.

						Non-Equity
		Salary	Bonus	Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	($)	($) (1)	Awards ($) (2)	Awards ($) (3)	Compensation ($) (4)	Compensation ($)	Total ($)
Richard W. Pascoe, President, Chief Executive Officer and Director (5)	2010	$456,250	$112,050	$429,500	$1,283,536	$209,875	$—	$2,491,211
	2009	$415,000	$—	$—	$1,461,045	$—	$—	$1,876,045
	2008	$163,484	$—	$24,200	$1,313,800	$—	$206,845	$1,708,329

Tran B. Nguyen, Senior Vice President and Chief Financial Officer (6)	2010	$206,193	$—	$206,500	$1,234,226	$66,394	$42,163	$1,755,476

Jeffrey W. Raser, Senior Vice President and Chief Commercial Officer	2010	$300,038	$56,732	$343,600	$962,652	$96,612	$—	$1,759,634
	2009	$270,150	$—	$—	$831,989	$—	$—	$1,102,139
	2008	$268,484	$38,588	$15,125	$293,166	$—	$—	$615,363

Brian T. Dorsey, Senior Vice President, Technical Operations	2010	$284,500	$53,130	$257,700	$641,768	$91,609	$—	$1,328,707
	2009	$253,000	$—	$—	$786,025	$—	$—	$1,039,025
	2008	$250,029	$34,500	$15,125	$244,305	$—	$—	$543,959

Matthew W. Onaitis, Senior Vice President and General Counsel	2010	$280,313	$49,613	$257,700	$641,768	$90,261	$—	$1,319,655
	2009	$236,250	$—	$—	$957,609	$—	$—	$1,193,859
	2008	$234,797	$33,750	$15,125	$244,305	$—	$—	$527,977

(1)	Amounts listed under the “Bonus” column for 2010 reflect the discretionary bonuses paid to each of the Named Executive Officers in April 2010. Amounts listed under the “Bonus” column for 2008 reflect the amounts paid to each of the Named Executive Officers in April 2008 related to the acceptance by the FDA of our NDA for Silenor.

(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718. For information about the assumptions used in the calculation of grant date fair value, see the notes to our audited financial statements included in this report. The RSUs with performance conditions granted during 2010 were considered probable of achieving their vesting conditions at the date of grant and the full grant date fair value of such RSUs is included in the “Stock Awards” column above. The stock awards with performance conditions granted during 2008 and 2009 were not considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. The full grant date fair value of all stock awards granted during 2008 and 2009 which vested upon achieving performance conditions is, however, provided in the table following the footnotes to this Summary Compensation Table.

(3)	The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report. None of the stock options with performance conditions that were granted in 2009 and 2008 were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. No performance-based stock options were granted during 2010. The full grant date fair value of stock options which vested upon achieving performance conditions is, however, provided in the table following the footnotes to the Summary Compensation Table. Amounts included in the “Option Awards” column for 2009 include the fair value of replacement awards granted in our stock option exchange program which was completed in June 2009. The fair value of the replacement awards granted in the stock option exchange program is the sum of the unrecognized expense from the original award at the time of the exchange, plus the incremental value from the replacement award. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange.

(4)	Amounts reflect the bonuses earned during 2010 under our 2010 Incentive Plan. Such bonuses were paid in February 2011.

(5)	Mr. Pascoe became our President and Chief Executive Officer in August 2009. Amounts included in “All Other Compensation” reflect the sum of: (a) a $25,000 signing bonus paid at the time Mr. Pascoe joined us, plus the gross-up for taxes of $18,668 on such signing bonus, and (b) amounts reimbursed to Mr. Pascoe of $102,276 incurred in connection with his relocation to San Diego, California from Massachusetts, plus $60,901 for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego, reasonable expenses relating to the sale of Mr. Pascoe’s home in Massachusetts, closing costs associated with the purchase of a primary residence in San Diego and moving of household goods.

(6)	Mr. Nguyen became our Vice President and Chief Financial Officer in April, 2010, and Mr. Nguyen was promoted to Senior Vice President and Chief Financial Officer in February 2011. Amounts included in “All Other Compensation” reflect amounts reimbursed to Mr. Nguyen of $34,672 incurred in connection with his relocation to San Diego, California from San Mateo, California, plus $7,491 for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego and moving of household goods.
The following table provides the full grant date fair values for all share-based awards that were excluded from the Summary Compensation Table (see footnotes 2 and 3 above) that were granted with performance-based vesting conditions, assuming that the highest level of performance would be achieved in each case.

		Grant Date			Grant Date		Option
		Fair Value		Stock Award	Fair Value		Award
		of Stock		Vesting	of Option		Vesting
Name	Year	Awards $ (1)		Conditions	Awards (2)		Conditions
Richard W. Pascoe	2010	$—			$—		—
	2009	$100,001	(3)		$119,947	(4)
	2008	$228,400	(5)		$—		—

Tran B. Nguyen	2010	$—			$—		—

Jeffrey W. Raser	2010	$—			$—		—
	2009	$47,219	(3)		$79,965	(4)
	2008	$30,250	(5)		$—		—

Brian T. Dorsey	2010	$—			$—		—
	2009	$43,864	(3)		$79,965	(4)
	2008	$30,250	(5)		$—		—

Matthew W. Onaitis	2010	$—			$—		—
	2009	$41,089	(3)		$79,965	(4)
	2008	$30,250	(5)		$—		—

(1)	The “Grant Date Fair Value of Stock Awards” is based on the closing stock price of our common stock on the date of grant and is determined in accordance with the provisions of FASB ASC Topic 718. For information about the assumptions used in the calculation of grant date fair value, see the notes to our audited financial statements included in this report.

(2)	The “Grant Date Fair Value of Option Awards” is the grant date fair value of stock options granted during each respective year. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(3)	Amounts reflect the value of RSUs which would have vested upon completion of financing activities resulting in at least $25 million of non-restricted cash proceeds by December 31, 2009. This financing goal was not achieved, and all of the listed stock awards granted during 2009 were subsequently forfeited.

(4)	Amounts reflect the value of stock options of which 50% vested upon FDA approval of the Silenor NDA and 50% vested upon the completion of a strategic relationship with regards to the commercialization of Silenor.

(5)	Amounts reflect the value of RSUs of which 50% vested upon FDA approval of the Silenor NDA and 50% vested in connection with the first commercial sale of Silenor in the United States.
Base Salary
Base salary is intended to provide a baseline of compensation that does not fluctuate, absent merit-based increases. As a general matter, the base salary for each Named Executive Officer is initially established through negotiation at the time the officer is hired, taking into account the officer’s qualifications, experience, prior salary and competitive salary information. Each of our Named Executive Officers has entered into an employment agreement with us that prohibits the compensation committee from decreasing his base salary as part of this annual review process.
Each year, the compensation committee reviews the base salary levels of each of the Named Executive Officers, which includes an analysis of the prior year’s individual and corporate performance, historical compensation awards, our budget for merit increases, anticipated contribution to the current year’s corporate goals and comparisons to data from the companies in our comparison group and compensation surveys, if applicable, with respect to each such executive officer. Salaries are also reviewed in the case of promotions or other significant changes in responsibilities.
In April 2010, following approval of the NDA for Silenor, the compensation committee determined to increase salaries based on the criteria set forth above. In February 2011, the compensation committee again determined to increase salaries based on the criteria set forth above. The base salaries for each of 2010 and 2011 are as follows:

	Base Salary
Named Executive Officer	2009	2010	2011
Richard W. Pascoe	$415,000	$470,000	$484,100
Tran B. Nguyen	$—	$285,000	$303,850
Jeffrey W. Raser	$270,150	$310,000	$319,300
Brian T. Dorsey	$253,000	$295,000	$303,850
Matthew W. Onaitis	$236,250	$295,000	$303,850
The percentage increase in base salaries for our Named Executive Officers from 2009 to 2010 ranged from 13% to 16% and reflected the compensation committee’s acknowledgement that the Named Executive Officers did not receive a base salary adjustment during 2009 due to the company’s then-current cash position. As a result, following the FDA’s approval of our NDA for Silenor, the compensation committee, after reviewing comparable company information provided by our compensation consultant and the individual contributions of our Named Executive Officers during 2009, determined to approve the foregoing increases.
The percentage increase in base salaries for each of Messrs. Pascoe, Raser, Dorsey and Onaitis from 2010 to 2011 was 3%, reflecting the compensation committee’s determination that the base salaries for these Named Executive Officers were generally appropriate, subject to a merit increase that is consistent with industry averages provided by our compensation consultant. Mr. Nguyen’s base salary increased 6.6% from 2010 to 2011, reflecting an increase as a result of his promotion in February 2011 to Senior Vice President and Chief Financial Officer.

Bonus Awards
It is the compensation committee’s objective to have a significant percentage of each Named Executive Officer’s total compensation be contingent upon our performance and his contribution toward our performance. This allows our Named Executive Officers to receive bonus compensation in the event certain specified corporate performance objectives are achieved.
2010 Discretionary Bonuses. While the compensation committee established a formal incentive plan for 2009, due to the delay in the approval by the FDA of our NDA for Silenor, none of the corporate objectives under the 2009 bonus program were achieved during 2009. However, in light of the approval of Silenor in March 2010, the completion of a financing in March 2010 to fund commercialization activities for Silenor and the efforts of the Named Executive Officers in achieving these important corporate objectives, the compensation committee determined that some form of cash bonus compensation was appropriate. As a result, in April 2010, as part of the compensation committee’s annual review of the compensation levels of our Named Executive Officers, the compensation committee approved the discretionary bonuses to be paid to our executive officers that are listed in the Summary Compensation Table above.
2010 Incentive Plan. Also in April 2010, our compensation committee adopted the 2010 Incentive Plan. This plan was designed to reward our Named Executive Officers for the achievement of annual performance goals during 2010. Pursuant to the 2010 Incentive Plan, the Named Executive Officers were eligible to receive bonuses ranging from zero to 150% of their target bonuses based entirely on the achievement of corporate performance goals. For 2010, the target bonus percentage for our Chief Executive Officer was 50% of his base salary, and the target bonus percentage for each other Named Executive Officer was 35% of his base salary. Our 2010 corporate performance goals were established by our board of directors and included objectives relating to: (1) establishing a strategic collaboration regarding Silenor, which was weighted at 40% of our overall strategic objectives, (2) our financing activities, which was weighted at 20% of our overall strategic objectives, and (3) commercializing Silenor, which was weighted at 40% of our overall strategic objectives.
With respect to establishing a strategic collaboration regarding Silenor, our goal was to complete a collaboration approved by our board of directors by the end of 2010. Our financial objectives primarily related to completing one or more financings in 2010 to generate sufficient cash to meet our cash needs for the initial commercialization of Silenor. Our objective relating to commercializing Silenor was primarily to establish a commercial organization, commercially launch Silenor and generate prescriptions.
With respect to our corporate goals, under the 2010 Incentive Plan, our compensation committee places performance into one of four categories: excellent in view of prevailing conditions, acceptable in view of prevailing conditions, meeting some but not all objectives, or not acceptable in view of prevailing conditions. Each of these categorizations results in a range of multipliers to the target amount of the bonus. The compensation committee has discretion with respect to the actual multiplier to apply in each case. For 2010, the ranges were 75% to 150% for excellent performance, 50% to 75% for acceptable performance, 25% to 50% for performance meeting some but not all objectives and 0% for unacceptable performance. The primary factor in the determination of the bonus is the achievement of corporate objectives, but the compensation committee may also take other factors into account, such as individual contribution to corporate goals, historical compensation awards, anticipated contribution to future corporate goals and the impact that the payment of bonuses in cash would have on our cash position. As a result, the ultimate payment of bonuses is within the subjective discretion of our compensation committee, notwithstanding performance relating to pre-established corporate objectives.
In February 2011, the compensation committee undertook its annual review of the compensation levels and performance of the company and each of the Named Executive Officers. In connection with this process, the committee assessed our overall performance and determined that we met our corporate objectives at the 92% level. This was based upon the determinations of the committee that each of our corporate goals relating to a strategic partnership relating to Silenor and financing activities were met at the 100% level, and our corporate goal relating to the commercialization of Silenor was met at the 80% level. Based upon this analysis, the compensation committee granted bonuses pursuant to the 2010 Incentive Plan as listed in the Summary Compensation Table above.

In February 2011, our compensation committee adopted the 2011 Incentive Plan. This plan is designed to reward our Named Executive Officers for the achievement of annual performance goals. Pursuant to the 2011 Incentive Plan, the Named Executive Officers are eligible to receive bonuses ranging from zero to 150% of their target bonuses based entirely on the achievement of corporate performance goals. For 2011, the target bonus percentage for our Chief Executive Officer was increased to 55% of his base salary, and the target bonus percentage for each other Named Executive Officer was increased to 40% of his base salary. Our 2011 corporate performance goals were established by our board of directors and include objectives relating to: (1) the commercial success of Silenor, (2) securing an additional product candidate, (3) extending the Silenor franchise, and (4) effectively managing corporate resources.
Equity-Based Awards
We generally provide equity-based incentive award compensation to our Named Executive Officers through grants of stock options and RSUs. We have also previously awarded restricted stock to our Named Executive Officers. Stock awards allow us to:
•	enhance the link between the creation of stockholder value and long-term executive incentive compensation,
•	provide an opportunity for increased equity ownership by executives, and
•	maintain competitive levels of total compensation.
Stock award grant levels are determined based on market data and vary among the Named Executive Officers based on their positions and performance. Newly hired or promoted Named Executive Officers also typically receive stock option grants in connection with those events. We have guidelines that provide ranges of options to be granted to our employees, including our Named Executive Officers, based on their positions and whether the grants are being made in connection with hiring or on a performance basis thereafter. These guidelines were adopted by our compensation committee after considering recommendations provided by our independent compensation consultant that were based upon option grant data from our comparison group and the statistical summaries of compensation data presented to them based on available surveys. Our compensation committee considers the ranges contained in our guidelines in making determinations regarding the size of option grants, but it is not bound to comply with these ranges.
In making determinations relating to the size of equity awards, the compensation committee takes into account a number of factors, such as the relative performance of the executive, individual scope of duties, the value of existing long-term incentive awards, prior contributions to company performance, the importance to the company of anticipated future performance, the size of prior grants and competitive market data. Based upon these factors, the compensation committee determines the size of equity awards at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.
In addition, the board of directors has implemented a policy regarding the grant of equity awards. With respect to equity awards that may be granted to our Named Executive Officers, this policy provides that:
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
In April 2010, in connection with its annual review of the compensation levels and performance of the company and our Named Executive Officers, the compensation committee granted RSUs and stock options to each of our executive officers. These RSUs and options are listed in the “Grants of Plan-Based Awards” table below. The awards of the options and RSUs to the Named Executive Officers in April 2010 reflected a desire on the part of the compensation committee to motivate the Named Executive Officers to drive the creation of stockholder value, and the vesting schedules of the awards generally were intended to provide incentive for the Named Executive Officers to maintain their employment with the company. The performance based vesting trigger on the RSUs was intended to motivate the Named Executive Officers to effectuate the commercial launch of Silenor in a timely manner.
In February 2011, in connection with its annual review of the compensation levels and performance of the company and our Named Executive Officers, on February 18, 2011, the compensation committee approved awards of stock options to the Named Executive Officers, which stock option awards will be granted effective March 7, 2011. The exercise price per share of such stock options will be the closing price per share of our common stock on March 7, 2011. The number of stock options to be received by each Named Executive Officer is as follows:

Number of Stock
Named Executive Officer	Options Received
Richard W. Pascoe	250,000
Tran B. Nguyen	100,000
Jeffrey W. Raser	100,000
Brian T. Dorsey	100,000
Matthew W. Onaitis	100,000
All of such stock options will vest based on our standard four-year vesting schedule described above.
Also in February 2011, the compensation committee approved two sets of RSU awards to each of our Named Executive Officers, which RSU awards will be awarded effective March 7, 2011. One set of RSUs will be subject to time-based vesting and will vest as follows: one third of such RSUs will vest on December 31, 2011, another one third of such RSUs will vest on December 31, 2012 and the remaining one-third of such RSUs will vest on December 31, 2013. The number of such time-based RSUs to be received by each Named Executive Officer is as follows:

Number of RSUs
Named Executive Officer	Received
Richard W. Pascoe	75,000
Tran B. Nguyen	30,000
Jeffrey W. Raser	30,000
Brian T. Dorsey	30,000
Matthew W. Onaitis	30,000

The second set of RSUs will be subject to performance-based vesting and will vest during the first quarter of 2012 on the second business day following the public release of our audited financial statements for the fiscal year ended December 31, 2011, subject to attainment of certain corporate performance objectives during 2011. The number of such performance-based RSUs to be received by each Named Executive Officer is as follows:

Number of RSUs
Named Executive Officer	Received
Richard W. Pascoe	50,000
Tran B. Nguyen	50,000
Jeffrey W. Raser	50,000
Brian T. Dorsey	50,000
Matthew W. Onaitis	50,000
The awards of the options and RSUs to the Named Executive Officers in February 2011 reflect a desire on the part of the compensation committee to motivate the Named Executive Officers to drive the creation of stockholder value, and the vesting schedules of the awards are intended to provide incentive for the Named Executive Officers to maintain their employment with the company. In addition, the awards of the performance-based RSUs reflect a desire on the part of the compensation committee to provide incentive for the Named Executive Officers to cause us to achieve key corporate objectives.
For a description of the change of control provisions applicable to the stock awards granted to our Named Executive Officers, see “Severance Benefits and Change of Control Arrangements” below.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the outstanding stock options and RSUs as of December 31, 2010 held by our Named Executive Officers.

	Option Awards							Stock Awards
					Equity					Equity	Equity
					Incentive Plan					Incentive Plan	Incentive Plan
			Number of	Number of	Awards:					Awards:	Awards:
			Securities	Securities	Number of			Number of		Number of	Market or Payout
			Underlying	Underlying	Securities			Shares or	Market	Unearned Shares,	Value of Unearned
			Unexercised	Unexercised	Underlying			Units of	Value of	Units or Other	Shares, Units or
			Options (#	Options (#	Unexercised		Option	Stock that	Stock that	Rights that	Other Rights
	Award		Exercisable)	Unexercisable)	Unearned	Option Exercise	Expiration	Have Not	Has Not	Have not	that Have
Name	Grant Date		(1)	(1)	Options (#)	Price ($/Share)	Date	Vested (#)(2)	Vested ($)(3)	Vested (#)	not Vested ($)

Richard W. Pascoe	6/9/2009	(4)	171,110	72,223		$1.23
	7/16/2009	(5)	150,000	—		$1.17	7/15/2019
	4/1/2010		—	200,000		$8.59	3/31/2020	33,334	105,002	—	$—

			321,110	272,223	—			33,334	$105,002	—	$—

Tran B. Nguyen	4/12/2010		—	200,000	—	$8.26	4/11/2020	25,000	$78,750	—	$—

Jeffrey W. Raser	3/2/2005		7,500	—		$2.40	3/1/2015
	7/19/2005		83,333	—		$3.00	7/18/2015
	6/9/2009	(4)	97,665	36,334		$1.23
	7/16/2009	(5)	60,000	—		$1.17	7/15/2019
	4/1/2010		—	150,000		$8.59	3/31/2020	26,667	84,001	—	$—

			248,498	186,334	—			26,667	$84,001	—	$—

Brian T. Dorsey	6/9/2009	(4)	42,087	32,621		$1.23
	7/16/2009	(5)	100,000			$1.17	7/15/2019
	4/1/2010			100,000		$8.59	3/31/2020	20,000	63,000	—	$—

			142,087	132,621	—			20,000	$63,000	—	$—

Matthew W. Onaitis	6/9/2009	(4)	51,209	34,136		$1.23
	7/16/2009	(5)	100,000	—		$1.17	7/15/2019
	4/1/2010		—	100,000		$8.59	3/21/2020	20,000	63,000	—	$—

			151,209	134,136	—			20,000	$63,000	—	$—

(1)	Except as described under footnotes 4 and 5 below, all of the stock options in this column vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after grant.

(2)	Except for Mr. Nguyen, stock included under equity incentive plan awards include RSUs in which 50% of the amount included in the table above will vest on January 1, 2012 and 50% will vest on January 1, 2013. For Mr. Nguyen, one third of the RSUs will vest on April 12, 2011, one third will vest on January 1, 2012, and the remaining one third will vest on January 1, 2013.

(3)	The value of stock awards is based on a closing stock price of $3.15 per share on December 31, 2010.

(4)	Denotes stock options that were granted under our stock option exchange program which was completed in June 2009. Such stock options vest such that one-third were vested at grant, with the remaining two-thirds vesting over the subsequent two years. The expiration dates for these stock options range between March 15, 2015 and February 16, 2019.

(5)	Denotes stock options that vested 50% upon FDA approval of our NDA for Silenor and 50% upon the completion of a strategic relationship regarding the commercialization of Silenor.

Grants of Plan-Based Awards Table
The following table summarizes equity-based and incentive plan awards granted to our Named Executive Officers during the last fiscal year.

										All Other	All Other
										Stock	Option
										Awards:	Awards:	Exercise or	Grant Date
		Estimated Future Payouts Under					Estimated Future Payouts Under			Number of	Number of	Base Price of	Fair Value
		Non-Equity Incentive Plan Awards (1)					Equity Incentive Plan Awards			Shares of	Securities	Option	of Stock
		Threshold	Target		Maximum		Threshold	Target	Maximum	Stock or	Underlying	Awards	and Option
Name	Grant Date	($)	($)		($)		(#)	(#) (2)	(#)	Units (#) (3)	Options (#)	($/Share)	Awards (4)
Richard W. Pascoe	N/A		$235,000		$352,500
	4/1/2010							16,666					$143,161
	4/1/2010									33,334			$286,339
	4/1/2010										200,000	$8.59	$1,283,536

Tran B. Nguyen	N/A		$71,875	(5)	$107,813	(5)
	4/1/2010									25,000			$206,500
	4/1/2010										200,000	$8.26	$1,234,226

Jeffrey W. Raser	N/A		$108,500		$162,750
	4/1/2010							13,333					$114,530
	4/1/2010									26,667			$229,070
	4/1/2010										150,000	$8.59	$962,652

Brian T. Dorsey	N/A		$103,250		$154,875
	4/1/2010							10,000					$85,900
	4/1/2010									20,000			$171,800
	4/1/2010										100,000	$8.59	$641,768

Matthew W. Onaitis	N/A		$103,250		$154,875
	4/1/2010							10,000					$85,900
	4/1/2010									20,000			$171,800
	4/1/2010										100,000	$8.59	$641,768

(1)	Amount represents potential target and maximum bonus payments under our 2010 Incentive Plan. For more information about the 2010 Incentive Plan, please see the discussion under “—Bonus Awards” above.

(2)	Represents RSUs that were scheduled to vest upon the first open trading window under our insider trading policy after the first commercial sale of Silenor in the United States. All of these awards vested on December 1, 2010.

(3)	Other than for Mr. Nguyen, represents RSUs that will vest 50% on January 1, 2012 and 50% on January 1, 2013. For Mr. Nguyen, one-third will vest on April 12, 2011, one-third will vest on January 1, 2012 and one-third will vest on January 1, 2013.

(4)	For RSUs, the grant date fair value is calculated as the number of shares multiplied the stock price at the date of grant. For stock options, the grant date fair value is calculated using the Black-Scholes valuation model with the assumptions outlined in our audited financial statements included in this report. In this table, the full grant-date fair value of share-based awards having performance-based vesting conditions is listed without adjusting for the probability of achieving the applicable vesting conditions as the RSUs with performance conditions granted during 2010 were considered probable of achieving their vesting conditions at the date of grant.

(5)	Mr. Nguyen’s target and maximum bonus amounts represent prorated amounts, as Mr. Nguyen joined the company on April 12, 2010.

Stock Option Exercises and Stock Vested Table
The following table summarizes the exercises of stock options and the vesting of restricted stock and RSUs for our Named Executive Officers during our last fiscal year.

	Option Awards		Stock Awards
	Number of Shares		Number of
	Acquired on	Value Realized	Shares Acquired	Value Realized
Name	Exercise (#)	on Exercise ($) (1)	on Vesting (#)	on Vesting ($) (2)
Richard W. Pascoe	190,000	$674,564	56,666	$177,432
Tran B. Nguyen	—	$—	—	$—
Jeffrey W. Raser	174,000	$575,377	53,333	$289,741
Brian T. Dorsey	121,000	$483,986	50,000	$280,775
Matthew W. Onaitis	119,454	$384,010	50,000	$280,775

(1)	The “Value Realized on Exercise” for an option award represents the stock price per share on the date of exercise less the exercise price per share of such option award multiplied by the number of shares for which such option award was exercised.

(2)	The “Value Realized on Vesting” for stock awards is based on a stock price on the date that the RSUs and restricted stock vested.
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
Named Executive Officers other than Mr. Pascoe:
Messrs. Nguyen, Raser, Dorsey and Onaitis entered into employment agreements with us upon joining the company.
The employment agreements, as amended to date, provide each executive with certain severance benefits in the event his employment is terminated as a result of his disability. Specifically, in the event of such a termination, each executive will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, and, in the discretion of our board of directors, a pro-rated bonus for the year in which the termination occurs.
The employment agreements also provide each executive with certain severance benefits in the event his employment is terminated by us other than for cause or if the executive resigns with good reason. Specifically, in the event of such a termination or resignation, each executive will receive any accrued but unpaid base salary and unused paid time-off as of the date of termination, a lump-sum severance payment equal to 12 months of base salary, 12 months of health care benefits continuation at our expense, and in the discretion of our board of directors a pro-rated bonus for the year in which the termination or resignation occurs. In addition, that portion of the executive’s stock awards, and any unvested shares issued upon the exercise of such stock awards, which would have vested if the executive had remained employed for an additional 12 months, will immediately vest on the date of termination or resignation and the executive will be entitled to exercise such stock awards for 180 days following the date of termination.
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

Definitions Applicable to All Executive Employment Agreements:
For purposes of all of the employment agreements with our Named Executive Officers, “cause” means, generally, the executive’s breach of the non-solicitation, nondisparagement or confidentiality provisions of the employment agreement, the executive’s conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent and final jurisdiction for any crime involving moral turpitude or punishable by imprisonment in the jurisdiction involved, the executive’s commission of an act of fraud, the executive’s continuing, willful failure or refusal to perform his or her duties as required by the employment agreement, the executive’s gross negligence, insubordination or material violation of any duty of loyalty to us or any other material misconduct on the part of the executive, the executive’s commission of any act which is detrimental to our business or goodwill, or the executive’s breach of any other provision of the employment agreement after he or she has been afforded a specified period to correct the alleged breach.
For purposes of all of the employment agreements with our Named Executive Officers, “good reason” means, generally, a material diminution in the executive’s base compensation, a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report (or, in the case of Mr. Pascoe, a requirement that he reports to an employee rather than our board of directors), a material change in the geographic location at which the executive must perform his or her duties, or any other action or inaction that constitutes a material breach by us of our obligations to the executive under the employment agreement.
For purposes of all of the employment agreements with our Named Executive Officers, “change in control” has the same meaning as given to that term in our 2005 Equity Incentive Award Plan.
Potential Payments Upon Termination or Change in Control:
If the employment of each of our Named Executive Officers was terminated due to disability or was terminated without cause, or if each resigned for good reason, the estimated benefits that each would receive under their employment agreements as of December 31, 2010 would be as follows:

				Received if Terminated Without Cause or
	Received if Terminated due to Disability			Resigned for Good Reason
							Intrinsic	Intrinsic
							Value of	Value of
							Additional	Additional
		Unused Paid			Unused Paid	Health Care	Vested Stock	Vested
Name	Salary ($)	Time-off ($)	Total ($)	Salary ($)	Time-off ($)	Benefits ($)	Options ($) (1)	Shares ($) (2)	Total ($)
Richard W. Pascoe	$470,000	$47,605	$517,605	$470,000	$47,605	$24,992	$138,668	$—	$681,265
Tran B. Nguyen	$285,000	$7,681	$292,681	$285,000	$7,681	$21,362	$—	$26,249	$340,292
Jeffrey W. Raser	$310,000	$26,034	$336,034	$310,000	$26,034	$25,471	$69,761	$—	$431,266
Brian T. Dorsey	$295,000	$30,447	$325,447	$295,000	$30,447	$24,945	$62,632	$—	$413,024
Matthew W. Onaitis	$295,000	$34,039	$329,039	$295,000	$34,039	$24,938	$65,541	$—	$419,518

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $3.15 per share at December 31, 2010 and the exercise price. A portion of options that would vest within 12 months of December 31, 2010 have an exercise price that exceeds the underlying stock price. For those options, the intrinsic value at December 31, 2010 is zero and not reflected in the table above.

(2)	The intrinsic value of additional vested shares shown above is the number of shares that would vest within 12 months of December 31, 2010, multiplied by the closing stock price of $3.15 per share at December 31, 2010. All of our outstanding RSUs are time-based and vest upon continued service. As of December 31, 2010, only Mr. Nguyen had unvested RSUs that will vest in 2011 and therefore only the value of those RSUs is included in the table above.

If a change in control was consummated at December 31, 2010 and the employment of each of our Named Executive Officers was terminated without cause, or if an executive resigned for good reason, the estimated benefits that each would receive under their employment agreements would be as follows:

	Received if Terminated Without Cause
	or Resigned for Good Reason in Connection with a Change of Control
				Intrinsic Value	Intrinsic Value
				of Additional	of Additional
		Unused Paid	Health Care	Vested Stock	Vested Shares
Name	Salary ($)	Time-off ($)	Benefits ($)	Options ($) (1)	($) (2)	Total ($)
Richard W. Pascoe	$470,000	$47,605	$24,992	$138,668	$105,002	$786,267
Tran B. Nguyen	$285,000	$7,681	$21,362	$—	$78,750	$392,793
Jeffrey W. Raser	$310,000	$26,034	$25,471	$69,761	$84,001	$515,267
Brian T. Dorsey	$295,000	$30,447	$24,945	$62,632	$63,000	$476,024
Matthew W. Onaitis	$295,000	$34,039	$24,938	$65,541	$63,000	$482,518

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $3.15 per share at December 31, 2010 and the exercise price. A portion of options that would vest within 12 months of December 31, 2010 have an exercise price that exceeds the underlying stock price. For those options, the intrinsic value at December 31, 2010 is zero and not reflected in the table above.

(2)	The intrinsic value of additional vested restricted shares, RSUs and stock options is based on a closing stock price of $3.15 per share at December 31, 2010.
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
The non-performance based compensation paid in cash to our executive officers in 2010 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2011 will exceed that limit. In addition, our 2005 Equity Incentive Award Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and it will not be subject to the $1 million deduction limitation.

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
Thomas G. Wiggans (Chair)
Michael L. Eagle
Kurt von Emster
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
In November 2008 our board of directors, upon the recommendation of the compensation committee, amended our Director Compensation Policy to provide that non-employee directors would receive their quarterly retainers for service on the board of directors or committees of the board and their fees for attending meetings of the board and committees of the board in RSUs. After each calendar quarter, each director received a number of RSUs calculated by dividing the total amount of such retainers and fees due to such director relating to such quarter by the closing price of our common stock on the Nasdaq Capital Market on the last trading day of such quarter. We discontinued this process in April 2010 and again began paying retainers and per-meeting fees in cash. All of the RSUs granted in lieu of cash retainers and meeting fees vested on December 1, 2010.
In April 2010, the compensation committee reviewed compensation levels of our board of directors. The compensation committee recommended to the board of directors that the quarterly retainer of our non-Executive Chairman of the Board be increased from $25,000, or $100,000 per year, to $28,000, or $112,000 per year, effective retroactively to April 1, 2010. The board of directors adopted this change to the Director Compensation Policy in April 2010.
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

Director Compensation Table
The following table summarizes our director compensation for each of our directors except Mr. Pascoe for the year ended December 31, 2010. Please see the tables relating to our Named Executive Officers for information relating to Mr. Pascoe.

	Fees Earned			All Other
	or Paid in	Stock Awards	Option Awards	Compensation
Name and Principal Position	Cash ($)	($) (1)	($) (2)	($)	Total ($)
David F. Hale, Chairman of the Board	$96,000	$28,500	$132,116	$—	$256,616
Erle T. Mast, Director, Chairman of the Audit Committee	$41,000	$13,284	$66,058	$—	$120,342
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	$36,151	$11,111	$57,801	$—	$105,063
Terrell A. Cobb, Director	$27,750	$9,249	$49,543	$—	$86,542
Michael L. Eagle, Director	$34,875	$13,622	$49,543	$—	$98,040
Kurt C. Wheeler, former Director (4)	$—	$—	$—	$—	$—
Faheem Hasnain, Director (5)	$9,451	$—	$105,086	$—	$114,537
Thomas G. Wiggans, Director, Chairman of the Compensation Committee	$32,375	$12,618	$57,801	$—	$102,794
Jesse I. Treu, Ph.D., former Director, former Chairman of Compensation Committee (3)	$—	$11,873	$—	$—	$11,873

(1)	From November 2008 through March 2010, members of our board of directors received RSUs in lieu of cash compensation. The RSUs vested on the first open trading window under our insider trading policy following the first commercial sale of Silenor in the United States, which occurred on December 1, 2010. The “Stock Awards” column is the grant date fair value of these RSUs issued to our non-employee directors during 2010. Although these RSUs vested based on performance conditions, those performance conditions were considered probable of being achieved at the date of grant and the full grant date fair value of such RSUs is included in the “Stock Awards” column above. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718. For information about the assumptions used in the calculation of grant date fair value, see the notes to our audited financial statements included in this report. As of December 31, 2010, none of our non-employee directors held any outstanding stock awards.

(2)	The “Option Awards” column is the grant date fair value of option awards issued to our non-employee directors during 2010, calculated in accordance with the provisions of FASB ASC Topic 718. See the assumptions used in the Black-Scholes model in the notes to our audited financial statements included in this report. During 2010, our non-employee directors were granted stock options to purchase the following numbers of shares of our common stock: Mr. Hale, 40,000 shares; Mr. Mast, 20,000 shares; Mr. von Emster, 17,500 shares; Mr. Cobb, 15,000 shares; Mr. Eagle, 15,000 shares; Mr. Wiggans, 17,500 shares; and Mr. Hasnain, 35,000 shares.

(3)	Dr. Treu did not stand for re-election at the Annual Meeting on June 9, 2010.

(4)	Mr. Wheeler resigned from our board of directors and the compensation and nominating/corporate governance committees thereof effective as of March 18, 2010.

(5)	Mr. Hasnain became a director in September 2010.

Compensation Committee Interlocks and Insider Participation
Mr. Wiggans (chair) and Messrs. Eagle and von Emster served on our compensation committee during the 2010 fiscal year. Dr. Treu and Mr. Wheeler also served on our compensation committee for part of 2010. No member of the compensation committee was at any time during the 2010 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2011 for:
•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;
•	each of our directors;
•	each person known by us to beneficially own more than 5% of our common stock; and
•	all of our Named Executive Officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of April 16, 2011, which is 60 days after February 15, 2011.
Percentage of beneficial ownership is based on 45,004,991 shares of common stock outstanding as of February 15, 2011. Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 3570 Carmel Mountain Road, Suite 100, San Diego, CA 92130.

	Shares	Percent
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
5% Stockholders:
Funds affiliated with MPM Capital, L.P. (1) 601 Gateway Boulevard, Suite 350 South San Francisco, CA 94080	5,909,155	12.8%
Ingalls & Snyder, LLC (2) 61 Broadway New York, NY 10006	5,016,000	11.1%
Federated Investors, Inc. (3) 5800 Corporate Drive Pittsburgh, PA 15222	3,816,535	8.5%
Scale Venture Management I, LLC, (formerly BAVP, L.P.) (4) 950 Tower Lane, Suite 700 Foster City, CA 94404	3,002,858	6.6%
Funds affiliated with Putnam, LLC d/b/a Putnam Investments (5) One Post Office Square Boston, MA 02109	2,818,431	6.3%
Directors and Named Executive Officers:
David F. Hale (6)	685,494	1.5%
Erle T. Mast (7)	108,479	*
Faheem Hasnain (8)	6,805	*
Kurt von Emster (9)	156,802	*
Terrell A. Cobb (10)	148,732	*
Michael L. Eagle (11)	96,293	*
Thomas G. Wiggans (12)	78,145	*
Richard W. Pascoe (13)	457,633	*
Tran B. Nguyen (14)	60,833	*
Matthew W. Onaitis (15)	243,002	*
Brian T. Dorsey (16)	212,284	*
Jeffrey W. Raser (17)	310,219	*
Named Executive Officers and directors as a group (12 persons) (18)	2,564,721	5.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Funds affiliated with MPM Capital L.P. include the following holdings:

		Number
		of Warrants
	Number	Exercisable within 60
Shareholder Name	of Shares	days of February 15, 2011
MPM Asset Management Investors 2006 BVIII LLC	68,399	18,848
MPM BioVentures III GmbH & Co. Beteiligungs KG	326,317	89,923
MPM BioVentures III Parallel Fund, L.P.	116,646	32,144
MPM BioVentures III, L.P.	259,654	71,553
MPM BioVentures III-QP, L.P.	3,861,546	1,064,125

Total	4,632,562	1,276,593

MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management Investors 2006 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Mr. Wheeler, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(2)	The voting and disposition of the shares held by Ingalls & Snyder was obtained from the Schedule 13-G/A filed by Ingalls & Snyder on February 14, 2011.

(3)	The voting and disposition of the shares held by Federated Investors, Inc. was obtained from the Schedule 13-G/A filed by Federated Investors, Inc. on February 9, 2011.

(4)	Shares held by Scale Venture Management I, LLC include warrants to purchase 510,638 shares of our common stock within 60 days of February 15, 2011. The voting and disposition of the shares held by Scale Venture Management I, LLC was obtained from the Schedule 13-G/A filed by BAVP, L.P. on July 8, 2010.

(5)	The voting and disposition of the shares held by Putnam, LLC d/b/a Putnam Investments was obtained from the Schedule 13-G/A filed by Putnam, LLC d/b/a Putnam Investments on February 14, 2011.

(6)	Shares held by David F. Hale include 347,507 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(7)	Shares held by Erle T. Mast include 61,849 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(8)	Shares held by Faheem Hasnain include 6,805 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(9)	Shares held by Kurt von Emster include 87,170 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011 and warrants to purchase 42,553 shares of our common stock within 60 days of February 15, 2011.

(10)	Shares held by Terrell A. Cobb include 105,428 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(11)	Shares held by Michael L. Eagle include 58,980 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(12)	Shares held by Thomas G. Wiggans include 51,619 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(13)	Shares held by Richard W. Pascoe include 419,258 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(14)	Shares held by the Tran B. Nguyen include 50,000 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011 and 8,333 RSUs which vest within 60 days of February 15, 2011.

(15)	Shares held by Matthew W. Onaitis include 198,965 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(16)	Shares held by Brian T. Dorsey include 188,832 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(17)	Shares held by Jeffrey W. Raser include 310,219 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2011.

(18)	Includes 1,886,632 shares of common stock subject to outstanding options and 42,553 warrants which are exercisable within 60 days of February 15, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We describe below transactions and series of similar transactions, since the beginning of fiscal year 2010, with respect to which we were a party, will be a party, or otherwise benefited, in which:
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
Our board of directors has determined that the members of our board of directors, with the exception of Mr. Hale, Mr. Cobb and Mr. Pascoe, none of whom serve on our audit committee, compensation committee, or nominating and corporate governance committee, are independent within the meaning of the independent director standards of the SEC and the Nasdaq Stock Market, Inc. Additional information concerning the independence of the members of our board of directors and the committees of the board of directors is set forth under Part III — Item 10, “Directors, Executive Officers and Corporate Governance.”
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
Other Transactions
The approval of the NDA for Silenor in March 2010 triggered a $1,000,000 milestone payment obligation to ProCom One. Mr. Cobb, a member of our board of directors, is a co-founder and President of ProCom One. Pursuant to the Amended and Restated License Agreement with ProCom One, ProCom also receives a royalty on the sales of Silenor. Mr. Cobb received 1,000 RSUs during 2010 as compensation for his services on our board of directors. These RSUs vested on December 1, 2010.

Item 14.	Principal Accountant Fees and Services
Audit and All Other Fees
The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2010 and 2009 in the following categories:

	2010	2009
Audit fees (1)	$315,000	$325,000
Audit related fees (2)	—	—
Tax fees (3)	51,000	13,000
All other fees (4)	—	—

Total	$366,000	$338,000

(1)	Audit fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2010 or 2009.
The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of PricewaterhouseCoopers LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our registered public accounting firm.
Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm
The audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2010 and 2009. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report.
1. The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:
•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2010 and 2009
•	Statements of Operations for the years ended December 31, 2010, 2009 and 2008
•	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Statements of Stockholders’ Equity and Comprehensive Loss for years ended December 31, 2010, 2009 and 2008
•	Notes to Financial Statements
2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)	Exhibits.

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of the Registrant’s Common Stock Certificate

4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3	(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4	(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5	(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6	(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

10.1	(1)	Form of Director and Executive Officer Indemnification Agreement

10.2	#(1)	Director Compensation Policy

10.3	#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.4	#(7)	Amended and Restated 2005 Equity Incentive Award Plan

10.5	#(8)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.6	#(9)	2010 Incentive Plan

10.7	#(10)	2011 Incentive Plan

10.8	#(11)	Form of Amended and Restated Employment Agreement

Exhibit
Number		Description

10.9	#(12)	Employment Agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.10	#(13)	Employment Agreement between the Registrant and Tran Nguyen dated April 12, 2010

10.11	#(14)	Amendment to Employment Agreement between the Registrant and Tran Nguyen dated September 15, 2010

10.12	#(15)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.13	#(15)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.14	#(15)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

10.15	#(11)	Form of Restricted Stock Purchase Agreement

10.16	#(11)	Restricted Stock Purchase Agreement between the Registrant and David F. Hale dated October 8, 2007

10.17	(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009

10.18	(14)	Amended and Restated License Agreement by and between the Registrant and ProCom One, Inc. dated September 15, 2010

10.19	(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb dated April 15, 2004

10.20	†(16)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.21	†(17)	Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated July 14, 2010

10.22	†(18)	Supplement No. 1 to the Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated February 7, 2011

10.23	†(19)	Co-Promotion Agreement between the Registrant and The Procter & Gamble Distributing Company, LLC dated August 24, 2010

10.24	(20)	Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.25	(20)	LIBOR Addendum to Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.26	(21)	Agreement of Termination between the Registrant and BioTie Therapies Corp. dated March 12, 2009

10.27	(22)	Separation Agreement between the Registrant and Susan E. Dubé dated April 14, 2009

10.28	(22)	Separation Agreement between the Registrant and James J. L’Italien dated May 1, 2009

10.29	(22)	Separation Agreement between the Registrant and Meg M. McGilley dated May 14, 2009

Exhibit
Number		Description

10.30	(23)	Lease Agreement between the Registrant and PRII Gateway Torrey Hills LLC dated as of April 22, 2010

10.31	(24)	Sublease between the Registrant and aAd Capital Management, L.P. dated April 22, 2009

10.32	(24)	Sublease Amendment and Termination Agreement between the Registrant and Avnet, Inc. dated April 23, 2009

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(8)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(9)	Filed with Registrant’s Current Report on Form 8-K on April 7, 2010.

(10)	Filed with Registrant’s Current Report on Form 8-K on February 14, 2011.

(11)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008.

(12)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008.

(13)	Filed with Registrant’s Current Report on Form 8-K on April 14, 2010.

(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2010.

(15)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009.

(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006

(17)	Filed with Registrant’s Current Report on Form 8-K/A on July 21, 2010.

(18)	Filed with Registrant’s Current Report on Form 8-K/A on February 11, 2011.

(19)	Filed with Registrant’s Current Report on Form 8-K on August 25, 2010.

(20)	Filed with Registrant’s Current Report on Form 8-K on February 8, 2011.

(21)	Filed with Registrant’s Current Report on Form 10-Q on May 8, 2009.

(22)	Filed with Registrant’s Current Report on Form 10-Q on August 7, 2009.

(23)	Filed with Registrant’s Current Report on Form 8-K on April 28, 2010.

(24)	Filed with Registrant’s Current Report on Form 8-K on April 24, 2009.
(c)	Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.
Dated: March 4, 2011	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pascoe Richard W. Pascoe	President and Chief Executive Officer	March 4, 2011

/s/ Tran B. Nguyen Tran B. Nguyen	Senior Vice President and Chief Financial Officer	March 4, 2011

/s/ David F. Hale David F. Hale	Chairman of the Board of Directors	March 4, 2011

/s/ Terrell A. Cobb Terrell A. Cobb	Director	March 4, 2011

/s/ Michael L. Eagle Michael L. Eagle	Director	March 4, 2011

/s/ Erle T. Mast Erle T. Mast	Director	March 4, 2011

/s/ Faheem Hasnain Faheem Hasnain	Director	March 4, 2011

/s/ Kurt von Emster Kurt von Emster	Director	March 4, 2011

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	March 4, 2011

EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Amended and Restated Bylaws of the Registrant

4.1	(3)	Form of the Registrant’s Common Stock Certificate

4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3	(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4	(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5	(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6	(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

10.1	(1)	Form of Director and Executive Officer Indemnification Agreement

10.2	#(1)	Director Compensation Policy

10.3	#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.4	#(7)	Amended and Restated 2005 Equity Incentive Award Plan

10.5	#(8)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.6	#(9)	2010 Incentive Plan

10.7	#(10)	2011 Incentive Plan

10.8	#(11)	Form of Amended and Restated Employment Agreement

10.9	#(12)	Employment Agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.10	#(13)	Employment Agreement between the Registrant and Tran Nguyen dated April 12, 2010

10.11	#(14)	Amendment to Employment Agreement between the Registrant and Tran Nguyen dated September 15, 2010

10.12	#(15)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.13	#(15)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.14	#(15)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

Exhibit
Number		Description
10.15	#(11)	Form of Restricted Stock Purchase Agreement

10.16	#(11)	Restricted Stock Purchase Agreement between the Registrant and David F. Hale dated October 8, 2007

10.17	(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009

10.18	(14)	Amended and Restated License Agreement by and between the Registrant and ProCom One, Inc. dated September 15, 2010

10.19	(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb dated April 15, 2004

10.20	†(16)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.21	†(17)	Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated July 14, 2010

10.22	†(18)	Supplement No. 1 to the Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated February 7, 2011

10.23	†(19)	Co-Promotion Agreement between the Registrant and The Procter & Gamble Distributing Company, LLC dated August 24, 2010

10.24	(20)	Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.25	(20)	LIBOR Addendum to Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.26	(21)	Agreement of Termination between the Registrant and BioTie Therapies Corp. dated March 12, 2009

10.27	(22)	Separation Agreement between the Registrant and Susan E. Dubé dated April 14, 2009

10.28	(22)	Separation Agreement between the Registrant and James J. L’Italien dated May 1, 2009

10.29	(22)	Separation Agreement between the Registrant and Meg M. McGilley dated May 14, 2009

10.30	(23)	Lease Agreement between the Registrant and PRII Gateway Torrey Hills LLC dated as of April 22, 2010

10.31	(24)	Sublease between the Registrant and aAd Capital Management, L.P. dated April 22, 2009

10.32	(24)	Sublease Amendment and Termination Agreement between the Registrant and Avnet, Inc. dated April 23, 2009

Exhibit
Number		Description
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(8)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(9)	Filed with Registrant’s Current Report on Form 8-K on April 7, 2010.

(10)	Filed with Registrant’s Current Report on Form 8-K on February 14, 2011.

(11)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008.

(12)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008.

(13)	Filed with Registrant’s Current Report on Form 8-K on April 14, 2010.

(14)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2010.

(15)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009.

(16)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006

(17)	Filed with Registrant’s Current Report on Form 8-K/A on July 21, 2010.

(18)	Filed with Registrant’s Current Report on Form 8-K/A on February 11, 2011.

(19)	Filed with Registrant’s Current Report on Form 8-K on August 25, 2010.

(20)	Filed with Registrant’s Current Report on Form 8-K on February 8, 2011.

(21)	Filed with Registrant’s Current Report on Form 10-Q on May 8, 2009.

(22)	Filed with Registrant’s Current Report on Form 10-Q on August 7, 2009.

(23)	Filed with Registrant’s Current Report on Form 8-K on April 28, 2010.

(24)	Filed with Registrant’s Current Report on Form 8-K on April 24, 2009.

SOMAXON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Somaxon Pharmaceuticals, Inc.
In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits for 2010 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Diego, California
March 4, 2011

SOMAXON PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$21,008	$5,165
Short-term investments	33,809	—
Accounts receivable, net	5,584	—
Inventory	991	—
Other current assets	1,882	409

Total current assets	63,274	5,574
Property and equipment, net	755	777
Intangibles, net	1,102	—
Other assets	—	60

Total assets	$65,131	$6,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,709	$355
Accrued liabilities	5,699	1,815
Deferred revenue	3,459	—

Total current liabilities	10,867	2,170

Commitments and contingencies: (Notes 4 and 5)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 45,004 and 25,248 shares outstanding at December 31, 2010 and 2009, respectively	271,117	182,280
Accumulated deficit	(216,852)	(178,039)
Accumulated other comprehensive loss	(1)	—

Total stockholders’ equity	54,264	4,241

Total liabilities and stockholders’ equity	$65,131	$6,411

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Net product sales	$1,382	$—	$—
Cost of sales	244	—	—

Gross profit	1,138	—	—

Operating expenses
Selling, general and administrative	36,579	10,874	18,809
Research and development	3,566	4,337	16,546
License fees	—	(999)	165

Total operating costs and expenses	40,145	14,212	35,520

Loss from operations	(39,007)	(14,212)	(35,520)
Interest and other income	262	30	903
Interest and other expense	(68)	(261)	(2,610)

Net loss	$(38,813)	$(14,443)	$(37,227)

Basic and diluted net loss per share	$(1.16)	$(0.69)	$(2.04)

Shares used to calculate net loss per share	33,593	20,952	18,281

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(38,813)	$(14,443)	$(37,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	6,706	6,163	6,299
Depreciation and amortization	392	83	115
Amortization of investment discount or premium	132	(38)	196
Accretion of debt discount and issuance costs	—	—	1,145
Loss on disposal of equipment and technology development costs	119	2	—
Changes in operating assets and liabilities
Accounts receivable	(5,584)	—	—
Inventory	(991)	—	—
Other current and non-current assets	(1,213)	70	287
Accounts payable	1,354	(1,470)	651
Accrued current liabilities	4,743	73	(581)
Deferred revenue	3,459	—	—

Net cash used in operating activities	(29,696)	(9,560)	(29,115)

Cash flows from investing activities
Purchases of property and equipment	(392)	(74)	(712)
Payments for technology rights	(1,000)	—	—
Payments for technology development costs	(200)	—	—
Purchases of marketable securities	(46,457)	(2,505)	(13,090)
Sales and maturities of marketable securities	12,317	5,639	34,296
Restricted cash	—	8,100	(7,500)

Net cash (used in) provided by investing activities	(35,732)	11,160	12,994

Cash flows from financing activities
Issue common stock, net of costs	77,556	5,732	—
Exercise of stock options	2,285	173	25
Exercise of warrants	1,474	1,475	—
Purchase of treasury stock	(44)	—	(50)
Repayment of debt	—	(15,000)	—
Net proceeds from issuance of debt	—	—	14,777

Net cash provided by (used in) financing activities	81,271	(7,620)	14,752

Increase (decrease) in cash and cash equivalents	15,843	(6,020)	(1,369)
Cash and cash equivalents at beginning of the period	5,165	11,185	12,554

Cash and cash equivalents at end of the period	$21,008	$5,165	$11,185

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$860	$—	$—
Warrants related to Loan Agreement	—	44	922
Committed Equity Financing Facility Warrant	—	—	389

Supplemental cash flow information
Cash paid for interest	$—	$984	$762
The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Common Stock and			Other
	Additional Paid-in			Accumulated
	Capital		Accumulated	Comprehensive
	# Shares	$ Amount	Deficit	Income (Loss)	Total
Balance at January 1, 2008	18,433	$161,497	$(126,369)	$48	$35,176

Net loss	—	—	(37,227)	—	(37,227)
Unrealized loss on available-for-sale securities	—	—	—	(39)	(39)

Comprehensive loss	—	—	—	—	(37,266)
Warrants issued pursuant to Loan Agreement	—	922	—	—	922
Warrants issued pursuant to the Committed Equity Financing Facility	—	389	—	—	389
Financing cost of Committed Equity Financing Facility Warrant	—	(389)	—	—	(389)
Exercise of stock options	8	25	—	—	25
Repurchase of restricted stock	(11)	(50)	—	—	(50)
Share-based compensation	—	6,299	—	—	6,299

Balance at December 31, 2008	18,430	168,693	(163,596)	9	5,106

Net loss	—	—	(14,443)	—	(14,443)
Unrealized loss on available-for-sale securities	—	—	—	(9)	(9)

Comprehensive loss	—	—	—	—	(14,452)
Warrants issued pursuant to loan payoff	—	44	—	—	44
Issue common stock	5,106	5,732	—	—	5,732
Issue common stock pursuant to vesting of restricted stock units	166	—	—	—	—
Exercise of warrants for cash	1,277	1,475	—	—	1,475
Net share settlement of warrants	183	—	—	—	—
Exercise of stock options	116	173	—	—	173
Repurchase of restricted stock	(30)	—	—	—	—
Share-based compensation	—	6,163	—	—	6,163

Balance at December 31, 2009	25,248	182,280	(178,039)	—	4,241

Net loss	—	—	(38,813)	—	(38,813)
Unrealized loss on available-for-sale securities	—	—	—	(1)	(1)

Comprehensive loss	—	—	—	—	(38,814)
Issue common stock	15,700	77,556	—	—	77,556
Issue common stock to settle severance obligations	111	860	—	—	860
Exercise of warrants for cash	1,278	1,474	—	—	1,474
Net share settlement of warrants	330	—	—	—	—
Exercise of stock options	1,610	2,285	—	—	2,285
Issue common stock pursuant to vesting of restricted stock units	738	—	—	—	—
Repurchase of restricted stock	(11)	(44)	—	—	(44)
Share-based compensation	—	6,706	—	—	6,706

Balance at December 31, 2010	45,004	$271,117	$(216,852)	$(1)	$54,264

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.
Notes to Financial Statements
Note 1. Organization and Summary of Significant Accounting Policies
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we”, “us” or “our”), is specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.
Capital Resources
Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since inception, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. As a result, we may need to obtain additional funds to finance our operations in the future. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all.
We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of December 31, 2010 will be sufficient to fund our operations through at least the first quarter of 2012. The actual period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales and the actual cost of commercial activities.
If we are unsuccessful in raising sufficient additional funds, our growth plans and our financial condition or results of operations could be materially adversely impacted, and we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all of our rights to Silenor, renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At December 31, 2009, our cash and cash equivalents consisted primarily of money market funds. At December 31, 2010, our cash and cash equivalents consisted primarily of available-for-sale securities that have an original maturity date of three months or less. All of our cash equivalents have liquid markets and high credit ratings.

Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments, and investments with a maturity of three months or less from date of purchase are classified as cash equivalents. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the year ended December 31, 2010.
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
We sell our product primarily to established wholesale distributors in the pharmaceutical industry.
The following table sets forth customers who represented 10% or more of our revenues for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008

Integrated Commercialization Solutions, Inc.	100%	—	—
All of the accounts receivable balance as of December 31, 2010 represents amounts due from one wholesale distributor. Credit is extended based on an evaluation of the customer’s financial condition. We evaluate the collectability of our accounts receivable based on a variety of factors, including the length of time the receivables are past due and the financial health of the customer, and we will use our historical experience in the future. Based upon the review of these factors, we did not record an allowance for doubtful accounts at December 31, 2010.
We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.
Inventory
Our inventories are valued at the lower of cost (FIFO) or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record a reserve for inventory as of December 31, 2010.

Intangible Assets
Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. Licenses fees began being amortized upon the first sales of Silenor to wholesalers in August 2010 and are being amortized over the expected life of the intellectual property, which we estimate to be approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service.
The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the year ended December 31, 2010.
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
Impairment of Long-Lived Assets
We assess the recoverability of our long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We did not consider our long-lived assets to be impaired as of December 31, 2010.
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
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of December 31, 2010, we have not received any returns.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the year ended December 31, 2010, we recognized product revenue of $1.4 million, which was net of estimated product sales discounts and allowances. At December 31, 2010, we had a deferred revenue balance of $3.5 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.3 million as of December 31, 2010.

Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology and provide a basis for estimating future product returns on sales to customers at the time of product shipment, we are analyzing many factors, including industry data of product return rates, and tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel. We may use some or all of these factors in establishing a basis for estimating future product returns on sales to customers at the time of product shipment.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We recorded the discount as an allowance against accounts receivable and a reduction of revenue. At December 31, 2010 and 2009, the allowance for prompt pay discounts was $114,000 and $0, respectively.
Product Launch Discounts. For a limited time that ended September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. We recorded the discount as an allowance against accounts receivable and a reduction of revenue based on orders placed. At December 31, 2010 and 2009, the allowance for product launch discounts was $277,000 and $0, respectively.
Patient Discount Programs. We offer discount card programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We estimate the total amount that will be redeemed based on the dollar amount of the discount, the timing and quantity of distribution and historical redemption rates. We accrued the discount and recognized a reduction of revenue. At December 31, 2010 and 2009, the accrual for patient discount programs was $182,000 and $0, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrued for the fees based on contractually defined terms with each wholesaler and recognized a reduction of revenue. At December 31, 2010 and 2009, the accrual for distribution service fees was $276,000 and $0, respectively.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrued chargebacks based on contract prices and sell-through sales data obtained from third party information. At December 31, 2010 and 2009, the accrual for chargebacks was $9,000 and $0, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrued rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At December 31, 2010 and 2009, the accrual for rebates was $6,000 and $0, respectively.

Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties associated with our license agreement with ProCom One, Inc. (“ProCom”).
Share-Based Compensation Expense
Share-based expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the stock option award. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vested upon achieving certain performance conditions, generally pertaining to the commercial launch of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time the performance condition is considered probable of being met.
Income Taxes
Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.
Comprehensive Income (Loss)
Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on marketable securities classified as available-for-sale. We report comprehensive income (loss) in the Statement of Stockholders’ Equity and Comprehensive Loss. In the event an available-for-sale security is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis. We did not have any realized gains or losses on sales of available-for-sale securities for the year ended 2010 and had insignificant realized gains and losses on sales of available-for-sale securities for each of the years ended 2009 and 2008.
Net Loss per Share
Basic earnings per share (“EPS”) excludes the effects of common stock equivalents. It is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, which is net of the weighted average number of unvested common shares outstanding that are subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For Somaxon, basic and diluted EPS are equivalent because we incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Year ended December 31,
	2010	2009	2008
Numerator
Net loss	$(38,813)	$(14,443)	$(37,227)

Denominator
Weighted average common shares outstanding	33,615	21,077	18,427
Weighted average unvested common shares subject to repurchase	(22)	(125)	(146)

Denominator for basic and diluted net loss per share	33,593	20,952	18,281

Basic and diluted net loss per share	$(1.16)	$(0.69)	$(2.04)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	3,566	4,496	4,234
Weighted average warrants outstanding	3,028	2,903	248
Weighted average restricted stock units outstanding	715	1,198	57
Weighted average unvested common shares subject to repurchase	22	125	146

Total weighted average anti-dilutive securities not included in diluted net loss per share	7,331	8,722	4,685

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first year beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial statements.
Note 2. Fair Value of Financial Instruments
Cash and investment holdings, accounts receivable, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. The fair value of our investment holdings is summarized in the following tables (in thousands):

	December 31, 2010
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$18,415	$—	$18,415	$—
U.S. government agency securities	30,628	—	30,628	—

Total	$49,043	$—	$49,043	$—

	December 31, 2009
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Money market funds	$4,627	$4,627	$—	$—

Total	$4,627	$4,627	$—	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. The carrying value of short-term investments consisted of the following as of December 31, 2010 (in thousands):

	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Commercial paper	$18,415	$—	$—	$18,415
U.S. government agency securities	30,629	2	(3)	30,628

Total	$49,044	$2	$(3)	$49,043

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $15.2 million as of December 31, 2010. As of December 31, 2009, we did not hold any available-for-sale marketable securities.
Note 3. Composition of Certain Balance Sheet Items
Accounts Receivable
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2010	2009
Accounts receivable for product sales, gross	$5,975	$—
Allowances for discounts	(391)	—

Total accounts receivable	$5,584	$—

Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$45	$—
Work in process	162	—
Finished goods inventory held by the Company	515	—
Finished goods inventory held by others	269	—

Total inventory	$991	$—

Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2010	2009
Deposits and other prepaid expenses	$641	$352
Prepaid sales and marketing expenses	529	—
Other miscellaneous receivable	274	—
Interest receivable	206	—
Other current assets	232	57

Total other current assets	$1,882	$409

Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Tooling	$832	$772
Computer equipment	354	147
Furniture and equipment	66	58

Property and equipment, at cost	1,252	977
Less: accumulated depreciation	(497)	(200)

Property and equipment, net	$755	$777

Depreciation expense was $347,000, $83,000 and $115,000 for the years ended 2010, 2009 and 2008, respectively.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31,
	2010	2009
License fees	$1,000	$—
Technology development costs relating to websites	147	—
Less: accumulated amortization	(45)	—

Total intangible assets, net	$1,102	$—

Amortization expense was $45,000 for the year ended 2010 and $0 for the years ended 2009 and 2008. We estimate the aggregate amortization expense for the next five years to be $120,000 per year.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued fees and royalties	$1,566	$—
Accrued compensation and benefits	1,329	156
Accrued severance	293	1,659
Accrued liability to third party sales organization	842	—
Accrued product discounts and allowances	473	—
Other accrued expenses	1,196	—

Total accrued liabilities	$5,699	$1,815

From March through May 2009, we terminated the employment of thirteen employees as part of a general cost reduction initiative resulting from ongoing delays in the Silenor NDA approval process. Each of the terminated employees entered into a separation agreement and a separate consulting arrangement with us. We paid $513,000 to these former employees during 2009 under these separation agreements, and had a remaining deferred severance obligation of $1,659,000 as of December 31, 2009. During 2010, we settled $860,000 of this deferred severance obligation through the issuance of common stock and paid $506,000 to these former employees. The remaining deferred severance obligation was settled in January 2011.

Note 4. License Agreements
In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property made after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of December 31, 2010. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property which we estimate to be approximately 10 years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of December 31, 2010. The royalty payments will be recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.
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
Note 5. Commitments and contingencies
Commitments
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
The services agreement has an initial two-year term, and may be extended by us by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we have the right to terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have the right to terminate the services agreement upon 90 days written notice after the one year anniversary of the deployment of Publicis’ sales representatives without paying a termination fee. We may also terminate the services agreement without paying a termination fee by hiring a specified number of sales representatives. In addition, either party may terminate the services agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the services agreement unlawful. If termination occurs during the initial two-year term, we assume financial responsibility for the remaining lease payments for the sales representatives’ vehicles which have a two-year lease term.
We entered into an amended and restated agreement with Publicis in February 2011, as discussed in Note 11 “Subsequent Events”.

In August 2010, we entered into a co-promotion agreement with P&G under which P&G will provide sales support to promote Silenor in the U.S. through its team of full-time sales representatives. Beginning in January 2011, P&G will also provide certain managed care support services. We will recognize the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we are required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees are recognized as a sales, general, and administrative expense and are recorded in accrued liabilities as of December 31, 2010. The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of training, maintaining and operating its own sales force, and we are responsible for all other costs pertaining to the commercialization of Silenor.
The term of the agreement is from August 2010 through December 2012, and we will pay P&G a reduced royalty fee based on U.S. net sales of Silenor for one year after the expiration of the agreement or its earlier termination under certain circumstances. Beginning as of June 30, 2012, the parties will discuss in good faith the continuation of the collaboration upon mutually-agreed terms and conditions. We have the right to terminate the agreement upon 90 days written notice if P&G fails to provide at least 75% of its minimum detailing obligations. Beginning October 1, 2011, P&G may cure such shortfall for a calendar quarter one time each calendar year during the calendar quarter immediately following such shortfall. Either party may terminate the agreement upon 90 days written notice to the other party, although no such termination may be effective prior to December 31, 2011. P&G may terminate the agreement if Silenor is withdrawn from the market for longer than three months as the result of a legal requirement or 30 days after the end of a calendar quarter in which the market share for Silenor is less than 75% of the Silenor market share immediately prior to the loss of Silenor’s market exclusivity in the U.S. In addition, either party may terminate the agreement upon a large scale recall or withdrawal of Silenor from the U.S. resulting from a significant safety risk that is not due to tampering, a remediable manufacturing problem or other defect that can be cured after such risk is discovered. Either party may also terminate the agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or a force majeure event that lasts for at least six months.
We have contracted with various consultants, drug manufacturers, wholesalers, and other vendors to assist in clinical trial work, data analysis, and commercialization activities for Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. At December 31, 2010, we had $2.3 million of non-cancellable purchase orders outstanding.
We have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment is terminated under specified circumstances.
Leasing arrangements
In April 2010, we entered into a new lease arrangement to rent approximately 6,000 square feet of office space for 12 months beginning on May 1, 2010 for a monthly rental of $18,000 plus other pass-through charges. Rent expense for 2010, 2009, and 2008 was $178,000, 88,000, and $1,371,000, respectively.
Litigation
In November 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each has filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic version of Silenor 3 mg and 6 mg tablets. The notices each included a “paragraph IV certification” with respect to seven of the eight patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.

On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”), and Mylan Pharmaceuticals Inc. and Mylan, Inc., (collectively, “Mylan”). The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing ANDAs seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a “paragraph IV certification” with respect to seven of the eight patents listed in the Orange Book for Silenor.
We filed suit against Par in February 2011 as discussed in Note 11 “Subsequent Events”.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but cannot predict the outcome of these matters.
Note 6. Stockholders’ Equity
Public Offerings of Common Stock
In March 2010, we issued 6,900,000 shares of common stock in a public offering of our stock. The net proceeds from the offering, after underwriting discounts and commissions and offering costs of $4,180,000, were approximately $52,745,000.
In November 2010, we issued 8,800,000 shares of common stock in a public offering of our stock. The net proceeds from the offering, after underwriting discounts and commissions and offering costs of $1,149,000, were approximately $24,811,000.
Private Placement of Common Stock
In July 2009, we issued in a private placement 5,106,000 shares of common stock at $1.05 per share and warrants to purchase up to 5,106,000 shares of common stock at $0.125 per share for aggregate combined gross proceeds of $6,000,000. Net proceeds from the offering were $5,732,000 after deducting financing costs of $268,000. The warrants have seven-year terms, an exercise price of $1.155, are immediately exercisable, and expire in July 2016. The warrants do not include a net cash settlement provision or any other provisions that would create liability classification and are included in stockholders’ equity. In connection with the private placement, we filed a registration statement with the SEC for the resale of both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was declared effective by the SEC in August 2009. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.
We may be liable for liquidated damages if we do not maintain the effectiveness of the registration statement or the listing of its common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, in each case for a period of ten consecutive days or for more than thirty days in any 365-day period. The amount of the liquidated damages is one percent per applicable ten or thirty day period, subject to an aggregate maximum of eight percent per calendar year, of the aggregate purchase price of the common stock purchased in the private placement then held by each investor that are registrable securities. We do not believe it is probable that it will be required to pay liquidated damages and have not recognized any amounts in the financial statements related to such potential liquidated damages.

Warrants
At December 31, 2010, we have warrants outstanding to purchase 2,417,632 shares of our common stock. These warrants are immediately exercisable, have remaining terms of three to eight years, exercise prices ranging from $1.155 to $5.4175 per share, and a weighted average exercise price of $1.41 per share.
Preferred Stock
Concurrent with our initial public offering in December 2005, 10,000,000 shares of preferred stock were authorized, none of which have been issued or are outstanding as of December 31, 2010.
Note 7. Share-Based Compensation
We have issued and intend to continue to issue stock options, restricted stock units (“RSUs”) and restricted stock awards under our equity incentive award plans. We have equity awards outstanding under both our 2004 Equity Incentive Award Plan (the “2004 Plan”) and our 2005 Equity Incentive Award Plan (the “2005 Plan”). During 2010, we had the following types of equity awards outstanding:
•	Stock Options: Stock options generally have ten-year terms and vest over a period of between one and four years and are service-based. The exercise price for our stock options is generally equal to the closing stock price at the date of grant.
•	Restricted Stock Units: RSUs, which are convertible into an equivalent number of shares of common stock upon vesting, have been granted to employees and members of our board of directors. The majority of our outstanding RSUs vested during 2010 upon achieving certain criteria relating to matters such as approval of the NDA for Silenor by the FDA and the commercialization of Silenor.
•	Restricted Stock: All of our restricted stock awards were initially granted to employees and members of our board of directors, but certain former employees continued to vest in their restricted stock awards under consulting agreements entered into upon termination of their employment. All of our restricted stock vested during 2010.
We issue equity awards under our 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by our board of directors. As of December 31, 2010, an aggregate of 2,131,000 shares of common stock were authorized and available for issuance under the 2005 Plan. Under the evergreen provision, on January 1, 2011, an additional 2,000,000 shares became available for issuance under the 2005 Plan.
We also have an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by our board of directors. As of December 31, 2010, an aggregate of 1,102,000 shares of common stock were authorized and available for issuance under the ESPP. Under the evergreen provision, on January 1, 2011, an additional 300,000 shares were authorized under our ESPP. No shares have been issued under the ESPP through December 31, 2010.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense recognized in 2010, 2009, and 2008:

	Year ended December 31,
	2010	2009	2008
Share-based compensation expense included in selling, general and administrative expense	$5,412	$4,637	$4,254
Share-based compensation expense included in research and development expense	1,294	1,526	2,045

Total share-based compensation expense	$6,706	$6,163	$6,299

Included in the table for 2009 is the effect of the termination of employment for certain individuals which created an acceleration of share-based compensation expense. During 2009, fifteen employees ceased employment and entered into a consulting agreement with us. Also, in 2009 upon separation from the Company, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, we recognized $2,360,000 of share-based compensation expense during 2009 on the dates of termination.
The table above also includes compensation costs of $658,000 in 2009 from our one-time stock option exchange program that was completed in June 2009. Under the program, employees and directors as of March 1, 2009 were eligible to exchange their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of $1.23. In total, 4,320,000 stock options were tendered in exchange for 2,880,000 replacement awards. One-third of the replacement awards vested upon grant and the remaining two-thirds vest in equal monthly installments over the following two year period such that all the shares will be fully vested in June 2011, subject to the participant’s continued service.
Stock Options
We use the Black-Scholes model to estimate the grant date fair value of stock options. To calculate these fair values, the following assumptions were used:

	Year Ended December 31,
	2010	2009	2008
Risk free interest rate	2.5% to 3.0%	1.9% to 2.9%	2.6% to 3.6%
Expected term	5.25 to 6.25 years	5.25 to 6.25 years	5.25 to 6.25 years
Expected volatility	86% to 88%	74% to 84%	64% to 74%
Weighted average volatility	87%	78%	69%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$2.69 to $8.59	$1.17 to $2.18	$0.98 to $4.93
Weighted average fair value of stock options granted	$4.89	$1.19	$2.85
The following table summarizes our stock options as of December 31, 2010 and the activity for the year then ended (share and dollar amounts in thousands, except per-share exercise prices):

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2009	3,828	$1.45
Granted	1,591	6.58
Exercised	(1,610)	1.45		$5,883
Forfeited	(427)	1.48

Outstanding at December 31, 2010	3,382	$3.86	8.3	$3,200

Vested and exercisable at December 31, 2010	1,574	$1.66	7.48	$2,637
The intrinsic value of an equity award is the difference between the fair value of the underlying stock and its exercise price. If the exercise price equals or exceeds the fair value of the underlying stock, then the award is considered to have a zero intrinsic value. The following table summarizes certain information for options (in thousands).

	Year ended December 31,
	2010	2009	2008
Fair value of vested stock options	$1,563	$—	$20
Intrinsic value of exercised stock options	$5,883	$225	$8

Unrecognized compensation expense related to non-vested stock options totaled $7.1 million as of December 31, 2010. Such compensation expense is expected to be recognized over a weighted-average period of 1.65 years.
We did not realize any tax benefits from option exercises during 2010, 2009 and 2008.
Restricted Stock Units and Awards
Restricted Stock Units — The following table summarizes our restricted stock units as of December 31, 2010 and the activity during the year then ended (share numbers in thousands):

	Employee and Director
	Awards
		Weighted
		Average
		Grant Date	Consultant	Total
		Fair Value	Awards	Awards
	# Shares	per Share	# Shares	# Shares
December 31, 2009	740	$0.87	107	847
Granted	187	8.55	—	187
Vested	(679)	1.56	(59)	(738)
Forfeited	(123)	0.96	(48)	(171)

December 31, 2010	125	$8.52	—	125

The intrinsic value of an RSU is equal to our stock price. The intrinsic value of vested RSUs was $2,161,000, $235,000, and zero during 2010, 2009, and 2008, respectively. The weighted average grant date fair value per share for RSUs granted in 2009 and 2008 was $1.28 and $1.21, respectively. Unrecognized compensation expense related to non-vested RSUs totaled $0.7 million as of December 31, 2010. Such compensation expense is expected to be recognized over a weighted-average period of 1.42 years.
Restricted Stock Awards — At December 31, 2009, there were 60,000 nonvested restricted stock awards for employees and directors and 45,000 nonvested restricted stock awards for consultants. The weighted average grant date fair value per share, which is used in recording share-based compensation expense for employees and directors, was $11.40 for nonvested restricted stock awards as of December 31, 2009. (Share-based expense for consultant awards is measured using the stock price at the date of vesting and therefore there is no weighted average grant date fair value per share.) During 2010, all of these outstanding restricted stock awards vested, resulting in compensation expense of $861,000. In connection with the settlement of the tax obligations associated with the vesting of these awards, certain shareholders surrendered 11,000 shares with a fair value of $44,000. At December 31, 2010, we do not have any non-vested restricted stock awards outstanding. The intrinsic value of restricted stock is equal to our stock price. The intrinsic value of vested restricted stock awards was $414,000, zero, and $210,000 in 2010, 2009, and 2008, respectively.
Note 8. Income taxes
We have incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of our net deferred tax assets are shown in the table below (amounts are in thousands).

	December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$71,038	$56,657
Research and development credits	4,752	4,738
Capitalized research and development	360	495
Non-cash compensation expense	3,270	6,607
Other, net	1,982	922

Total deferred tax assets	81,402	69,419
Valuation allowance	(81,402)	(69,419)

Net deferred tax assets	$—	$—

At December 31, 2010, we had generated federal net operating loss carryforwards of $181,843,000 and state net operating loss carryforwards of $176,628,000 on the respective tax return bases. We have generated windfall tax benefits from the settlement of certain share-based awards. These tax benefits have not been reflected in the table of deferred tax assets presented above since the tax deduction increases our net operating loss carryforward and does not result in a cash tax savings in the current year. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. However, the net operating loss carryforwards related to these windfall tax benefits of approximately $1,199,000 are included in the federal and state net operating loss carryforward amounts of $181,843,000 and $176,628,000, respectively. Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively.
We have federal and state research and development tax credit carryforwards at December 31, 2010 of $4,282,000 and $1,954,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.
Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of March 31, 2010 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance our operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits.
We have not performed a Section 382 analysis since March 31, 2010. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance.
The following table provides a reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes (amounts are in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal income taxes at 34%	$(13,231)	$(4,911)	$(12,657)
State income taxes, net of federal benefit	(1,779)	(15)	(2,246)
Research and development credits	—	(116)	(517)
Share-based compensation expense	(1,741)	5,069	552
Tax effect of non-deductible expenses and credits	44	(3)	(7)
Increase in valuation allowance	16,707	(24)	14,875

Provision for income taxes	$—	$—	$—

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
The following table summarizes our unrecognized tax benefit activity (amounts are in thousands):

	Year Ended December 31,
	2010	2009
Unrecognized tax benefits at the beginning of the year	$910	$877
Gross decreases related to prior year tax positions	0	0
Gross increases related to current year tax positions	0	33
Settlements	None	None
Lapse of statute of limitations	None	None

Unrecognized tax benefits at year end	$910	$910

The unrecognized tax benefits have been recorded as a reduction of the related deferred tax asset. Because our deferred tax assets are fully reserved, none of the amount included in the balance of unrecognized tax benefits would affect the effective tax rate if recognized. We are subject to taxation in each of the jurisdictions in which we operate. We are currently not under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. Our accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of December 31, 2010.
Note 9. Related Party Transactions
We have in-licensed certain intellectual property from ProCom (see Note 3, “License Agreements”). As part of the license agreement, ProCom has the right to designate one nominee for election to our board of directors. ProCom designated Terrell A. Cobb, a principal of ProCom, for nomination as a member of our board of directors. In 2010, we paid ProCom $1,000,000 for license fees and $235,000 for royalty payments pursuant to the terms of this agreement. At December 31, 2010, $16,000 is recorded in accrued liabilities for ProCom royalty payments.
The license agreement also provided a consulting arrangement for Mr. Cobb and Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, we paid an aggregate of $59,000, $135,000, and $170,000 for consulting services for the years ended 2010, 2009 and 2008, respectively. Pursuant to the consulting arrangements, payments ceased for Mr. Cobb in April 2008. Payments to Dr. Kavey under that consulting arrangement ended in April 2010 and a subsequent consulting agreement was entered into which terminates in September 2011.
Mr. Cobb and Dr. Kavey have an aggregate of 134,000 stock options outstanding of which 116,000 were vested as of December 31, 2010. The weighted average exercise price of the outstanding options was $3.70 and the weighted average exercise price of the vested stock options was $3.86. None of the stock options had been exercised as of December 31, 2010. In addition, 49,000 RSUs granted to Mr. Cobb vested in 2010 in connection with the first commercial sale of Silenor in the United States.
In July 2009, we raised $6,000,000 through a private placement of 5,106,000 shares of our common stock and seven-year warrants to purchase up to 5,106,000 additional shares of our common stock. Among the investors in the private placement were: (1) a trust of which Kurt von Emster, a member of our board of directors, is a trustee and beneficiary; (2) investment funds affiliated with Jesse I. Treu, Ph.D., a member of our board of directors through June 2010, and (3) investment funds affiliated with Kurt C. Wheeler, a member of our board of directors through March 2010.
Note 10. Selected Quarterly Financial Information (Unaudited)
The following table presents our unaudited quarterly results of operations for 2010 and 2009 (in thousands, except per share data). The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly compared to an annual basis.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2010:
Net product sales	$—	$—	$38	$1,344	$1,382
Gross profit	$—	$—	$35	$1,103	$1,138
Loss from operations	$(4,165)	$(5,716)	$(12,902)	$(16,224)	$(39,007)
Net loss	$(4,165)	$(5,721)	$(12,900)	$(16,027)	$(38,813)
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.37)	$(0.42)	$(1.16)

2009:
Net product sales	$—	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—	$—
Loss from operations	$(4,308)	$(6,138)	$(1,845)	$(1,921)	$(14,212)
Net loss	$(4,544)	$(6,137)	$(1,843)	$(1,919)	$(14,443)
Basic and diluted net loss per share	$(0.25)	$(0.33)	$(0.08)	$(0.08)	$(0.69)

Note 11. Subsequent Events
Loan Agreement
On February 7, 2011, we entered into a loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. The revolving loan bears interest at a variable rate of interest, per annum, at our option of either LIBOR plus 3.00% or Comerica’s prime rate plus 0.50%, which as of February 2011 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first business day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013, subject to certain conditions. Once we have two consecutive quarters of profitability, the amounts we borrow are limited to a percentage of our accounts receivable. There is a non-refundable unused commitment fee equal to 0.25% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $5.0 million and to maintain 50% of any other cash balances with Comerica and any other cash or investments must be covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, once we have two consecutive quarters of profitability, minimum EBITDA requirements. We have currently met all of our obligations under the loan agreement.
Amended and Restated Supplement with Publicis
On February 7, 2011 we entered into an amended and restated agreement with under which Publicis will recruit and deploy for us an additional 35 sales representatives that will exclusively promote Silenor, as well as one additional regional field coordinator. In consideration for Publicis’ services under the Publicis agreements, we paid Publicis a portion of the fees for the start-up and additional recruiting phases of the engagements upon signing and the remainder upon completion of the applicable services. We also pay Publicis a fixed monthly fee, which fee is subject to certain quarterly adjustments based on actual staffing levels. During the term of the Publicis agreements, a portion of Publicis’ management fee is subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to initial scale-up and recruiting activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we are obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonuses, meeting and travel costs and certain administrative expenses.
The services agreement has an initial two-year term, and may be extended by us by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we have the right to terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have the right to terminate the services agreement upon 90 days written notice after the one year anniversary of the deployment of Publicis’ sales representatives without paying a termination fee. We may also terminate the services agreement without paying a termination fee by hiring a specified number of sales representatives. In addition, either party may terminate the services agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the services agreement unlawful. If termination occurs during the initial two-year term, we assume financial responsibility for the remaining lease payments for the sales representatives’ vehicles which have a two-year lease term.
Litigation
On February 2, 2011, we together with Pro Com One, Inc., filed suit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, “Par”). The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing an ANDA seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents listed in the Orange Book for Silenor have not been asserted against Par. We intend to vigorously enforce our intellectual property rights relating to Silenor, but cannot predict the outcome of this matter.