Form 10-Q
period 2011-03-31
Somaxon Pharmaceuticals, Inc.
filed 2011-05-04
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	20-0161599 (I.R.S. Employer
incorporation or organization)	Identification No.)

3570 Carmel Mountain Road, Suite 100, San Diego CA	92130
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 15, 2011 was 45,004,991.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$25,360	$21,008
Short-term investments	17,935	33,809
Accounts receivable, net	881	5,584
Inventory	1,488	991
Other current assets	1,932	1,882

Total current assets	47,596	63,274
Property and equipment, net	787	755
Intangibles, net	1,216	1,102

Total assets	$49,599	$65,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,965	$1,709
Accrued liabilities	5,192	5,699
Deferred revenue	3,016	3,459

Total current liabilities	11,173	10,867

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 100,000 shares authorized; 45,005 and 45,004 shares outstanding at March 31, 2011 and December 31, 2010, respectively	272,313	271,117
Accumulated deficit	(233,890)	(216,852)
Accumulated other comprehensive income (loss)	3	(1)

Total stockholders’ equity	38,426	54,264

Total liabilities and stockholders’ equity	$49,599	$65,131

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010

Gross product sales	$2,877	$—
Less: discounts and allowances	(555)	—

Net product sales	2,322	—
Less: cost of sales	(363)	—

Gross profit	1,959	—

Operating expenses
Selling, general and administrative	$18,593	$3,052
Research and development	419	1,113

Total operating expenses	19,012	4,165

Loss from operations	(17,053)	(4,165)
Interest and other income	15	1
Interest and other expense	—	(1)

Net loss	$(17,038)	$(4,165)

Basic and diluted net loss per share	$(0.38)	$(0.16)
Shares used to calculate net loss per share	45,005	25,662
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(17,038)	$(4,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,195	2,180
Depreciation	52	3
Amortization	30	—
Amortization of investment discount	115	—
Realized gain on sale of short-term investments	1	—
Changes in operating assets and liabilities:
Accounts receivable	4,703	—
Inventory	(497)	—
Other current and non-current assets	(116)	160
Accounts payable	1,257	674
Accrued liabilities	(507)	443
Deferred revenue	(443)	—

Net cash used in operating activities	(11,248)	(705)

Cash flows from investing activities
Purchases of property and equipment	(85)	—
Payments for technology rights	—	(1,000)
Payments for intangible assets	(143)	—
Purchases of marketable securities	(2,401)	—
Sales and maturities of marketable securities	18,228	—

Net cash provided by (used in) investing activities	15,599	(1,000)

Cash flows from financing activities
Issuance of common stock, net of costs	—	52,745
Exercise of warrants	—	491
Exercise of stock options	1	1,865
Purchase of treasury stock	—	(44)

Net cash provided by financing activities	1	55,057

Increase in cash and cash equivalents	4,352	53,352
Cash and cash equivalents at beginning of the period	21,008	5,165

Cash and cash equivalents at end of the period	$25,360	$58,517

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Common Stock and			Accumulated
	Additional Paid-in			Other
	Capital		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total
Balance at December 31, 2010	45,004	$271,117	$(216,852)	$(1)	$54,264
Net loss	—	—	(17,038)	—	(17,038)
Unrealized gains in short-term investments	—	—	—	4	4

Comprehensive loss	—	—	—	—	(17,034)
Exercise of stock options	1	1	—	—	1
Share-based compensation expense	—	1,195	—	—	1,195

Balance at March 31, 2011	45,005	$272,313	$(233,890)	$3	$38,426

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we”, “us” or “our”), is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration (“FDA”), approved our New Drug Application (“NDA”), for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.
Basis of Presentation
The accompanying condensed balance sheet as of December 31, 2010, which has been derived from our audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of our management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.
Capital Resources
Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since the inception of the Company, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. As a result, we may need to obtain additional funds to finance our operations in the future. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, our loan agreement, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all.
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
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At March 31, 2011, our cash and cash equivalents consisted primarily of money market funds and available-for-sale securities that have an original maturity date of three months or less. All of our cash equivalents have liquid markets and high credit ratings.

Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the three months ended March 31, 2011.
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
We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011

Cardinal Health	50%
McKesson	31%
AmerisourceBergen	10%
The majority of our accounts receivable balance as of March 31, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at March 31, 2011.
We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.
Inventory
Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record a reserve for potentially obsolete or excess inventory as of March 31, 2011.
Intangible Assets
Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the three months ended March 31, 2011.

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
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of March 31, 2011, the dollar amount of returns received in 2011 has been negligible.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the three months ended March 31, 2011, we recognized product revenue of $2.3 million, which was net of estimated product sales discounts and allowances. At March 31, 2011, we had a deferred revenue balance of $3.0 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.2 million as of March 31, 2011.
Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we are analyzing many factors, including, without limitation, industry data regarding product return rates, and tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell down of our launch inventory. We may use some or all of these factors in establishing a basis for estimating future product returns on sales to customers at the time of product shipment. We believe that we will be in a position to reasonably estimate product returns during 2011.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the allowance for prompt pay discounts was $17,000 and $114,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the accrual for patient discount programs was $170,000 and $182,000, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the accrual for distribution service fees was $179,000 and $276,000, respectively.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At March 31, 2011 and December 31, 2010, the accrual for chargebacks was $6,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At March 31, 2011 and December 31, 2010, the accrual for rebates was $55,000 and $6,000, respectively.
Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc. (“ProCom”).
Share-Based Compensation Expense
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the stock option award. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vested upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time the meeting of the performance condition is considered probable.

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
Net Loss per Share
Basic earnings per share (“EPS”) excludes the effects of common stock equivalents. EPS is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares outstanding subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For us, basic and dilutive net loss per share are equivalent because we have incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2011	2010
Numerator:
Net loss	$(17,038)	$(4,165)

Denominator:
Weighted average common shares outstanding	45,005	25,749
Weighted average unvested common shares subject to repurchase	—	(87)

Denominator	45,005	25,662

Basic and diluted net loss per share	$(0.38)	$(0.16)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	3,764	3,432
Weighted average restricted stock units outstanding	244	813
Weighted average warrants outstanding	2,417	4,167
Weighted average unvested common shares subject to repurchase	—	87

Total weighted average anti-dilutive securities not included in diluted net loss per share	6,425	8,499

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first year beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27 did not have a material impact on our financial statements.
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
The fair value of our investment holdings at March 31, 2011 and December 31, 2010 is summarized in the following tables (in thousands).

	March 31, 2011
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$19,340	$—	$19,340	$—
U.S. government agency securities	13,285	—	13,285	—
Money market funds	2	2	—	—

Total	$32,627	$2	$32,625	$—

	December 31, 2010
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$18,415	$—	$18,415	$—
U.S. government agency securities	30,628	—	30,628	—

Total	$49,043	$—	$49,043	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the condensed consolidated balance sheets. The carrying value of short-term investments consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$19,340	$—	$—	$19,340
U.S. government agency securities	13,282	3	—	13,285

Total	$32,622	$3	$—	$32,625

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$18,415	$—	$—	$18,415
U.S. government agency securities	30,629	2	(3)	30,628

Total	$49,044	$2	$(3)	$49,043

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $14.7 million and $15.2 million as of March 31, 2011 and December 31, 2010, respectively.
Note 3. Composition of Certain Balance Sheet Items
Accounts Receivable
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable for product sales, gross	$898	$5,975
Allowances for discounts	(17)	(391)

Total accounts receivable	$881	$5,584

Inventory
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Work in process	$621	$207
Finished goods inventory held by the Company	627	515
Finished goods inventory held by others	240	269

Total inventory	$1,488	$991

Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Deposits and other prepaid expenses	$806	$641
Prepaid sales and marketing expenses	994	529
Interest receivable	132	206
Other current assets	—	506

Total other current assets	$1,932	$1,882

Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Tooling	$832	$832
Computer equipment	354	354
Furniture and equipment	66	66
Construction in progress	84	—

Property and equipment, at cost	1,336	1,252
Less: accumulated depreciation	(549)	(497)

Property and equipment, net	$787	$755

Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	143	—
Less: accumulated amortization	(74)	(45)

Total intangible assets, net	$1,216	$1,102

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued fees and royalties	$1,625	$1,566
Accrued liability to third party sales organization	889	842
Accrued compensation and benefits	759	1,329
Accrued product discounts and allowances	410	473
Other accrued expenses	1,509	1,196

Total accrued liabilities	$5,192	$5,699

Note 4. License Agreements
In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property made after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of December 31, 2010. Capitalized amounts are amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of March 31, 2011. The royalty payments will be recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

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
Note 5. Commitments and Contingencies
Commitments
Publicis Touchpoint Solutions, Inc. (“Publicis”). In July 2010, we entered into a professional detailing services agreement with Publicis under which Publicis agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, together with management coordination personnel, all of whom will be employees of Publicis. On February 7, 2011 we entered into an amended and restated agreement with Publicis under which Publicis agreed to recruit and deploy for us an additional 35 sales representatives that will exclusively promote Silenor, together with management coordination personnel. We recognize the revenue from Silenor product sales generated by the promotional efforts of the sales organization. Under the terms of the agreement, we were required to pay a one-time start up fee, and we are required to pay a fixed monthly fee, which is subject to certain quarterly adjustments based on actual staffing and spending levels. During the term of the agreement, a portion of Publicis’ management fee will be subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we are obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonuses, meeting and travel costs and certain administrative expenses. The agreement has an initial two-year term, and may be extended by us by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. Prior to the first anniversary of the deployment of Publicis’ sales representatives, we have the right to terminate the services agreement upon 90 days written notice and payment to Publicis of a termination fee in a specified amount. We have the right to terminate the services agreement upon 90 days written notice after the one year anniversary of the deployment of Publicis’ sales representatives without paying a termination fee. We may also terminate the services agreement without paying a termination fee by hiring a specified number of sales representatives. In addition, either party may terminate the services agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the services agreement unlawful. If termination occurs during the initial two-year term, we assume financial responsibility for the remaining lease payments for the sales representatives’ vehicles which have a two-year lease term.
Procter & Gamble (“P&G”). In August 2010, we entered into a co-promotion agreement with P&G under which P&G provides sales support to promote Silenor in the U.S. through its team of full-time sales representatives. We recognize the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we are required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees are recognized as a sales, general, and administrative expense and are recorded in accrued liabilities as of March 31, 2011. The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of training, maintaining and operating its own sales force, and we are responsible for all other costs pertaining to the commercialization of Silenor. The term of the agreement is from August 2010 through December 2012, and we will pay P&G a reduced royalty fee based on U.S. net sales of Silenor for one year after the expiration of the agreement or its earlier termination under certain circumstances. Beginning as of June 30, 2012, the parties will discuss in good faith the continuation of the collaboration upon mutually-agreed terms and conditions. We have the right to terminate the agreement upon 90 days written notice if P&G fails to provide at least 75% of its minimum detailing obligations. Beginning October 1, 2011, P&G may cure such shortfall for a calendar quarter one time each calendar year during the calendar quarter immediately following such shortfall. Either party may terminate the agreement upon 90 days written notice to the other party, although no such termination may be effective prior to December 31, 2011. P&G may terminate the agreement if Silenor is withdrawn from the market for longer than three months as the result of a legal requirement or 30 days after the end of a calendar quarter in which the market share for Silenor is less than 75% of the Silenor market share immediately prior to the loss of Silenor’s market exclusivity in the U.S. In addition, either party may terminate the agreement upon a large scale recall or withdrawal of Silenor from the U.S. resulting from a significant safety risk that is not due to tampering, a remediable manufacturing problem or other defect that can be cured after such risk is discovered. Either party may also terminate the agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or a force majeure event that lasts for at least six months.

Comerica Bank (“Comerica”). On February 7, 2011, we entered into a loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. The revolving loan bears interest at a variable rate of interest, per annum, at our option of either LIBOR plus 3.00% or Comerica’s prime rate plus 0.50%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first business day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013, subject to certain conditions. Once we have two consecutive quarters of profitability, the amounts we borrow are limited to a percentage of our accounts receivable. There is a non-refundable unused commitment fee equal to 0.25% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement. Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $5.0 million and to maintain 50% of any other cash balances with Comerica and any other cash or investments must be covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, once we have two consecutive quarters of profitability, minimum EBITDA requirements. We have currently met all of our obligations under the loan agreement.
Other Commitments. We have contracted with various consultants, drug manufacturers, wholesalers, and other vendors to assist in clinical trial work, data analysis, and commercialization activities for Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment is terminated under specified circumstances.
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
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”), and Mylan Pharmaceuticals Inc. and Mylan, Inc., (collectively, “Mylan”). The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing ANDAs seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents included in the paragraph IV certifications of Actavis and Mylan have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.

On February 2, 2011, we together with Pro Com One, Inc., filed suit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, “Par”). The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing an ANDA seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents included in Par’s paragraph IV certification have not been asserted against Par.
On March 29, 2011, we received a notice from Actavis Elizabeth LLC containing a paragraph IV certification with respect to U.S. Patent No. 7,915,307, which was issued to us on March 29, 2011 and thereafter listed in the Orange Book. We are currently reviewing the details of the notice.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but cannot predict the outcome of these matters.
Note 6. Share-based Compensation and Equity
Share-based Compensation Expense
Somaxon has restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award. The following table summarizes non-cash share-based compensation expense (in thousands).

	Three months ended
	March 31,
Composition of share-based compensation:	2011	2010
Included in selling, general and administrative expense	$1,049	$1,630
Included in research and development expense	146	550

Total share-based compensation expense	$1,195	$2,180

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
Included in these tables for 2010 is the effect of a modification of the option agreements with certain terminated employees as a result of an extension of the term of their post-employment consulting agreements. We recognized $233,000 of share-based compensation expense during 2010 as a result of this modification.
Note 7. Related Party Transaction
Somaxon has in-licensed certain intellectual property from ProCom (see Note 4, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. During 2011, we recognized in costs of sales $121,000 of ProCom royalty payments in connection with this arrangement. At March 31, 2011, $104,000 is recorded in accrued liabilities for ProCom royalty payments.
As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Overview
Background
We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.
Our principal focus is on commercial activities relating to Silenor. We have increased our headcount from 5 employees as of March 2010 to 44 employees as of April 15, 2011. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc., or Publicis, and an additional 105 sales representatives provided to us under our co-promotion agreement with Procter and Gamble, or P&G. In February 2011, we engaged Publicis to provide us with an additional 35 sales representatives that were fully deployed as of early April 2011. As a result, Silenor is supported by approximately 250 sales representatives, all of whom promote Silenor in the primary detail position. We have also established the manufacturing and distribution channel for Silenor through agreements with third-party suppliers and service providers, and we have established reimbursement coverage for Silenor with numerous private and government payors.
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

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired or damaged products in accordance with our returned goods policy and issue credit to our customers for expired or damaged returned product. We do not exchange product from inventory for returned product. As of March 31, 2011, product returns have been negligible.
We are unable to reliably estimate returns at this time. Therefore, we have determined that shipment of product to wholesale distributors does not meet the criteria for revenue recognition at the time of shipment. Until we are able to reliably estimate returns, we will defer revenue recognition until the right of return no longer exists, which is the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimate patient prescriptions dispensed using an analysis of third-party information. For the three months ended March 31, 2011, we recognized product revenue of $2.3 million, which was net of estimated product sales discounts and allowances. At March 31, 2011, we had a deferred revenue balance of $3.0 million which was also recorded net of estimated product sales discounts and allowances. We have also deferred the related cost of product sales and recorded such amount as finished goods inventory held by others, which was $0.2 million as of March 31, 2011.
Until we can reliably estimate product returns, we will continue to recognize revenue upon the earlier to occur of prescription units dispensed or the expiration of the right of return. In order to develop a methodology to reliably estimate returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we are analyzing many factors, including, without limitation, industry data regarding product return rates, and tracking the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell down of our launch inventory. We may use some or all of these factors in establishing a basis for estimating future product returns on sales to customers at the time of product shipment. We believe that we will be in a position to reasonably estimate product returns during 2011.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the allowance for prompt pay discounts was $17,000 and $114,000, respectively.
Patient Discount Programs. We offer discount programs to patients who are prescribed Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for this discount through a third-party vendor. We estimate the total amount that will be redeemed based on the dollar amount of the discount, the timing and quantity of distribution and historical redemption rates. We accrue the discount and recognize a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the accrual for patient discount programs was $170,000 and $182,000, respectively.
Distribution Service Fees. We pay distribution service fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At March 31, 2011 and December 31, 2010, the accrual for distribution service fees was $179,000 and $276,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At March 31, 2011 and December 31, 2010, the accrual for chargebacks was $6,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At March 31, 2011 and December 31, 2010, the accrual for rebates was $55,000 and $6,000, respectively.
As we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we expect product sales discounts and allowances to increase.
The following table summarizes the activity for the three months ended March 31, 2011 associated with product sales discounts and allowances, with amounts shown in thousands. From the initial launch of Silenor through September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. At March 31, 2011 and December 31, 2010, the allowance for product launch discounts was negligible and $277,000, respectively.

					Total
					Accrued
					Sales
	Prompt	Patient		Charge-	Discounts
	Pay	Discount	Distribution	backs and	and
	Discounts	Fees	Service Fees	Rebates	Allowances
Balance at January 1, 2011	$114	$182	$276	$15	$587
Provision made for sales during period	44	79	141	62	326
Payments	(141)	(91)	(238)	(16)	(486)

Balance at March 31, 2011	$17	$170	$179	$61	$427

Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom.
Inventory
Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off.
Capitalized License Fees
License fees related to our intellectual property are capitalized once technological feasibility has been established. Costs incurred to in-license our product candidates subsequent to FDA approval of our NDA for Silenor have been capitalized and recorded as an intangible asset. Capitalized amounts are amortized on a straight line basis over approximately ten years. Determining when technological feasibility has been achieved, and determining the related amortization period for capitalized intellectual property, requires the use of estimates and subjective judgment.

Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including an estimate of future volatility, expected forfeitures and the expected term of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vested upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition are determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options realized upon exercise could differ significantly from those amounts recorded in our financial statements.
Results of Operations
Comparisons of the Three Months Ended March 31, 2011 and 2010
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue. Net product sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2011	2010	Dollar	Percent
Gross product sales	$2,877	$—	$2,877	N/A
Discounts and allowances	(555)	—	(555)	N/A

Total net product sales	$2,322	$—	$2,322	N/A

We recognized net product sales of $2.3 million for the three months ended March 31, 2011 and had no product sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, patient discount programs, distribution service fees, chargebacks and rebates, totaled $0.6 million for the three months ended March 31, 2011, compared to $0 in the same period in 2010. As a percentage of gross sales, the reductions were 19.3% for the three months ended March 31, 2011.
Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2011	2010	Dollar	Percent
Cost of sales	$363	$—	$363	N/A

We recognized cost of sales of $0.4 million for the three months ended March 31, 2011 relating to product dispensed through prescriptions. We had no cost of sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $2.0 million for the three months ended March 31, 2011. Expressed as a percentage of net product sales, gross margin was 84.4% for the three months ended March 31, 2011.
Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Selling, general and administrative expense for 2011 and 2010 are summarized in the following tables (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2011	2010	Dollar	Percent
Sales and marketing	$13,519	$786	$12,733	1,620%
General and administrative	5,074	2,266	2,808	124%

Total selling, general and administrative expense	$18,593	$3,052	$15,541	509%

Selling and marketing expenses totaled $13.5 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.3 million and $0.4 million for the three months ended March 31, 2011 and the comparable period in 2010, respectively. The net increase of $12.7 million was due to the costs associated with the commercial activities of Silenor. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs.
General and administrative expenses totaled $5.1 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.8 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. The net increase of $2.8 million was primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount during the three months ended March 31, 2011 compared to the comparable period in 2010. This was offset by a decrease in share-based compensation expense due to higher share-based compensation expense during the three months ended March 31, 2010 as a result of vesting of performance-based equity awards upon FDA approval of the NDA for Silenor.
Research and Development Expense. Our most significant research and development costs during the three months ended March 31, 2011 were salaries, benefits and share-based compensation expense related to our research and development personnel. Research and development expense for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	March 31,		Change
	2011	2010	Dollar	Percent
Personnel and other costs	$201	$472	$(271)	(57)%
Silenor development work	72	91	(19)	(21)%
Share-based compensation expense	146	550	(404)	(73)%

Total research and development expense	$419	$1,113	$(694)	(62)%

Research and development expense decreased $0.7 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to lower share-based compensation expense. Share-based compensation expense attributable to research and development personnel decreased due to recognition of compensation costs associated with the vesting of performance-based equity awards upon FDA approval of the NDA for Silenor in the first quarter of 2010.

Liquidity and Capital Resources
We expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. As a result, we may need to obtain additional funds to finance our operations in the future. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through our loan agreement, strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all.
As of March 31, 2011, we had $43.3 million in cash, cash equivalents and short-term investments. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of March 31, 2011 will be sufficient to fund our operations through at least the first quarter of 2012. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
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
We have invested a substantial portion of our available cash in marketable securities and money market funds. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. All of our investments in marketable securities and money market funds are highly rated, highly liquid securities with readily determinable fair values. As of March 31, 2011, none of our securities are considered to be impaired.
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
Cash Flows
Net cash used in operating activities was $11.2 million for the three months ended March 31, 2011, compared to $0.7 million for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2011 as compared to the prior year.
Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $1.0 million for the same period in 2010. Results for 2011 reflect net sales and maturities of marketable securities of $15.8 million and payments for intangible assets of $0.1 million. Results for 2010 reflect a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor.
Net cash provided by financing activities was negligible for the three months ended March 31, 2011, compared to net cash provided by financing activities of $55.1 million for the same period in 2010. Our 2010 results reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $2.4 million from the exercise of warrants and stock options.

Loan Agreement
On February 7, 2011, we entered into a loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. The revolving loan bears interest at a variable rate of interest, per annum, at our option of either LIBOR plus 3.00% or Comerica’s prime rate plus 0.50%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first business day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013, subject to certain conditions. Once we have two consecutive quarters of profitability, the amounts we borrow are limited to a percentage of our accounts receivable. There is a non-refundable unused commitment fee equal to 0.25% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement. As of March 31, 2011, we do not have any borrowings under the loan agreement.
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
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents included in the paragraph IV certifications of Actavis and Mylan have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceuticals, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, other patents included in Par’s paragraph IV notice have not been asserted against Par.
On March 29, 2011, we received a notice from Actavis Elizabeth LLC containing a paragraph IV certification with respect to U.S. Patent No. 7,915,307, which was issued to us on March 29, 2011 and thereafter listed in the Orange Book. We are currently reviewing the details of the notice.
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
Contractual Obligations
A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard is effective for the first reporting period beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the financial statements.
In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27 did not have a material impact on our financial statements.
Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market, our reliance on our co-promotion partner, P&G, and our contract sales force provider, Publicis, for critical aspects of the commercial sales process for Silenor; the performance of P&G and Publicis and their adherence to the terms of their contracts with us; the ability of our sales management personnel to effectively manage the sales representatives employed by Publicis; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the recent submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; estimates of the potential markets for Silenor and our ability to compete in these markets; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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
Our cash and cash equivalents at March 31, 2011 consisted primarily of money market funds and marketable securities. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and marketable securities, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On March 29, 2011, we received a notice from Actavis Elizabeth LLC containing a paragraph IV certification with respect to U.S. Patent No. 7,915,307, which was issued to us on March 29, 2011 and thereafter listed in the Orange Book. We are currently reviewing the details of the notice.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and in this report, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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
In November 2010, we completed a public offering of 8,800,000 shares of our common stock at a public offering for aggregate net proceeds of approximately $24.8 million, and at March 31, 2011 we had cash, cash equivalents, and short-term investments totaling $43.3 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of March 31, 2011 will be sufficient to fund our operations through at least the first quarter of 2012; however, our financial resources may not be adequate through such period due to many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
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
If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor, or renegotiate less favorable terms with respect to such rights than we would otherwise choose. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may result in unfavorable results that could further adversely impact our financial condition. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
We, our co-promotion partner, P&G, and our contract sales force provider, Publicis will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize Silenor.
In August 2010, we entered into a co-promotion agreement with P&G, under which its sales representatives will provide a minimum number of primary details to certain healthcare professionals and a minimum number of calls to pharmacists promoting Silenor. In addition, in July 2010, we retained Publicis to provide 110 sales representatives to promote Silenor under the terms of a contract sales agreement. In February 2011 we engaged Publicis to provide an additional 35 sales representatives to promote Silenor that were fully deployed as of early April 2011. These representatives are employees of Publicis but were hired to our specifications and are managed by our team of Somaxon sales management personnel. As a result, Silenor is now supported by 250 field sales representatives who promote Silenor in the primary detail position. To the extent we, P&G and Publicis are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Silenor.
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
Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop or commercialize, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredient, or API, of Silenor. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.
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
Patent applications in the United States are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors of issued patents to which we hold rights were the first to conceive of inventions covered by pending patent applications or that the inventors were the first to file patent applications for such inventions.
In addition, third parties may challenge issued patents to which we hold rights and any additional patents that we may obtain, which could result in the invalidation or unenforceability of some or all of the relevant patent claims, or could attempt to develop products utilizing the same APIs as our products that do not infringe the claims of our in-licensed patents or patents that we may obtain.

When a third party files an Abbreviated New Drug Application, or ANDA, for a product containing doxepin for the treatment of insomnia at any time during which we have patents listed for Silenor in the FDA’s Orange Book publication, the applicant will be required to certify to the FDA concerning the listed patents. Specifically, the applicant must certify that: (1) the required patent information relating to the listed patent has not been filed in the NDA for the approved product; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the Orange Book-listed patents for Silenor or that such patents are invalid is called a paragraph IV certification.
On November 3, 2010, we received a notice from each of Actavis Elizabeth LLC and Mylan Pharmaceuticals Inc. that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. Each of the notices included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis Elizabeth LLC and Actavis Inc., or collectively, Actavis, and Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively, Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, the other patents included in the paragraph IV certifications of Actavis and Mylan have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceutical, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, the other patents included in Par’s paragraph IV certification have not been asserted against Par.
On March 29, 2011, we received a notice from Actavis Elizabeth LLC containing a paragraph IV certification with respect to U.S. Patent No. 7,915,307, which was issued to us on March 29, 2011 and thereafter listed in the Orange Book. We are currently reviewing the details of the notice.
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
Silenor competes with well established drugs approved for the treatment of insomnia, including the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien and Ambien CR, Pfizer Inc.’s Sonata, and Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., all of which are GABA-receptor agonists, and Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist.
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
In addition to the currently approved products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. submitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in 2008, and in October 2009, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept resubmitted its NDA for the product in January 2011. The FDA assigned a Prescription Drug User Fee Act of 1992 action date of July 14, 2011 for completion of the NDA review. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the API in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awake in the middle of the night and have difficulty falling back asleep. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials of a delayed-release formulation of zaleplon and has initiated Phase 2 clinical trials of that product candidate.
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
On December 15, 2010, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis and Mylan. The lawsuit alleges that Actavis and Mylan have each infringed U.S. Patent No. 6,211,229 by filing their ANDAs relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of each of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, the other patents included in the paragraph IV certifications of Actavis and Mylan have not been asserted against either Mylan or Actavis.
On December 23, 2010, we received a notice from Par Pharmaceutical, Inc. that it had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. This notice included a paragraph IV certification with respect to seven of the eight patents listed in the Orange Book for Silenor.
On February 2, 2011, we, together with ProCom, filed suit in the United States District Court for the District of Delaware against Par. The lawsuit alleges that Par has infringed U.S. Patent No. 6,211,229 by filing its ANDA relating to Silenor prior to the expiration of this patent. Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013, unless there is an earlier court decision that the ‘229 patent is not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, the other patents included in Par’s paragraph IV certification have not been asserted against Par.
On March 29, 2011, we received a notice from Actavis Elizabeth LLC containing a paragraph IV certification with respect to U.S. Patent No. 7,915,307, which was issued to us on March 29, 2011 and thereafter listed in the Orange Book. We are currently reviewing the details of the notice.
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
Risks Related to Our Finances and Capital Requirements
We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.
We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $17.0 million for the three months ended March 31, 2011, and have accumulated losses totaling $233.9 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
4.1	(3)	Form of the Registrant’s Common Stock Certificate
4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009
10.1	(7)	Loan and Security Agreement, dated as of February 7, 2011, by and between Somaxon Pharmaceuticals, Inc. and Comerica Bank.
10.2	(7)	LIBOR Addendum to Loan and Security Agreement, dated as of February 7, 2011, by and between Somaxon Pharmaceuticals, Inc. and Comerica Bank.
10.3	(8)#	2011 Incentive Plan
10.4	(9)†	Supplement No. 1 to the Professional Detailing Services Agreement between Somaxon Pharmaceuticals, Inc. and Publicis Touchpoint Solutions, Inc. dated February 7, 2011
31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on February 8, 2011.

(8)	Filed with Registrant’s Current Report on Form 8-K on February 14, 2011.

(9)	Filed with Registrant’s Current Report on Form 8-K/A on February 11, 2011.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: May 4, 2011

/s/ Richard W. Pascoe Richard W. Pascoe
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2011

/s/ Tran B. Nguyen Tran B. Nguyen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)