Form 10-Q
period 2011-06-30
Somaxon Pharmaceuticals, Inc.
filed 2011-08-03
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 15, 2011 was 47,198,093.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$28,395	$21,008
Short-term investments	2,458	33,809
Accounts receivable, net	1,953	5,584
Inventory	980	991
Other current assets	3,167	1,882

Total current assets	36,953	63,274
Property and equipment, net	956	755
Intangibles, net	1,190	1,102

Total assets	$39,099	$65,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,674	$1,709
Accrued liabilities	7,094	5,699
Deferred revenue, current portion	—	3,459

Total current liabilities	8,768	10,867

Deferred revenue, non-current portion	464	—

Commitments and contingencies (see Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 47,198 and 45,004 shares outstanding at June 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	278,701	271,112
Accumulated deficit	(248,839)	(216,852)
Accumulated other comprehensive income (loss)	—	(1)

Total stockholders’ equity	29,867	54,264

Total liabilities and stockholders’ equity	$39,099	$65,131

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Net product sales	$6,242	$—	$8,564	$—

Operating costs and expenses
Cost of sales	$661	$—	$1,024	$—
Selling, general and administrative	20,073	4,902	38,666	7,954
Research and development	457	814	876	1,927

Total operating costs and expenses	21,191	5,716	40,566	9,881

Loss from operations	(14,949)	(5,716)	(32,002)	(9,881)
Other income and expense	—	(5)	15	(5)

Net loss	$(14,949)	$(5,721)	$(31,987)	$(9,886)

Basic and diluted net loss per share	$(0.33)	$(0.16)	$(0.71)	$(0.33)
Shares used to calculate net loss per share	45,492	34,890	45,250	30,268
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(31,987)	$(9,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,588	3,525
Depreciation	116	99
Amortization	74	—
Amortization of investment discount	145	—
Realized gain on sale of short-term investments	1	—
Loss on disposal of equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	3,631	—
Inventory	(108)	(531)
Other current and non-current assets	(1,230)	(344)
Accounts payable	(34)	1,514
Accrued liabilities	1,362	(40)
Deferred revenue	(2,962)	—

Net cash used in operating activities	(28,404)	(5,650)

Cash flows from investing activities
Purchases of property and equipment	(318)	(110)
Payments for intangible assets	(161)	(1,000)
Purchases of marketable securities	(3,508)	—
Sales and maturities of marketable securities	34,777	—

Net cash provided by (used in) investing activities	30,790	(1,110)

Cash flows from financing activities
Issuance of common stock, net of costs	5,000	52,745
Exercise of warrants	—	1,474
Exercise of stock options	1	1,884
Purchase of treasury stock	—	(44)

Net cash provided by financing activities	5,001	56,059

Increase in cash and cash equivalents	7,387	49,299
Cash and cash equivalents at beginning of the period	21,008	5,165

Cash and cash equivalents at end of the period	$28,395	$54,464

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$—	$860
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2010	45,004	$5	$271,112	$(216,852)	$(1)	$54,264
Net loss	—	—	—	(31,987)	—	(31,987)
Unrealized gains in short-term investments	—	—	—	—	1	1

Comprehensive loss	—	—	—	—	—	(31,986)
Issuance of common stock	2,185	—	5,000	—	—	5,000
Issuance of common stock pursuant to vesting of restricted stock units	8	—	—	—	—	—
Exercise of stock options	1	—	1	—	—	1
Share-based compensation expense	—	—	2,588	—	—	2,588

Balance at June 30, 2011	47,198	$5	$278,701	$(248,839)	$—	$29,867

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

Note 1. Organization
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we”, “us” or “our”), is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration (“FDA”), approved our New Drug Application (“NDA”) for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.
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
We believe we have sufficient financial resources to fund our operations for at least the next twelve months. We have received $14.9 million in net proceeds pursuant to a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (together with SVB, the “Lenders”). We may need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our at-the-market equity sales agreement with Citadel Securities LLC, (“Citadel”). Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At June 30, 2011, our cash and cash equivalents consisted primarily of money market funds and other available-for-sale securities that have an original maturity date of three months or less. All of our cash equivalents have liquid markets and high credit ratings.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the three and six months ended June 30, 2011.
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
We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Cardinal Health	42%	45%
McKesson	41%	37%
AmerisourceBergen	11%	11%
The majority of our accounts receivable balance as of June 30, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at June 30, 2011.
We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.

Inventory
Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record a reserve for potentially obsolete or excess inventory as of June 30, 2011.
Intangible Assets
Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the three and six months ended June 30, 2011.
Revenue Recognition
Product Sales
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of June 30, 2011, the dollar amount of returns received in 2011 has been negligible.
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
Prior to the second quarter of 2011, we were unable to reasonably estimate returns. We therefore deferred revenue recognition until the right of return no longer existed, which was the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation, industry data regarding product return rates, and tracked the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell-down of our launch inventory. During the second quarter of 2011, the sell-down of our launch inventory was completed, which we believe demonstrates sufficient market acceptance of our product for purposes of our revenue recognition analysis. In addition, since product launch, we have sold product to wholesale pharmaceutical distributors at standard commercial terms utilized in the industry. As a result, we believe we can analogize to industry data regarding product return rates. Based on the sell-down of our launch inventory and the industry and internal data gathered, we believe we have the information needed to reasonably estimate product returns. As a result, in the second quarter of 2011, we began recognizing revenue for Silenor sales at the time of delivery of the product to wholesale pharmaceutical distributors and our other customers.
License and Royalty Revenue
In June 2011, we entered into a license agreement with Paladin Labs Inc. (“Paladin”) pursuant to which Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of June 30, 2011, the deferred revenue balance associated with the license agreement is $497,000. We recognized $3,000 as revenue during each of the three and six months ended June 30, 2011, which is recorded in other income and expense.
Once Silenor is commercialized in the licensed territories, we will be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Due to the uncertainty surrounding the achievement of these future sales-based milestones and royalties, these potential payments will not be recognized as revenue until they are realized and earned.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the allowance for prompt pay discounts was $40,000 and $114,000, respectively.
Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the accrual for patient discount programs was $376,000 and $182,000, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the accrual for distribution service fees was $240,000 and $276,000, respectively.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At June 30, 2011 and December 31, 2010, the accrual for chargebacks was $13,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At June 30, 2011 and December 31, 2010, the accrual for rebates was $536,000 and $6,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At June 30, 2011, the allowance for product returns was $85,000.
Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc. (“ProCom”).
Share-Based Compensation Expense
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected terms of the stock option awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
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

Net Loss per Share
Basic earnings per share (“EPS”) excludes the effects of common stock equivalents. EPS is calculated by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by the weighted average number of unvested common shares outstanding subject to repurchase. Diluted EPS is computed in the same manner as basic EPS, but includes the effects of common stock equivalents to the extent they are dilutive, using the treasury-stock method. For us, basic and diluted net loss per share are equivalent because we have incurred a net loss in all periods presented, causing any potentially dilutive securities to be anti-dilutive.
Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(14,949)	$(5,721)	$(31,987)	$(9,886)

Denominator:
Weighted average common shares outstanding	45,492	34,890	45,250	30,311
Weighted average unvested common shares subject to repurchase	—	—	—	(43)

Denominator	45,492	34,890	45,250	30,268

Basic and diluted net loss per share	$(0.33)	$(0.16)	$(0.71)	$(0.33)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	4,645	3,283	4,207	3,391
Weighted average restricted stock units outstanding	563	716	404	794
Weighted average warrants outstanding	2,418	2,921	2,418	3,544
Weighted average unvested common shares subject to repurchase	—	—	—	44

Total weighted average anti-dilutive securities not included in diluted net loss per share	7,626	6,920	7,029	7,773

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are still evaluating the potential future effects of this guidance.
In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have evaluated the potential future effects of this guidance and do not expect the adoption of ASU 2011-05 to have a material impact on our financial statements.
Note 3. Fair Value of Financial Instruments
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
The fair value of our investment holdings at June 30, 2011 and December 31, 2010 is summarized in the following tables (in thousands).

	June 30, 2011
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$600	$—	$600	$—
U.S. government agency securities	4,009	—	4,009	—
Money market funds	25,288	25,288	—	—

Total	$29,897	$25,288	$4,609	$—

		December 31, 2010
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$18,415	$—	$18,415	$—
U.S. government agency securities	30,628	—	30,628	—

Total	$49,043	$—	$49,043	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the condensed consolidated balance sheets. The carrying value of short-term investments consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$600	$—	$—	$600
U.S. government agency securities	4,009	—	—	4,009

Total	$4,609	$—	$—	$4,609

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$18,415	$—	$—	$18,415
U.S. government agency securities	30,629	2	(3)	30,628

Total	$49,044	$2	$(3)	$49,043

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $2.2 million and $15.2 million as of June 30, 2011 and December 31, 2010, respectively.
Note 4. Composition of Certain Balance Sheet Items
Accounts Receivable
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accounts receivable for product sales, gross	$1,993	$5,975
Allowances for discounts	(40)	(391)

Total accounts receivable	$1,953	$5,584

Inventory
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Work in process	$441	$207
Finished goods inventory held by the Company	539	515
Finished goods inventory held by others	—	269

Total inventory	$980	$991

Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deposits and other prepaid expenses	$1,680	$641
Prepaid sales and marketing expenses	1,467	529
Interest receivable	20	206
Other current assets	—	506

Total other current assets	$3,167	$1,882

Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Tooling	$832	$832
Computer equipment	481	354
Furniture and equipment	256	66
Property and equipment, at cost	1,569	1,252
Less: accumulated depreciation	(613)	(497)

Property and equipment, net	$956	$755

Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	161	—
Less: accumulated amortization	(118)	(45)

Total intangible assets, net	$1,190	$1,102

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued fees and royalties	$2,070	$1,566
Other accrued expenses	2,036	1,489
Accrued compensation and benefits	1,285	1,329
Accrued product discounts, allowances and returns	1,250	473
Accrued liability to third party sales organization	453	842

Total accrued liabilities	$7,094	$5,699

Note 5. License Agreements
ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property made after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of December 31, 2010. Capitalized amounts are amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of June 30, 2011. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.
Paladin. In June 2011, we entered into a license agreement, a supply agreement and a stock purchase agreement with Paladin. Under the license agreement, Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received $500,000 in connection with the execution of the agreements, and Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million. Once Silenor is commercialized in the licensed territories, we will also be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. Governance of the collaboration will occur through a joint committee. We have also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and, subject to the rights we have previously granted to Procter & Gamble (“P&G”), a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.

The term of the license agreement runs through the longer of the last date on which Silenor is sold by Paladin in the licensed territories or 15 years from the first commercial sale of Silenor in the licensed territories. We may terminate the license agreement on a country-by-country basis in specified key countries upon 60 days’ prior written notice if the first commercial sale has not occurred in such country within 12 months of the date on which marketing approval was obtained in such country. We may also terminate the license agreement upon 60 days’ prior written notice if marketing approval in Canada has not been received by December 7, 2013. Either party may terminate the license agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party, or a force majeure event that lasts for at least 120 days. We may also terminate the license agreement upon 60 days’ prior written notice and payment of a termination fee if we are unable to license rights to a third party’s intellectual property and such failure would reasonably be expected to result in a claim from such third party alleging intellectual property infringement or misappropriation. Pursuant to the license agreement, we also entered into the supply agreement, under which we will supply Paladin all of its requirements for Silenor during the term of the license agreement or until Paladin procures its own supply of Silenor. Paladin may terminate the supply agreement upon 10 business days notice if we are materially unable to supply Silenor to Paladin’s requirements as defined in the supply agreement, and at any time if Paladin enters into a direct contractual relationship with our manufacturer of Silenor. We may terminate the supply agreement upon 180 days prior written notice if there is a regulatory change or safety consideration that would have a material adverse effect on the global supply chain and at any time on six months’ prior notice after April 30, 2013.
Other Agreement. In October 2006, we entered into a supply agreement pertaining to a certain ingredient used in the formulation for Silenor. In August 2008, this supply agreement was amended to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, we are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.
Note 6. Commitments and Contingencies
Commitments
Publicis Touchpoint Solutions, Inc. (“Publicis”). In July 2010, we entered into a professional detailing services agreement with Publicis under which Publicis agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, together with management coordination personnel, all of whom will be employees of Publicis. On February 7, 2011 we entered into an amended and restated agreement with Publicis under which Publicis deployed for us an additional 35 sales representatives that are exclusively promoting Silenor, together with management coordination personnel. We recognize the revenue from Silenor product sales generated by the promotional efforts of the sales organization. Under the terms of the agreement, we were required to pay a one-time start up fee, and we are required to pay a fixed monthly fee, which is subject to certain quarterly adjustments based on actual staffing and spending levels. During the term of the agreement, a portion of Publicis’ management fee will be subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we are obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonuses, meeting and travel costs and certain administrative expenses. The agreement has an initial two-year term, and may be extended by us by providing Publicis with written notification no later than 90 days prior to the expiration of the initial term, subject to agreement on compensation terms with Publicis. We have the right to terminate the services agreement upon 90 days written notice. We may also terminate the services agreement by hiring a specified number of sales representatives. In addition, either party may terminate the services agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or if a change in law renders the performance of a material obligation of the services agreement unlawful. If termination occurs during the initial two-year term, we assume financial responsibility for the remaining lease payments for the sales representatives’ vehicles which have a two-year lease term.

Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provides sales support to promote Silenor in the U.S. through its team of full-time sales representatives. We recognize the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we are required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees are recognized as a sales, general, and administrative expense and are recorded in accrued liabilities as of June 30, 2011. The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of training, maintaining and operating its own sales force, and we are responsible for all other costs pertaining to the commercialization of Silenor. The term of the agreement is from August 2010 through December 2012, and we will pay P&G a reduced royalty fee based on U.S. net sales of Silenor for one year after the expiration of the agreement or its earlier termination under certain circumstances. Beginning as of June 30, 2012, the parties will discuss in good faith the continuation of the collaboration upon mutually-agreed terms and conditions. We have the right to terminate the agreement upon 90 days written notice if P&G fails to provide at least 75% of its minimum detailing obligations. Beginning October 1, 2011, P&G may cure such shortfall for a calendar quarter one time each calendar year during the calendar quarter immediately following such shortfall. Either party may terminate the agreement upon 90 days written notice to the other party, although no such termination may be effective prior to December 31, 2011. P&G may terminate the agreement if Silenor is withdrawn from the market for longer than three months as the result of a legal requirement or 30 days after the end of a calendar quarter in which the market share for Silenor is less than 75% of the Silenor market share immediately prior to the loss of Silenor’s market exclusivity in the U.S. In addition, either party may terminate the agreement upon a large scale recall or withdrawal of Silenor from the U.S. resulting from a significant safety risk that is not due to tampering, a remediable manufacturing problem or other defect that can be cured after such risk is discovered. Either party may also terminate the agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or a force majeure event that lasts for at least six months.
Comerica Bank (“Comerica”). On February 7, 2011, we entered into a loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $15.0 million. The revolving loan bears interest at a variable rate of interest, per annum, at our option of either LIBOR plus 3.00% or Comerica’s prime rate plus 0.50%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first business day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 7, 2013, subject to certain conditions. Once we have two consecutive quarters of profitability, the amounts we borrow are limited to a percentage of our accounts receivable. There is a non-refundable unused commitment fee equal to 0.25% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement. Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $5.0 million and to maintain 50% of any other cash balances with Comerica and any other cash or investments must be covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, once we have two consecutive quarters of profitability, minimum EBITDA requirements. We met all of our obligations under the loan agreement. This agreement was terminated on July 28, 2011 in connection with our new loan and security agreement with the Lenders as discussed below in “Note 9. Subsequent Events.”
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

Lease
In May 2011, we entered into a new lease arrangement to rent approximately 12,100 square feet of office space, which we plan to use as our new corporate headquarters. The lease will commence on the date that the premises are delivered to us after tenant improvements have been completed, which has not occurred as of June 30, 2011. The lease will expire 64 months after the date that the lease term commences, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease).
We have paid the first month’s rent of approximately $30,000 and the monthly rent following lease commencement will be approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half, provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year. We also have a $200,000 letter of credit in favor of our landlord to secure our obligations under the lease.
Litigation
We have received notices from each of Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”), Mylan Pharmaceuticals Inc. and Mylan, Inc. (collectively, “Mylan”), Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, “Par”), and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila) (collectively, “Zydus”) that each has filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed U.S. Patent No. 6,211,229 (the “’229 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307 (the “’307 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action.
At this time, the other patents included in Orange Book have not been asserted against these parties.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but cannot predict the outcome of these matters.

Note 7. Share-based Compensation and Equity
Share-based Compensation Expense
Somaxon has restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award. The following table summarizes non-cash share-based compensation expense (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Composition of share-based compensation expense:	2011	2010	2011	2010
Included in research and development expense	$148	$209	$294	$760
Included in selling, general and administrative expense	1,245	1,136	2,294	2,765

Total share-based compensation expense	$1,393	$1,345	$2,588	$3,525

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
Equity
In June 2011, we entered into agreements with Paladin pursuant to which Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million (see Note 5, “License Agreements”) in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended.
Note 8. Related Party Transaction
We have in-licensed certain intellectual property from ProCom (see Note 5, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. During 2011, we recognized in costs of sales $470,000 of ProCom royalty payments in connection with this arrangement. At June 30, 2011, $196,000 is recorded in accrued liabilities for ProCom royalty payments. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).
Note 9. Subsequent Events
On August 1, 2011, we entered into an at-the-market equity sales agreement with Citadel (the “Sales Agreement”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the Sales Agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We will pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by us or Citadel. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party.

On July 28, 2011, we terminated our existing loan agreement with Comerica Bank and on August 2, 2011, we entered into a new loan and security agreement (the “Loan Agreement”) with the Lenders pursuant to which the Lenders made to us a term loan in the principal amount of $15.0 million. The term loan bears interest at 7.5% per annum. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments through December 31, 2013. At our option, we may prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. We will be required to repay the entire outstanding principal balance if a generic version of Silenor enters the market while the loan is outstanding. We paid to the Lenders an initial fee of $150,000 upon the closing of the term loan. In the event of the final payment of the loan, either through repayment of the loan in full at maturity or upon any pre-payment, we are required to pay a final payment fee of $637,500. In connection with the Loan Agreement, we granted the Lenders a security interest in substantially all of our personal property now owned or hereafter acquired, excluding intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the Loan Agreement, subject to certain exceptions, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. We have currently met all of our obligations under the loan agreement. We are also required to maintain the Sales Agreement unless we raise at least $30 million in equity proceeds.
As part of the financing, the Lenders received warrants to purchase up to an aggregate of 583,152 fully paid and non-assessable shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
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
Our principal focus is on commercial activities relating to Silenor. We have increased our headcount from 5 employees as of March 2010 to 44 employees as of July 15, 2011. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc., or Publicis, and an additional 105 sales representatives provided to us under our co-promotion agreement with Procter and Gamble, or P&G. In February 2011, we engaged Publicis to provide us with an additional 35 sales representatives that were fully deployed as of early April 2011. We have also established the manufacturing and distribution channel for Silenor through agreements with third-party suppliers and service providers, and we have established reimbursement coverage for Silenor with numerous private and government payors. In June 2011, we entered into agreements with Paladin Labs Inc., or Paladin, under which Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa.
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
Revenue Recognition
Product Sales
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of June 30, 2011, the dollar amount of returns received in 2011 has been negligible.

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
Prior to the second quarter of 2011, we were unable to reasonably estimate returns. We therefore deferred revenue recognition until the right of return no longer existed, which was the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation, industry data regarding product return rates, and tracked the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell-down of our launch inventory. During the second quarter of 2011, the sell-down of our launch inventory was completed, which we believe demonstrates sufficient market acceptance of our product for purposes of our revenue recognition analysis. In addition, since product launch, we have sold product to wholesale pharmaceutical distributors at standard commercial terms utilized in the industry. As a result, we believe we can analogize to industry data regarding product return rates. Based on the sell-down of our launch inventory and the industry and internal data gathered, we believe we have the information needed to reasonably estimate product returns. As a result, in the second quarter of 2011, we began recognizing revenue for Silenor sales at the time of delivery of the product to wholesale pharmaceutical distributors and our other customers.
License and Royalty Revenue
In June 2011, we entered into a license agreement with Paladin. Under the license agreement, Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of June 30, 2011, the deferred revenue balance associated with the license agreement is $497,000. We recognized $3,000 as revenue during each of the three and six months ended June 30, 2011 which is recorded in other income and expense.
Once Silenor is commercialized in the licensed territories, we will be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Due to the uncertainty surrounding the achievement of these future sales-based milestones and royalties, these potential payments will not be recognized as revenue until they are realized and earned.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the allowance for prompt pay discounts was $40,000 and $114,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the accrual for patient discount programs was $376,000 and $182,000, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At June 30, 2011 and December 31, 2010, the accrual for distribution service fees was $240,000 and $276,000, respectively.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At June 30, 2011 and December 31, 2010, the accrual for chargebacks was $13,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. At June 30, 2011 and December 31, 2010, the accrual for rebates was $536,000 and $6,000, respectively.
Product Returns. We estimate future product returns based upon actual returns history, analysis of product expiration dating, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At June 30, 2011, the allowance for product returns was $85,000.
As we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we expect product sales discounts and allowances to increase.
The following table summarizes the activity for the six months ended June 30, 2011 associated with product sales discounts and allowances, with amounts shown in thousands. From the initial launch of Silenor through September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. At June 30, 2011 and December 31, 2010, the allowance for product launch discounts was $0 and $277,000, respectively.

						Total
						Accrued
						Sales
	Prompt	Patient		Charge-		Discounts
	Pay	Discount	Distribution	backs and	Product	and
	Discounts	Fees	Service Fees	Rebates	Returns	Allowances
Balance at January 1, 2011	$114	$182	$276	$15	$—	$587
Provision made for sales during period	137	435	448	627	85	1,732
Payments	(211)	(241)	(484)	(93)	—	(1,029)

Balance at June 30, 2011	$40	$376	$240	$549	$85	$1,290

Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc., or ProCom.

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
Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including an estimate of future volatility, expected forfeitures and the expected terms of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
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

Results of Operations
Comparisons of the Three Months Ended June 30, 2011 and 2010
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue. Net product sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Gross product sales	$8,234	$—	$8,234	N/A
Discounts and allowances	(1,992)	—	(1,992)	N/A

Total net product sales	$6,242	$—	$6,242	N/A

We recognized net product sales of $6.2 million for the three months ended June 30, 2011 and had no product sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, patient discount programs, distribution service fees, chargebacks, rebates and returns, totaled $2.0 million for the three months ended June 30, 2011, compared to $0 in the same period in 2010. As a percentage of gross sales, the reductions were 24.2% for the three months ended June 30, 2011. As a result of recognizing revenue upon delivery to our wholesale customers, we recognized additional net product sales of Silenor of $3.2 million.
Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Cost of sales	$661	$—	$661	N/A

We recognized cost of sales of $0.7 million for the three months ended June 30, 2011 relating to product with respect to which revenue was recognized. We had no cost of sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $5.6 million for the three months ended June 30, 2011. Expressed as a percentage of net product sales, gross margin was 89.4% for the three months ended June 30, 2011.
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

	Three Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Sales and marketing	$14,849	$2,196	$12,653	576%
General and administrative	5,224	2,706	2,518	93%

Total selling, general and administrative expense	$20,073	$4,902	$15,171	309%

Selling and marketing expenses totaled $14.8 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.4 million and $0.2 million for the three months ended June 30, 2011 and the comparable period in 2010, respectively. The net increase of $12.6 million was due to the costs associated with the commercial activities of Silenor. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs.

General and administrative expenses totaled $5.2 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.8 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively. The net increase of $2.5 million was primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount during the three months ended June 30, 2011 compared to the comparable period in 2010.
Research and Development Expense. Our most significant research and development costs during the three months ended June 30, 2011 were salaries, benefits and share-based compensation expense related to our research and development personnel. Research and development expense for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Personnel and other costs	$309	$605	$(296)	(49)%
Share-based compensation expense	148	209	(61)	(29)%

Total research and development expense	$457	$814	$(357)	(44)%

Research and development expense decreased $0.4 million for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to lower personnel and other costs. Personnel and other costs attributable to research and development personnel decreased due to the commercial launch of Silenor in September 2010.
Comparisons of the Six Months Ended June 30, 2011 and 2010
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue. Net product sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Six Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Gross product sales	$11,112	$—	$11,112	N/A
Discounts and allowances	(2,548)	—	(2,548)	N/A

Total net product sales	$8,564	$—	$8,564	N/A

We recognized net product sales of $8.6 million for the six months ended June 30, 2011 and had no product sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Reductions from gross to net product sales, which include allowances for discounts, patient discount programs, distribution service fees, chargebacks, rebates and returns, totaled $2.5 million for the six months ended June 30, 2011, compared to $0 in the same period in 2010. As a percentage of gross sales, the reductions were 22.9% for the six months ended June 30, 2011. As a result of recognizing revenue upon delivery to our wholesale customers, in the second quarter of 2011 we recognized additional net product sales of Silenor of $3.2 million.
Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Six Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Cost of sales	$1,024	$—	$1,024	N/A

We recognized cost of sales of $1.0 million for the six months ended June 30, 2011 relating to product with respect to which revenue was recognized. We had no cost of sales for the comparable period in 2010 as sales of Silenor commenced in the third quarter of 2010. Gross profit was $7.5 million for the six months ended June 30, 2011. Expressed as a percentage of net product sales, gross margin was 88.0% for the six months ended June 30, 2011.
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

	Six Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Sales and marketing	$28,358	$2,982	$25,376	851%
General and administrative	10,308	4,972	5,336	107%

Total selling, general and administrative expense	$38,666	$7,954	$30,712	386%

Selling and marketing expenses totaled $28.4 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.7 million and $0.6 million for the six months ended June 30, 2011 and the comparable period in 2010, respectively. The net increase of $25.4 million was due to the costs associated with the commercial activities of Silenor. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs.
General and administrative expenses totaled $10.3 million and $5.0 million for the six months ended June 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $1.6 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively. The net increase of $5.3 million was primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount during the six months ended June 30, 2011 compared to the comparable period in 2010. This was offset by a decrease in share-based compensation expense due to higher share-based compensation expense during the six months ended June 30, 2010 as a result of vesting of performance-based equity awards upon FDA approval of the NDA for Silenor.
Research and Development Expense. Our most significant research and development costs during the six months ended June 30, 2011 were salaries, benefits and share-based compensation expense related to our research and development personnel. Research and development expense for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Six Months Ended
	June 30,		Change
	2011	2010	Dollar	Percent
Personnel and other costs	$582	$1,167	$(585)	(50)%
Share-based compensation expense	294	760	(466)	(61)%

Total research and development expense	$876	$1,927	$(1,051)	(55)%

Research and development expense decreased $1.1 million for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to lower personnel and other costs and share-based compensation expense. Personnel and other costs attributable to research and development personnel decreased due to the commercial launch of Silenor in September 2010. Share-based compensation expense attributable to research and development personnel decreased due to recognition of compensation costs associated with the vesting of performance-based equity awards upon FDA approval of the NDA for Silenor in the first half of 2010.
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

As of June 30, 2011, we had $30.9 million in cash, cash equivalents and short-term investments. We have received $14.9 million in net proceeds pursuant to a loan and security agreement with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or together with SVB, the Lenders. We believe we have sufficient financial resources to fund our operations for at least the next twelve months. We may need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our at-the-market equity sales agreement with Citadel Securities LLC, or Citadel. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner P&G and our licensee Paladin;
•	the costs of establishing or contracting for commercial programs and resources;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have invested a substantial portion of our available cash in marketable securities and money market funds. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. All of our investments in marketable securities and money market funds are highly rated, highly liquid securities with readily determinable fair values. As of June 30, 2011, none of our securities are considered to be impaired.
We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $67.1 million in any combination of debt securities, common and preferred stock and warrants. These registration statements could allow us to seek additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Cash Flows
Net cash used in operating activities was $28.4 million for the six months ended June 30, 2011, compared to $5.7 million for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2011 as compared to the prior year.
Net cash provided by investing activities was $30.8 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $1.1 million for the same period in 2010. Results for 2011 reflect net sales and maturities of marketable securities of $31.3 million and payments for property and equipment of $0.3 million. Results for 2010 reflect a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor.
Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2011, compared to net cash provided by financing activities of $56.1 million for the same period in 2010. Results for 2011 reflect proceeds of $5.0 million received from Paladin from the sale by us of 2.2 million shares of our common stock. Results for 2010 reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $3.4 million from the exercise of warrants and stock options.
Loan Agreement
On July 28, 2011, we terminated our existing loan agreement with Comerica Bank and we entered into a new loan and security agreement with the Lenders, pursuant to which the Lenders made us a term loan in the principal amount of $15.0 million. The term loan bears interest at 7.5% per annum. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments starting on January 1, 2012 and continuing through December 31, 2013. At our option, we may prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. We will be required to repay the entire outstanding principal balance if a generic version of Silenor enters the market while the loan is outstanding. We paid to the Lenders an initial fee of $150,000 upon the closing of the term loan. In the event of the final payment of the loan, either through repayment of the loan in full at maturity or upon any pre-payment, we are required to pay a final payment fee of $637,500. In connection with the loan agreement, we granted the Lenders a security interest in substantially all of our personal property now owned or hereafter acquired, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, subject to certain exceptions, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. We have currently met all of our obligations under the loan agreement. We are also required to maintain the at-the-market equity sales agreement, or the sales agreement, with Citadel unless we raise at least $30 million in equity proceeds.
As part of the financing, the Lenders received warrants to purchase up to an aggregate of 583,152 fully paid and non-assessable shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of the grant.
Equity Sales Agreement
On August 1, 2011, we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the sales agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We will pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We or Citadel may terminate the sales agreement at any time. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the sales agreement or (b) the termination of the sales agreement by us or Citadel. Either party may terminate the agreement in its sole discretion at any time upon written notice to the other party.

Litigation
We have received notices from each of Actavis Elizabeth LLC and Actavis Inc., or collectively, Actavis, Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively, Mylan, Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par, and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila), or collectively, Zydus, that each that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed U.S. Patent No. 6,211,229, or the ’229 patent, by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307, or the ’307 patent, by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action.
At this time, the other patents included in Orange Book have not been asserted against these parties.
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters.
The prosecution of the lawsuits against Actavis, Mylan, Par and Zydus will increase our cash expenditures. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.
Contractual Obligations
In May 2011, we entered into a new lease arrangement to rent approximately 12,100 square feet of office space, which we plan to use as our new corporate headquarters. The lease will commence on the date that the premises are delivered to us after tenant improvements have been completed. The lease will expire 64 months after the date that the lease term commences, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease).
We have paid the first month’s rent of approximately $30,000 and the monthly rent following lease commencement will be approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half provided that we are not in default of the lease. If the lease has not commenced by September 1, 2011, then we shall receive one day of free rent and the abated rent shall also be extended for an additional day for each day that the commencement of the lease is delayed, other than due to delays by us. After the first year, the monthly rent will increase by 3.5% per year, and we will provide reimbursements for our proportional share of any increases in operating expenses over the first year’s operating expenses (as defined in the lease). We have also have a $200,000 letter of credit in favor of our landlord to secure our obligations under the lease.

A summary of our other minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are still evaluating the potential future effects of this guidance.
In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We have evaluated the potential future effects of this guidance and do not expect the adoption of ASU 2011-05 to have a material impact on our financial statements.

Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market; our reliance on our co-promotion partner, P&G, and our contract sales force provider, Publicis, for critical aspects of the commercial sales process for Silenor; the performance of P&G and Publicis and their adherence to the terms of their contracts with us; the ability of our sales management personnel to effectively manage the sales representatives employed by Publicis; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the recent submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to comply with the covenants under the Loan Agreement with the Lenders; the potential for an event of default under the Loan Agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the loan; our ability to fully utilize the sales agreement with Citadel as a source of future financings, whether due to market conditions, our ability to satisfy various conditions required to sell shares under the agreement, Citadel’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the sales agreement or the occurrence of any sales under the agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensee, Paladin, for critical aspects of the commercial sales process for Silenor outside of the United States; the performance of Paladin and its adherence to the terms of its contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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
Our cash and cash equivalents at June 30, 2011 consisted primarily of money market funds and marketable securities. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and marketable securities, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We have received notices from each of Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor.
We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We do not know when there will be a court decision on the merits in any of these cases.
At this time, the other patents included in Orange Book have not been asserted against these parties.
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
In November 2010, we completed a public offering of 8,800,000 shares of our common stock at a public offering for aggregate net proceeds of approximately $24.8 million. In June 2011, we completed a private placement of 2,184,769 shares of our common stock to Paladin Labs Inc. for aggregate net proceeds of approximately $5.0 million in connection with a license of the rights to market Silenor in Canada, South America, Africa and the Caribbean.
At June 30, 2011 we had cash, cash equivalents, and short-term investments totaling $30.9 million. We have received $14.9 million in net loan proceeds pursuant to a loan and security agreement with Silicon Valley Bank, or SVB and Oxford Finance LLC, or together with SVB, the Lenders. We believe we have sufficient financial resources to fund our operations for at least next the twelve months. We may need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our at-the-market equity sales agreement with Citadel Securities LLC, or Citadel. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
We are responsible for the costs relating to the commercialization of Silenor in the U.S. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	our success in generating cash flows from the commercialization of Silenor, together with our co-promotion partner P&G and our licensee Paladin;
•	the costs of establishing or contracting for commercial programs and resources;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of our non-clinical studies, clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
On July 28, 2011, we terminated the existing loan agreement with Comerica Bank and entered into a new loan and security agreement on August 2, 2011 with the Lenders, pursuant to which the Lenders made to us a term loan in the principal amount of $15.0 million. The term loan bears interest at 7.50% per annum. We will make monthly interest-only payments through December 2011, and the principal, together with interest, thereafter will be paid in monthly installments thereafter through December 2013.

In addition, on August 1, 2011, we entered into an at-the-market equity sales agreement, or the sales agreement, with Citadel, pursuant to which we agreed to sell, at our option, up to an aggregate of $30,000,000 in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price.
In addition to the amounts available under our sales agreement with Citadel, we intend to obtain any additional funding we may require through strategic relationships, public or private equity or debt financings, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor, or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may result in unfavorable results that could further adversely impact our financial condition.
If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments.
We, our co-promotion partner, P&G, and our contract sales force provider, Publicis, will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize Silenor.
We have entered into a co-promotion agreement with P&G, under which its sales representatives will provide a minimum number of primary details to certain healthcare professionals and a minimum number of calls to pharmacists promoting Silenor. We have retained Publicis to provide 145 sales representatives to promote Silenor under the terms of a contract sales agreement. These representatives are employees of Publicis but were hired to our specifications and are managed by our team of Somaxon sales management personnel. To the extent we, P&G and Publicis are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Silenor.
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
The principal patent protection that covers, or that we expect will cover, Silenor consists of method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Some physicians are prescribing generic 10 mg doxepin capsules and generic oral solution doxepin for insomnia in this off-label indication. In addition, some managed health care plans are requiring the substitution of these generic doxepin products for Silenor, and some pharmacies are suggesting such substitution. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
We have received notices from each of Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.
We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We do not know when there will be a court decision on the merits in any of these cases. At this time, the other patents included in Orange Book have not been asserted against these parties.
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
Certain pharmaceutical companies’ patent settlement agreements with generic pharmaceutical companies have been challenged by the U.S. Federal Trade Commission alleging a violation of Section 5(a) of the Federal Trade Commission Act, and any patent settlement agreement that we may enter into with any generic pharmaceutical company may be subject to similar challenges, which will be both expensive and time consuming and may render such settlement agreements unenforceable. In addition, legislation has been proposed by Congress that, if passed, would subject patent settlement agreements to further restrictions.
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
A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. For example, Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zolpidem in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., launched NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in February 2011.
In addition to the currently approved products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. resubmitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in January 2011, and on July 14, 2011, Transcept announced that it received a complete response letter from the FDA relating to such NDA. Transcept is currently evaluating the letter and its plan for future regulatory development of Intermezzo. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States. It has been reported that Neurim Pharmaceuticals Ltd. is seeking FDA approval of Circadin, a prescription form of melatonin that is already approved in the EU and several other countries and Neu-P11, a melatonin and serotonin agonist is in clinical development.
Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the API in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awake in the middle of the night and have difficulty falling back asleep, but has not yet done so. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials of a delayed-release formulation of zaleplon and has initiated Phase 2 clinical trials of that product candidate.
Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda has initiated Phase 3 clinical trials for tasimelteon to treat this disorder and plans to file an NDA with the FDA in the first half of 2013.
Merck & Co., Inc. has suvorexant, an orexin antagonist, in Phase 3 clinical trials for the treatment of insomnia and MK-6096 and MK-3697 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for suvorexant in 2012.
Several other companies, including Sunovion Pharmaceuticals, are evaluating 5HT2 antagonists as potential hypnotics, and Eli Lilly and Company is evaluating a potential hypnotic that is a dual histamine/5HT2 antagonist. Additionally, several other companies are evaluating new formulations of existing compounds and other compounds for the treatment of insomnia.
Furthermore, generic versions of Ambien, Ambien CR and Sonata have been launched and are priced significantly lower than approved, branded insomnia products. Some managed health care plans require that patients try generic versions of these branded insomnia products before the patient can be reimbursed for Silenor. Sales of all of these drugs may reduce the available market for, and could put downward pressure on, the price we are able to charge for Silenor, which could ultimately limit our ability to generate significant revenues.
The active ingredient of Silenor is doxepin, which has been used at higher doses for over 40 years for the treatment of depression and anxiety. Doxepin is available generically in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. Some physicians are prescribing generic 10 mg doxepin capsules and generic oral solution doxepin for insomnia off-label for insomnia. In addition, some managed health care plans are requiring the substitution of these generic doxepin products for Silenor, and some pharmacies are suggesting such substitution. Such off label uses of generic doxepin may reduce the sales of Silenor and may put a downward pressure on the price we are able to charge for Silenor, which could ultimately limit our ability to generate significant revenues.

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
We have received notices from each of Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.
We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.
In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent
Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We do not know when there will be a court decision on the merits in any of these cases. At this time, the other patents included in the Orange Book have not been asserted against these parties.
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
We, Paladin or any other future licensee may never receive approval or commercialize our products outside of the United States, or their activities may not be effective or in compliance with applicable laws.
We have licensed to Paladin the rights to commercialize Silenor in Canada, South America, the Caribbean and Africa. Silenor has not been approved for marketing in any jurisdiction outside of the United States. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. We may license rights to Silenor or other future products to others for territories outside the United States in the future. In order to market any products outside of the United States, we or our licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. Any additional clinical studies that may be required to be conducted as part of the regulatory approval process may not corroborate the results of the clinical studies we have conducted or may have adverse results or effects on our ability to maintain regulatory approvals in the United States or obtain them in other countries. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could limit the uses of the product candidate and have an adverse effect on potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies. In addition, any revenues we receive from sales of Silenor outside the United States will depend upon the efforts of Paladin or any other future licensees, which in many instances will not be within our control. If we are unable to maintain our ex-U.S. license agreement or to effectively establish alternative arrangements to market our products outside of the United States, or if Paladin or any future licensees do not perform adequately under such agreements or arrangements or comply with applicable laws, our business could be adversely affected and we could be subject to regulatory sanctions.
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
Because we may need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, in August 2011 we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. We also may offer from time to time up to an aggregate of approximately $37 million in any combination of debt securities, common and preferred stock and warrants under our two effective shelf registration statements on Form S-3 filed with the SEC.
To the extent that we raise any required additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any such dilution of the holdings of our current stockholders may result in downward pressure on the price of our common stock.

Any debt, receivables or royalty financing we enter into may involve covenants that restrict our operations or conditions that require repayment. For example, under our new loan agreement with the Lenders, we will be required to repay the entire outstanding principal balance if a generic version of Silenor enters the market while the loan is outstanding. In addition, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. We are also required to maintain the sales agreement unless we raise at least $30 million in equity proceeds. In addition, under the loan agreement, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. To secure our performance of our obligations under the Loan Agreement, we pledged substantially all of our assets other than intellectual property assets to the Lenders and agreed to maintain certain minimum cash and investment balances. We also agreed not to pledge our intellectual property assets to others, subject to specified exceptions. Our failure to comply with the covenants in the loan agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. We believe we have currently met all of our obligations under the loan agreement.
Debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an equity component, such as warrants to purchase stock. For example, in connection with our August 2011 loan agreement with the Lenders, we issued to the Lenders warrants to purchase up to 583,152 shares of our common stock with an exercise price of $1.5433 per share. To the extent that any of these warrants, or any additional warrants that are outstanding or that we may issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
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
We may not be able to sell shares of our common stock under our equity sales agreement with Citadel at times, prices or quantities that we desire and if such sales do occur, they may result in dilution to our existing stockholders.
In August 2011, we entered into the sales agreement with Citadel. Under the terms of the sales agreement, Citadel will use its commercially reasonable efforts to sell shares of our common stock designated by us. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, we will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. In addition, Citadel is permitted to terminate the sales agreement at any time. If we are unable to access funds through sales under the sales agreement, or it is terminated by Citadel, we may be unable to access capital on favorable terms or at all.
Should we sell shares pursuant to the sales agreement, it will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. If we sell shares under the sales agreement at a time when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Our indebtedness under our loan agreement could adversely affect our financial health.
Under our new loan agreement, we have incurred $15.0 million of indebtedness. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments starting on January 1, 2012 and continuing through December 31, 2013. Such indebtedness could have important consequences to our business. For example, it could:
•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures and general corporate purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	make it more difficult for us to satisfy other debt obligations we may incur in the future;
•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a disadvantage compared to our competitors that have less indebtedness.
Covenants in our new loan agreement may limit our ability to operate our business.
Under the new loan agreement, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders, we are also subject to certain affirmative covenants, including, but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the collateral. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a “change of control,” and the imposition of additional liens on collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met. We are also required to maintain the sales agreement unless we raise at least $30 million in equity proceeds.
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
We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $32.0 million for the six months ended June 30, 2011, and have accumulated losses totaling $248.8 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In June 2011, we entered into agreements with Paladin pursuant to which Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
4.1	(3)	Form of the Registrant’s Common Stock Certificate
4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009
10.1	(7) †	License Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011
10.2	(7)	Supply Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011
10.3	(7)	Purchase Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011
10.4	(8)	Lease Agreement between the Registrant and TREA Pacific Plaza, LLC dated May 24, 2011
31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.
	(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007
	(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.
	(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.
	(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.
	(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.
	(7)	Filed with Registrant’s Current Report on Form 8-K on June 13, 2011.
	(8)	Filed with Registrant’s Current Report on Form 8-K on May 25, 2011.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC. Dated: August 3, 2011
/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2011	/s/ Tran B. Nguyen
Tran B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)