Form 10-Q
period 2011-09-30
Somaxon Pharmaceuticals, Inc.
filed 2011-11-04
CIK 1339455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________.
Commission File Number: 000-51665
Somaxon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10935 Vista Sorrento Parkway, Suite 250, San Diego CA	92130
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 17, 2011 was 47,984,918.

SOMAXON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets	F-1

Condensed Statements of Operations	F-2

Condensed Statements of Cash Flows	F-3

Condensed Statements of Stockholders’ Equity and Comprehensive Loss	F-4

Notes to Condensed Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	34

SIGNATURES	35

Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$33,981	$21,008
Short-term investments	—	33,809
Current portion of restricted cash	50	—
Accounts receivable, net	2,121	5,584
Inventory	941	991
Other current assets	2,225	1,882

Total current assets	39,318	63,274
Long-term portion of restricted cash	200	—
Property and equipment, net	965	755
Intangible assets, net	1,140	1,102

Total assets	$41,623	$65,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$826	$1,709
Accrued liabilities	9,589	5,699
Current portion of long-term debt	15,000	—
Deferred revenue, current portion	—	3,459

Total current liabilities	25,415	10,867

Deferred revenue, non-current portion	456	—

Commitments and contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 47,985 and 45,004 shares outstanding at September 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	281,617	271,112
Accumulated deficit	(265,870)	(216,852)
Accumulated other comprehensive income (loss)	—	(1)

Total stockholders’ equity	15,752	54,264

Total liabilities and stockholders’ equity	$41,623	$65,131

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Net product sales	$3,676	$38	$12,240	$38

Operating costs and expenses
Cost of sales	$454	$3	$1,478	$3
Selling, general and administrative	18,101	11,923	56,767	19,877
Research and development	242	1,014	1,118	2,941

Total operating costs and expenses	18,797	12,940	59,363	22,821

Loss from operations	(15,121)	(12,902)	(47,123)	(22,783)
Interest and other income	15	2	30	10
Interest and other expense	(1,925)	—	(1,925)	(13)

Net loss	$(17,031)	$(12,900)	$(49,018)	$(22,786)

Basic and diluted net loss per share	$(0.36)	$(0.37)	$(1.06)	$(0.71)
Shares used to calculate net loss per share	47,629	35,217	46,040	31,905
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(49,018)	$(22,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,256	5,294
Depreciation	203	298
Amortization of intangible assets	124	17
Amortization of investment discount	148	39
Accretion of debt discount and issuance costs	950	—
Realized gain on sale of short-term investments	1	—
Loss on disposal of equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	3,463	(5,152)
Inventory	(69)	(1,000)
Other current and non-current assets	(288)	(2,920)
Accounts payable	(883)	2,184
Accrued liabilities	3,857	1,528
Deferred revenue	(2,971)	4,437

Net cash used in operating activities	(40,227)	(18,048)

Cash flows from investing activities
Purchases of property and equipment	(413)	(467)
Payments for intangible assets	(161)	(1,109)
Purchases of marketable securities	(3,508)	(22,265)
Sales and maturities of marketable securities	37,232	1,000
Restricted cash	(250)	—

Net cash provided by (used in) investing activities	32,900	(22,841)

Cash flows from financing activities
Issuance of common stock, net of costs	5,547	52,745
Net proceeds from issuance of debt	14,752	—
Exercise of warrants	—	1,474
Exercise of stock options	1	1,929
Purchase of treasury stock	—	(44)

Net cash provided by financing activities	20,300	56,104

Increase in cash and cash equivalents	12,973	15,215
Cash and cash equivalents at beginning of the period	21,008	5,165

Cash and cash equivalents at end of the period	$33,981	$20,380

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$—	$860
Issuance of warrant pursuant to loan agreement	701	—
Supplemental cash flow information
Cash paid for interest	94	—
The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2010	45,004	$5	$271,112	$(216,852)	$(1)	$54,264
Net loss	—	—	—	(49,018)	—	(49,018)
Unrealized gains in short-term investments	—	—	—	—	1	1

Comprehensive loss	—	—	—	—	—	(49,017)
Issuance of common stock	2,972	—	5,547	—	—	5,547
Issuance of common stock pursuant to vesting of restricted stock units	8	—	—	—	—	—
Warrants issued pursuant to loan agreement	—	—	701	—	—	701
Exercise of stock options	1	—	1	—	—	1
Share-based compensation expense	—	—	4,256	—	—	4,256

Balance at September 30, 2011	47,985	$5	$281,617	$(265,870)	$—	$15,752

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

Note 1. Organization
Business
Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we”, “us” or “our”) is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and late-stage product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.
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
Capital Resources
Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since the inception of the Company, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
We have received $14.9 million in net proceeds pursuant to a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (together with SVB, the “Lenders”). The Lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. In addition, under the loan agreement, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. Based on the Lenders’ ability to declare the loan immediately due and payable, we have classified the outstanding debt balance as a current liability as of September 30, 2011.
In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC (“Citadel”). However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or the Company is permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

We commercially launched Silenor in September 2010 with sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc. (“Publicis”), and additional sales representatives provided to us under our co-promotion agreement with Procter & Gamble (“P&G”). On September 30, 2011, we provided a notice of termination to Publicis of the contract sales agreement and to P&G of the co-promotion agreement, in each case effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we will assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. The remaining obligation under those lease payments was approximately $0.9 million as of September 30, 2011, although we are taking steps to mitigate the obligation that we assume at the end of the contract. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, in order to reduce expenditures, we terminated the employment of 14 employees in November 2011. However, decreases in our operating expenses based on these personnel decisions will be partially offset in 2012 by our plan to allocate marketing resources to direct to consumer advertising for Silenor to a greater extent than we did in 2011.
We will need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our at-the-market equity sales agreement. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.
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
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At September 30, 2011, our cash and cash equivalents consisted primarily of money market funds and other available-for-sale securities that have an original maturity date of three months or less. All of our cash equivalents have liquid markets and high credit ratings.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the three and nine months ended September 30, 2011.

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
We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Cardinal Health	49%	47%
McKesson	32%	35%
AmerisourceBergen	14%	12%
The majority of our accounts receivable balance as of September 30, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at September 30, 2011.
We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.
Inventory
Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record any write-downs for potentially obsolete or excess inventory during the three or nine months ended September 30, 2011.
Intangible Assets
Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the three and nine months ended September 30, 2011.

Revenue Recognition
Product Sales
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of September 30, 2011, the dollar amount of returns received in 2011 has been negligible.
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
License and Royalty Revenue
In June 2011, we entered into a license agreement with Paladin Labs Inc. (“Paladin”) pursuant to which Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of September 30, 2011, the deferred revenue balance associated with the license agreement is $489,000, of which $456,000 is recorded as non-current and $33,000 is recorded as current within accrued liabilities. We recognized $8,000 and $11,000 as revenue during each of the three and nine months ended September 30, 2011, respectively, which is recorded in interest and other income.
If Silenor is commercialized in the licensed territories, we would be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Due to the uncertainty surrounding the achievement of these future sales-based milestones and royalties, these potential payments will not be recognized as revenue until they are realized and earned.

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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the allowance for prompt pay discounts was $44,000 and $114,000, respectively.
Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the accrual for patient discount programs was $379,000 and $182,000, respectively.
Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the accrual for distribution service fees was $310,000 and $276,000, respectively.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At September 30, 2011 and December 31, 2010, the accrual for chargebacks was $18,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters; and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At September 30, 2011 and December 31, 2010, the accrual for rebates was $1,214,000 and $6,000, respectively.
Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At September 30, 2011, the allowance for product returns was $104,000.
Cost of Sales
Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc. (“ProCom”).

Share-Based Compensation Expense
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs including estimated future volatility and the expected terms of the stock option awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 and SAB 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(17,031)	$(12,900)	$(49,018)	$(22,786)

Denominator:
Weighted average common shares outstanding	47,629	35,217	46,040	31,934
Weighted average unvested common shares subject to repurchase	—	—	—	(29)

Denominator	47,629	35,217	46,040	31,905

Basic and diluted net loss per share	$(0.36)	$(0.37)	$(1.06)	$(0.71)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	4,711	3,718	4,377	3,503
Weighted average restricted stock units outstanding	570	733	457	775
Weighted average warrants outstanding	2,791	2,619	2,544	3,232
Weighted average unvested common shares subject to repurchase	—	—	—	29

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,072	7,070	7,378	7,539

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard was effective for the first year beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13, which occurred on January 1, 2011, did not have a material impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance was effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27, which occurred on January 1, 2011, did not have a material impact on our financial statements.
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

Note 3. Fair Value of Financial Instruments
Cash equivalents, accounts receivable, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
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
The fair value of our investment holdings at September 30, 2011 and December 31, 2010 is summarized in the following tables (in thousands).

	September 30, 2011
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$250	$—	$250	$—
U.S. government agency securities	421	—	421	—
Money market funds	9,016	9,016	—	—

Total	$9,687	$9,016	$671	$—

	December 31, 2010
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$18,415	$—	$18,415	$—
U.S. government agency securities	30,628	—	30,628	—

Total	$49,043	$—	$49,043	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the condensed consolidated balance sheets. The carrying value of short-term investments consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$250	$—	$—	$250
U.S. government agency securities	421	—	—	421

Total	$671	$—	$—	$671

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

Commercial paper	$18,415	$—	$—	$18,415
U.S. government agency securities	30,629	2	(3)	30,628

Total	$49,044	$2	$(3)	$49,043

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $0.7 million and $15.2 million as of September 30, 2011 and December 31, 2010, respectively.

Note 4. Composition of Certain Balance Sheet Items
Accounts Receivable
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accounts receivable for product sales, gross	$2,165	$5,975
Allowances for discounts	(44)	(391)

Total accounts receivable	$2,121	$5,584

Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Work in process	$333	$207
Finished goods inventory held by the Company	608	515
Finished goods inventory held by others	—	269

Total inventory	$941	$991

Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Deposits and other prepaid expenses	$784	$641
Prepaid sales and marketing expenses	1,431	529
Interest receivable	10	206
Other current assets	—	506

Total other current assets	$2,225	$1,882

Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Tooling	$867	$832
Computer equipment	481	354
Furniture and equipment	241	66
Leasehold improvements	76	—

Property and equipment, at cost	1,665	1,252
Less: accumulated depreciation	(700)	(497)

Property and equipment, net	$965	$755

Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	161	—
Less: accumulated amortization	(168)	(45)

Total intangible assets, net	$1,140	$1,102

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued fees and royalties	$1,863	$1,566
Other accrued expenses	1,741	1,489
Accrued compensation and benefits	1,660	1,329
Accrued product discounts, allowances and returns	2,025	473
Accrued legal fees	915	—
Accrued interest	731	—
Accrued liability to third party sales organization	654	842

Total accrued liabilities	$9,589	$5,699

Accrued interest includes amounts accreted for the $638,000 final payment due to the Lenders upon repayment of the debt.
Note 5. Loan and Security Agreement
In July 2011, we terminated our existing loan agreement with Comerica Bank and in August 2011, we entered into a new loan and security agreement (the “Loan Agreement”) with the Lenders under which we borrowed $15.0 million. The term loan bears interest at 7.5% per annum. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments through December 31, 2013. At our option, we may prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. We will be required to repay the entire outstanding principal balance if a generic version of Silenor enters the market while the loan is outstanding. At the time that the loan is repaid, we are also obligated to make an additional final payment of $638,000.
The loan was recorded at an initial carrying value less the debt discount of $900,000. In connection with this transaction, we also paid the lenders an initial fee of $150,000 and reimbursed them for certain transaction costs.
As part of the financing, the Lenders received warrants to purchase up to an aggregate of 583,152 shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of grant. The value assigned to these warrants of $701,000 was determined using the Black-Scholes valuation method and is reflected in the debt discount and additional paid in capital in our balance sheet.
At September 30, 2011, the future principal payments under the Loan Agreement for the years then ended are as follows (in thousands):

2011 (remaining three months)	$—
2012	7,220
2013	7,780

Total	$15,000

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
The Lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. Based on the Lenders’ right to declare the loan immediately due and payable, we have classified the outstanding debt balance as a current liability as of September 30, 2011. In addition, as of September 30, 2011, we fully accreted to interest expense the debt discount, debt issuance costs, and final payment and have also accrued for the pre-payment fee.
Note 6. License Agreements
Paladin. In June 2011, we entered into a license agreement, a supply agreement and a stock purchase agreement with Paladin. Under the license agreement, Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received $500,000 in connection with the execution of the agreements, and Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million. If Silenor is commercialized in the licensed territories, we would also be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. Governance of the collaboration will occur through a joint committee. We have also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and, subject to the rights we have previously granted to P&G, a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.
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
ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property incurred after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of December 31, 2010. Capitalized amounts are amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of September 30, 2011. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.
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
Note 7. Commitments and Contingencies
Commitments
Publicis Touchpoint Solutions, Inc. In July 2010, we entered into a professional detailing services agreement with Publicis under which Publicis agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, together with management coordination personnel, all of whom will be employees of Publicis. In February 2011, we entered into an amended and restated agreement with Publicis under which Publicis deployed for us an additional 35 sales representatives that are exclusively promoting Silenor, together with management coordination personnel. We recognize the revenue from Silenor product sales generated by the promotional efforts of the sales organization. Under the terms of the agreement, we were required to pay a one-time start up fee, and we are required to pay a fixed monthly fee, which is subject to certain quarterly adjustments based on actual staffing and spending levels. During the term of the agreement, a portion of Publicis’ management fee will be subject to payment by us only to the extent that specified performance targets are achieved. The performance targets relate to initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we are obligated to reimburse the sales organization for approved pass-through costs, which primarily include bonuses, meeting and travel costs and certain administrative expenses.
On September 30, 2011, we provided notice of termination to Publicis of the services agreement, effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we will assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. The remaining obligation under those lease payments was approximately $0.9 million as of September 30, 2011, although we are taking steps to mitigate the obligation that we assume at the end of the contract. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011.
Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provides sales support to promote Silenor in the U.S. through its team of full-time sales representatives. We recognize the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we are required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees are recognized as a sales, general, and administrative expense and are recorded in accrued liabilities as of September 30, 2011. The agreement also provides for financial penalties in the event that either party fails to deliver specified minimum detailing requirements under certain circumstances. Each party will be responsible for the costs of training, maintaining and operating its own sales force, and we are responsible for all other costs pertaining to the commercialization of Silenor.
On September 30, 2011, we provided notice of termination to P&G of the co-promotion agreement, with such termination to be effective as of December 31, 2011. As a result of such termination, P&G will be entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year. In addition, on September 30, 2011, we and P&G amended the surviving provision of such agreement relating to over-the-counter rights for Silenor. The amendment provides that if P&G notifies us that it is interested in negotiating for such rights before the end of P&G’s 45-day evaluation period relating to such rights, P&G will have the exclusive right to negotiate with us relating to such rights for 120 days, or such longer period upon which we and P&G mutually agree. On October 11, 2011, we provided notice to P&G to begin P&G’s 45-day evaluation period. See “Note 10. Subsequent Events.”

Comerica Bank (“Comerica”). In February 2011, we entered into a $15.0 million loan agreement with Comerica. This agreement was terminated in July 2011 in connection with our new loan and security agreement with the Lenders as discussed above in “Note 5. Loan and Security Interest.”
Citadel Securities LLC. On August 1, 2011, we entered into an at-the-market equity sales agreement with Citadel (the “Sales Agreement”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the Sales Agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We will pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by us or Citadel. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party.
Lease. In May 2011, we entered into a new lease arrangement to rent approximately 12,100 square feet of office space, which we use as our new corporate headquarters. The lease commenced on August 25, 2011. The lease will expire on December 24, 2016, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease). We have paid the first month’s rent of approximately $30,000 and the monthly rent is approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half, provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year. We also have a letter of credit in the amount of $200,000 in favor of our landlord to secure our obligations under the lease which is recorded as restricted cash in our balance sheet as of September 30, 2011.
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
Note 8. Share-based Compensation and Equity
Share-based Compensation Expense
Somaxon has restricted stock units (“RSUs”) and stock options outstanding under its equity incentive award plans. Share-based expense for employees and directors is based on the grant-date fair value of the award. The following table summarizes non-cash share-based compensation expense (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Composition of share-based compensation expense:	2011	2010	2011	2010
Included in research and development expense	$103	$288	$397	$1,047
Included in selling, general and administrative expense	1,565	1,482	3,859	4,247

Total share-based compensation expense	$1,668	$1,770	$4,256	$5,294

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
Equity
In June 2011, we entered into agreements with Paladin pursuant to which Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million (see Note 6, “License Agreements”) in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended.
During the three months ended September 30, 2011, we sold an aggregate of 786,825 shares of our common stock and received gross proceeds of $0.8 million under our Sales Agreement with Citadel. Our financial statements for the period ended September 30, 2011 reflect the gross proceeds from these transactions, which are reflected in stockholders’ equity net of $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.

Note 9. Related Party Transaction
We have in-licensed certain intellectual property from ProCom (see Note 6, “License Agreements”). In March 2010, we paid $1.0 million to ProCom pursuant to the terms of this agreement. During 2011, we recognized in costs of sales $690,000 of ProCom royalty payments in connection with this arrangement. At September 30, 2011, $219,000 is recorded in accrued liabilities for ProCom royalty payments. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).
Note 10. Subsequent Events
Resignation
On October 1, 2011, we accepted the resignation of our Senior Vice President and Chief Commercial Officer. In connection with the resignation, the individual received certain benefits including: (1) a lump sum severance payment of $316,000; (2) a lump sum payment equal to the cost of 12 months of health care benefits continuation at our expense; and (3) a lump sum payment equal to the cost of 12 months of the portion of the monthly premiums for the individual’s life insurance and disability insurance coverage that are borne by us. In addition, on October 1, 2011, the portion of the stock options and restricted stock units which would have vested if the individual had remained employed for an additional 12 months immediately vested.
The individual entered into a consulting agreement with us that will expire on June 30, 2013. We cannot estimate with any certainty the amount that may be paid, if any, for consulting services under such agreement. The remaining outstanding stock awards will continue to vest through the expiration of the consulting agreement, and the individual will be entitled to exercise such stock awards for 180 days following such expiration.
As of September 30, 2011, we have recorded approximately $346,000 in accrued liabilities for severance owed. The accelerated vesting of the share-based awards resulted in $836,000 of additional share-based compensation expense being recorded during the third quarter of 2011.
P&G’s Evaluation Period
On October 11, 2011, we notified P&G that we were beginning P&G’s 45-day evaluation period relating to an over-the-counter pharmaceutical product containing doxepin. Pursuant to the surviving provisions of the co-promotion agreement with P&G, P&G has until November 25, 2011 to notify us of its interest in negotiating to obtain such product rights. If P&G so notifies us, P&G will have the exclusive right to negotiate with us relating to such rights for 120 days from our receipt of the notice, or such longer period as may be mutually agreed by us and P&G.
Amendment to Professional Detailing Services Agreement with Publicis Touchpoint Solutions, Inc.
On November 1, 2011, we entered into an amendment to Supplement No. 1 the Professional Detailing Services Agreement between us and Publicis dated February 7, 2011. The amendment provides for the termination of all but those that will be included in our 30 person sales force as of November 2, 2011 and the pricing adjustments related thereto.
Reduction in Force
On November 2, 2011, we committed to a plan of termination that resulted in a work force reduction of 14 employees in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on November 2, 2011, and the workforce reduction is expected to be completed by November 4, 2011. Each affected employee will be eligible to receive a severance payment equivalent to two months of their base salary and the amount of the health insurance benefits paid by us for the previous two months. Payment of these severance benefits to each affected employee is contingent on the affected employee entering into a separation agreement with us, which agreement includes a general release of claims against us. The severance payments are expected to be approximately $0.5 million in the aggregate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
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
Our principal focus is on commercial activities relating to Silenor. We commercially launched Silenor in September 2010 with sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc., or Publicis, and additional sales representatives provided to us under our co-promotion agreement with Procter & Gamble, or P&G. In June 2011, we entered into agreements with Paladin Labs Inc., or Paladin, under which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa.
On September 30, 2011, we provided a notice of termination to Publicis of the contract sales agreement and to P&G of the co-promotion agreement, in each case effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we will assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. The remaining obligation under those lease payments was approximately $0.9 million as of September 30, 2011, although we are taking steps to mitigate the obligation that we assume at the end of the contract. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, in order to reduce expenditures, we terminated the employment of 14 employees in November 2011.
In 2012, we intend to allocate significantly more marketing resources to direct to consumer, or DTC, advertising for Silenor than we did in 2011. We expect to concentrate our DTC advertising in certain regions where we believe there is the potential for sales growth based on managed care coverage, favorable insomnia demographics, feasible media costs, and where we plan to retain and/or hire sales representatives. The DTC campaign will consist of a mix of TV, print and on-line advertisements in each targeted regional area.
We are increasing our focus on DTC advertising because we believe that the insomnia market has proven to be responsive to this form of advertising and that Silenor’s clinical profile compared to other insomnia products makes Silenor a particularly good candidate for a DTC campaign. According to Med Ad News’ 15th Annual Report from May 2009, the average return on investment, or ROI, for TV advertising for prescription insomnia medications is 2.6, which is the highest ROI for any therapeutic area. This report also indicated that the ROI for print advertising for prescription insomnia medications is 1.9, which places insomnia in the top five therapeutic areas in this medium.
In addition, we believe the competitive DTC market provides us with an opportunity to effectively reach our target consumer audience with DTC Silenor messages with limited competition and at feasible media costs. According to Nielsen Adviews, DTC advertising expenditures by our prescription competitors has decreased markedly in recent years, from a high of approximately $679 million in 2006 to approximately $64 million in 2010.

According to a direct to consumer drug advertising study by the Nielsen Company in 2010, consumers are two to three times more likely to ask their physician for a specific advertised pharmaceutical product when they are exposed to an integrated combination of TV and online advertising, as compared to when they are exposed to either TV or online advertising alone. In addition, consumer response to DTC advertising increases with the frequency and repetition of their exposure to DTC messages. The Silenor DTC plan is specifically designed to provide an integrated mix of TV, online and print advertising, with such frequency and repetition of exposures where it will run.
In addition, our market research indicates that when a patient asks a physician for a specific prescription insomnia product, the physician will write a prescription for that product approximately two-thirds of the time.
We also believe that Silenor is a good candidate for DTC advertising based on its clinical profile. With respect to efficacy, Silenor is the first and only non-scheduled prescription medication approved by the FDA for the treatment of sleep maintenance insomnia, and in our clinical trials Silenor maintained adult and elderly patients’ sleep into the 7th and 8th hours of the night.
In addition, Silenor’s safety profile addresses many of the most important and frequently cited reasons why consumers do not pursue prescription treatment for their insomnia. In our market research when patients were asked to list their top five concerns with prescription insomnia medications, among the most cited reasons were risk of dependence and addiction, fear of side effects, next-day grogginess associated with prescription drugs, fear of complex sleep behaviors, such as sleep driving, and the inability to take the medication over long periods of time.
We believe that Silenor’s most significant differentiating characteristic is that it is not a Schedule IV controlled substance, with no abuse potential or evidence of physical dependence or withdrawal. Other relevant aspects of Silenor’s safety profile include the lack of meaningful next-day residual effects, an overall incidence of adverse events comparable to placebo, and no evidence of tolerance, amnesia or complex sleep behaviors.
For 2012, we expect that the decreases in our operating expenses caused by our personnel decisions will be partially offset by this plan to allocate greater marketing resources to direct to consumer advertising for Silenor.
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
Revenue Recognition
Product Sales
We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of September 30, 2011, the dollar amount of returns received in 2011 has been negligible.
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
License and Royalty Revenue
In June 2011, we entered into a license agreement with Paladin, pursuant to which Paladin will commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of September 30, 2011, the deferred revenue balance associated with the license agreement is $489,000, of which $456,000 is recorded as non-current and $33,000 is recorded as current within accrued liabilities. We recognized $8,000 and $11,000 as revenue during each of the three and nine months ended September 30, 2011, respectively, which is recorded in interest and other income.
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
Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the allowance for prompt pay discounts was $44,000 and $114,000, respectively.
Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the accrual for patient discount programs was $379,000 and $182,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At September 30, 2011 and December 31, 2010, the accrual for distribution service fees was $310,000 and $276,000, respectively. As these fees are recorded based on contractually defined terms, there have been minimal adjustments to these balances.
Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At September 30, 2011 and December 31, 2010, the accrual for chargebacks was $18,000 and $9,000, respectively.
Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred for the current quarter’s product sold; (2) an accrual for prior quarters unpaid rebates; and (3) an accrual for estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data and information about our expected patient population. At September 30, 2011 and December 31, 2010, the accrual for rebates was $1,214,000 and $6,000, respectively.
Product Returns. We estimate future product returns based upon actual returns history, analysis of product expiration dating, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At September 30, 2011, the allowance for product returns was $104,000. We have not had reason to make any material changes to the assumptions utilized in our returns estimates.
As we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we expect product sales discounts and allowances to increase.
The following table summarizes the activity for the nine months ended September 30, 2011 associated with product sales discounts and allowances, with amounts shown in thousands:

					Product
	Prompt	Patient		Charge-	Returns &
	Pay	Discount	Distribution	backs and	Other
	Discounts	Fees	Service Fees	Rebates	Discounts	Total
Balance at January 1, 2011	$114	$182	$276	$15	$277	$864
Current period provision	327	865	1,087	1,596	394	4,269
Provision related to previously deferred sales	(82)	(158)	(283)	(14)	(274)	(811)
Payments and other credits	(315)	(510)	(770)	(365)	(293)	(2,253)

Balance at September 30, 2011	$44	$379	$310	$1,232	$104	$2,069

Additional Discounts and Allowances. From the initial launch of Silenor through September 30, 2011, we offered additional discounts to wholesale distributors for product purchased. At December 31, 2010, the allowance for product launch discounts was $277,000. At September 30, 2011, this balance has been settled in full.

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
Share-based Compensation
Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs including an estimate of future volatility and the expected terms of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.
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

Results of Operations
Comparisons of the Three Months Ended September 30, 2011 and 2010
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue. Net product sales for 2011 and 2010 are summarized in the following table (in thousands).

	Three Months Ended
	September 30,
	2011	2010	Change
Gross product sales	$5,397	$47	$5,350
Sales discounts and allowances
Prompt pay discount	(108)	(1)	(107)
Patient discount programs	(272)	(2)	(270)
Distribution service fees	(356)	(3)	(353)
Chargebacks and rebates	(949)	—	(949)
Product returns and other discounts	(36)	(3)	(33)

Total discounts and allowances	(1,721)	(9)	(1,712)

Total net product sales	$3,676	$38	$3,638

We recognized net product sales of $3.7 million and $38,000 for the three months ended September 30, 2011 and 2010, respectively. Sales discounts and allowances totaled $1.7 million for the three months ended September 30, 2011, compared to $9,000 in the same period in 2010. As a percentage of gross sales, the discounts and allowances were 31.9% and 19.1% for the three months ended September 30, 2011 and 2010, respectively. The net increases in gross product sales and sales discounts and allowances are due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010.
Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales for 2011 and 2010 are summarized in the following table (in thousands).

	Three Months Ended
	September 30,
	2011	2010	Change
Cost of sales	$454	$3	$451

We recognized cost of sales of $0.5 million and $3,000 for the three months ended September 30, 2011 and 2010, respectively, relating to product with respect to which revenue was recognized. The net increase was due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. Gross profit was $3.2 million and $35,000 for the three months ended September 30, 2011 and 2010, respectively. Expressed as a percentage of net product sales, gross margin was 87.6% and 92.1% for the three months ended September 30, 2011 and 2010, respectively.
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

	Three Months Ended
	September 30,		Change
	2011	2010	Dollar	Percent
Sales and marketing	$13,936	$8,619	$5,317	62%
General and administrative	4,165	3,304	861	26%

Total selling, general and administrative expense	$18,101	$11,923	$6,178	52%

Selling and marketing expenses totaled $13.9 million and $8.6 million for the three months ended September 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $1.0 million and $0.3 million for the three months ended September 30, 2011 and the comparable period in 2010, respectively. The net increase of $5.3 million was primarily due to an increase in costs associated with the commercial activities of Silenor as Silenor was initially made commercially available during the third quarter of 2010. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs. The net increase is also partially due to $0.8 million of additional share-based compensation expense being recorded during the third quarter of 2011 related to the accelerated vesting of share-based awards. We expect sales and marketing expense to decrease in the fourth quarter of 2011 and in 2012 because, while we intend to hire 30 sales representatives to promote Silenor as Somaxon employees effective no later than January 1, 2012, the remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. We have also terminated our agreements with P&G and Publicis effective as of December 31, 2011. However, this decrease will be partially offset in 2012 by our plan to allocate marketing resources to direct to consumer advertising for Silenor to a greater extent than we did in 2011.
General and administrative expenses totaled $4.2 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $0.6 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively. The net increase of $0.9 million was primarily due to an increase in legal expenses related to Silenor paragraph IV litigation during the three months ended September 30, 2011 compared to the comparable period in 2010. This was offset by lower share-based compensation expense during the third quarter of 2011 compared to 2010 due to the vesting of performance based equity awards associated with the execution of the co-promotion agreement with P&G that occurred during 2010.
Research and Development Expense. Our most significant research and development costs during the three months ended September 30, 2011 were salaries, benefits and share-based compensation expense related to our research and development personnel. Research and development expense for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Three Months Ended
	September 30,		Change
	2011	2010	Dollar	Percent
Personnel and other costs	$139	$726	$(587)	(81)%
Share-based compensation expense	103	288	(185)	(64)%

Total research and development expense	$242	$1,014	$(772)	(76)%

Research and development expense decreased $0.8 million for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to lower personnel and other costs. Personnel and other costs attributable to research and development personnel decreased primarily due to costs associated with the process validation for the packaging of Silenor which were incurred in 2010.
Comparisons of the Nine Months Ended September 30, 2011 and 2010
Product Sales. Product sales represent sales of Silenor for which we have recognized revenue. Net product sales for 2011 and 2010 are summarized in the following table (in thousands).

	Nine Months Ended
	September 30,
	2011	2010	Change
Gross product sales	$16,509	$47	$16,462
Sales discounts and allowances
Prompt pay discount	(327)	(1)	(326)
Patient discount programs	(865)	(2)	(863)
Distribution service fees	(1,087)	(3)	(1,084)
Chargebacks and rebates	(1,596)	—	(1,596)
Product returns and other discounts	(394)	(3)	(391)

Total discounts and allowances	(4,269)	(9)	(4,260)

Total net product sales	$12,240	$38	$12,202

We recognized net product sales of $12.2 million and $38,000 for the nine months ended September 30, 2011 and 2010, respectively. Sales discounts and allowances totaled $4.3 million for the nine months ended September 30, 2011 compared to $9,000 in the same period in 2010. As a percentage of gross sales, the discounts and allowances were 25.9% and 19.1% for the nine months ended September 30, 2011 and 2010, respectively. The net increases in gross product sales and sales discounts and allowances are due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. As a result of recognizing revenue upon delivery to our wholesale customers, in the second quarter of 2011 we recognized additional net product sales of Silenor of $3.2 million.

Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales for 2011 and 2010 are summarized in the following table (in thousands).

	Nine Months Ended
	September 30,
	2011	2010	Change
Cost of sales	$1,478	$3	$1,475

We recognized cost of sales of $1.5 million and $3,000 for the nine months ended September 30, 2011 and 2010, respectively, relating to product with respect to which revenue was recognized. The net increase was due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. Gross profit was $10.8 million and $35,000 for the nine months ended September 30, 2011 and 2010, respectively. Expressed as a percentage of net product sales, gross margin was 87.9% and 92.1% for the nine months ended September 30, 2011 and 2010, respectively.
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

	Nine Months Ended
	September 30,		Change
	2011	2010	Dollar	Percent
Sales and marketing	$42,295	$11,600	$30,695	265%
General and administrative	14,472	8,277	6,195	75%

Total selling, general and administrative expense	$56,767	$19,877	$36,890	186%

Selling and marketing expenses totaled $42.3 million and $11.6 million for the nine months ended September 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $1.7 million and $0.9 million for the nine months ended September 30, 2011 and the comparable period in 2010, respectively. The net increase of $30.7 million was primarily due to an increase in costs associated with the commercial activities of Silenor as Silenor was initially made commercially available during the third quarter of 2010. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs. The increase is also partially due to $0.8 million of additional share-based compensation expense being recorded during the third quarter of 2011 related to the accelerated vesting of share-based awards.
General and administrative expenses totaled $14.5 million and $8.3 million for the nine months ended September 30, 2011 and 2010, respectively. Of this, share-based compensation expense totaled $2.1 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively. The net increase of $6.2 million was primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount during the nine months ended September 30, 2011 compared to the comparable period in 2010, as well as an increase in legal expenses related to Silenor paragraph IV litigation. This was offset by a decrease in share-based compensation expense due to higher share-based compensation expense during the nine months ended September 30, 2010 as a result of vesting of performance-based equity awards upon FDA approval of the NDA for Silenor and the execution of the co-promotion agreement with P&G.
Research and Development Expense. Our most significant research and development costs during the nine months ended September 30, 2011 were salaries, benefits and share-based compensation expense related to our research and development personnel. Research and development expense for 2011 and 2010 are summarized in the following table (in thousands, except percentages).

	Nine Months Ended
	September 30,		Change
	2011	2010	Dollar	Percent
Personnel and other costs	$721	$1,894	$(1,173)	(62)%
Share-based compensation expense	397	1,047	(650)	(62)%

Total research and development expense	$1,118	$2,941	$(1,823)	(62)%

Research and development expense decreased $1.8 million for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to lower personnel and other costs and share-based compensation expense. Personnel and other costs attributable to research and development personnel decreased primarily due to costs associated with the process validation for the packaging of Silenor which were incurred in 2010. Share-based compensation expense attributable to research and development personnel decreased due to recognition of compensation costs associated with the vesting of performance-based equity awards upon FDA approval of the NDA for Silenor in the first half of 2010 and the execution of the co-promotion agreement with P&G.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since our inception, and we expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
As of September 30, 2011, we had $34.0 million in cash and cash equivalents. This amount includes our receipt of $14.9 million in net proceeds pursuant to a loan and security agreement with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or together with SVB, the Lenders. The Lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. In addition, under the loan agreement, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. Based on the Lenders’ right to declare the loan immediately due and payable, we have classified the outstanding debt balance as a current liability as of September 30, 2011.
In August 2011, we entered into an at-the-market equity sales agreement, or sales agreement, with Citadel Securities LLC, or Citadel. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or the Company is permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.
We commercially launched Silenor in September 2010 with sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, and additional sales representatives provided to us under our co-promotion agreement with P&G. On September 30, 2011, we provided a notice of termination to Publicis of the contract sales agreement and to P&G of the co-promotion agreement, in each case effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we will assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. The remaining obligation under those lease payments was approximately $0.9 million as of September 30, 2011, although we are taking steps to mitigate the obligation that we assume at the end of the contract. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, in order to reduce expenditures, we terminated the employment of 14 employees in November 2011. However, decreases in our operating expenses based on these personnel decisions will be partially offset in 2012 by our plan to allocate marketing resources to direct to consumer advertising for Silenor to a greater extent than we did in 2011.

We believe we have access to sufficient financial resources to fund our operations for at least the next twelve months. We will need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our sales agreement with Citadel. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our success in generating cash flows from the commercialization of Silenor;
•	the costs of establishing or contracting for commercial programs and resources, and the scope of the commercial programs and resources we pursue;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of any future non-clinical studies, any future clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
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
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have invested a substantial portion of our available cash in money market funds and marketable securities. The capital markets remain highly volatile and there has been a lack of liquidity for certain financial instruments. All of our investments in marketable securities and money market funds are highly rated, highly liquid securities with readily determinable fair values. As of September 30, 2011, none of our securities are considered to be impaired.
We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time up to an aggregate of approximately $66.2 million in any combination of debt securities, common and preferred stock and warrants. These registration statements could allow us to seek additional financing, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Cash Flows
Net cash used in operating activities was $40.2 million for the nine months ended September 30, 2011, compared to $18.0 million for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2011 as compared to the prior year.
Net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2011, compared to net cash used in investing activities of $22.8 million for the same period in 2010. Results for 2011 reflect net sales and maturities of marketable securities of $33.7 million and payments for property and equipment of $0.4 million. Results for 2010 reflect a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor and net purchases of marketable securities of $21.3 million.
Net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $56.1 million for the same period in 2010. Results for 2011 reflect net proceeds of $14.8 million from the issuance of debt, net proceeds of $5.0 million received from Paladin from the sale by us of 2.2 million shares of our common stock, and net proceeds of $0.5 million from the sale of 786,825 shares of our common stock under our sales agreement,with Citadel. Results for 2010 reflect cash proceeds of $52.7 million from our follow-on offering and proceeds of $3.4 million from the exercise of warrants and stock options.
Loan Agreement
In July 2011, we terminated our existing loan agreement with Comerica Bank and we entered into a new loan and security agreement with the Lenders, pursuant to which the Lenders made us a term loan in the principal amount of $15.0 million. The term loan bears interest at 7.5% per annum. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments starting on January 1, 2012 and continuing through December 31, 2013. At our option, we may prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. We will be required to repay the entire outstanding principal balance if a generic version of Silenor enters the market while the loan is outstanding. We paid to the Lenders an initial fee of $150,000 upon the closing of the term loan. In the event of the final payment of the loan, either through repayment of the loan in full at maturity or upon any pre-payment, we are required to pay a final payment fee of $637,500. In connection with the loan agreement, we granted the Lenders a security interest in substantially all of our personal property now owned or hereafter acquired, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, subject to certain exceptions, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. We have currently met all of our obligations under the loan agreement.
The Lenders have the right to declare the loan immediately due and payable in an event of default under the Loan Agreement, which includes, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. Based on the Lenders’ right to declare the loan immediately due and payable, we have classified the outstanding debt balance as a current liability as of September 30, 2011.
As part of the financing, the Lenders received warrants to purchase up to an aggregate of 583,152 fully paid and non-assessable shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of the grant.

Equity Sales Agreement
In August 2011, we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the sales agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We or Citadel may terminate the sales agreement at any time. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the sales agreement or (b) the termination of the sales agreement by us or Citadel. Either party may terminate the agreement in its sole discretion at any time upon written notice to the other party. During the three months ended September 30, 2011, we sold an aggregate of 786,825 shares of our common stock under the sales agreement, received gross proceeds of $0.8 million, and paid $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.
Litigation
We have received notices from each of Actavis Elizabeth LLC and Actavis Inc., or collectively, Actavis, Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively, Mylan, Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par, and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila), or collectively, Zydus, that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
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

Contractual Obligations
In May 2011, we entered into a new lease arrangement to rent approximately 12,100 square feet of office space, which we plan to use as our new corporate headquarters. The lease commenced on August 25, 2011. The lease will expire on December 24, 2016, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease). We have paid the first month’s rent of approximately $30,000 and the monthly rent following lease commencement will be approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year, and we will provide reimbursements for our proportional share of any increases in operating expenses over the first year’s operating expenses (as defined in the lease). We also have a $200,000 letter of credit in favor of our landlord to secure our obligations under the lease.
In August 2011, we entered into a new loan and security agreement with the Lenders, pursuant to which the Lenders made us a term loan in the principal amount of $15.0 million. At September 30, 2011, the future principal payments under the agreement for the years then ended are as follows (in thousands):

2011 (remaining three months)	$—
2012	7,220
2013	7,780

Total	$15,000

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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard was effective for the first year beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13, which occurred on January 1, 2011, did not have a material impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance was effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27, which occurred on January 1, 2011, did not have a material impact on our financial statements.
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

Caution on Forward-Looking Statements
Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor, including our ability to successfully execute on our increased DTC sales and marketing efforts; the market potential for insomnia treatments, and our ability to compete within that market; the potential to enter into an agreement with P&G relating to over-the-counter, or OTC, rights for Silenor; our ability, together with any partner, to receive FDA approval for an OTC version of Silenor; our ability to successfully hire, manage and utilize a sales force to market Silenor, including the transition of Publicis representatives to Somaxon employees; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the recent submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to comply with the covenants under the loan and security agreement with the Lenders; the potential for an event of default under the loan and security agreement, and the corresponding risk of acceleration of repayment and potential foreclosure on the assets pledged to secure the loan; our ability to fully utilize the sales agreement with Citadel as a source of future financings, whether due to market conditions, our ability to satisfy various conditions required to sell shares under the agreement; Citadel’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the sales agreement or the occurrence of any sales under the agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensee, Paladin, for critical aspects of the commercial sales process for Silenor outside of the United States; the performance of Paladin and its adherence to the terms of its contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II — Item 1A — Risk Factors below and previously disclosed in our Annual Report on Form 10-K.
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
Our cash and cash equivalents at September 30, 2011 consisted primarily of money market funds and marketable securities. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and marketable securities, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities consisting of money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We have received notices from Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor.
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
We began generating revenues from the commercialization of Silenor late in the third quarter of 2010, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from the commercialization of Silenor. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.
In November 2010, we completed a public offering of 8,800,000 shares of our common stock at a public offering for aggregate net proceeds of approximately $24.8 million. In June 2011, we completed a private placement of 2,184,769 shares of our common stock to Paladin for aggregate net proceeds of approximately $5.0 million in connection with a license of the rights to market Silenor in Canada, South America, Africa and the Caribbean.
In August 2011, we received $14.9 million in net proceeds pursuant to a loan and security agreement the Lenders. The Lenders have the right to declare the loan immediately due and payable in an event of default under the loan agreement, which includes, among other things, a material adverse change in our business, operations or financial condition or a material impairment in the prospect of repayment of the loan. In addition, under the loan agreement, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. Based on the Lenders’ ability to declare the loan immediately due and payable, we have classified the outstanding debt balance as a current liability as of September 30, 2011.
In August 2011, we entered into an at-the-market sales agreement with Citadel. However, there can be no assurance that Citadel will be successful in consummating sales under the agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time. We commercially launched Silenor in September 2010 with sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, and additional sales representatives provided to us under our co-promotion agreement with P&G. On September 30, 2011, we provided a notice of termination to Publicis of our contract sales agreement and to P&G of our co-promotion agreement, in each case effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we will assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. The remaining obligation under those lease payments was approximately $0.9 million as of September 30, 2011, although we are taking steps to mitigate the obligation that we assume at the end of the contract. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, in order to reduce expenditures, we terminated the employment of 14 employees in November 2011. However, decreases in our operating expenses based on these personnel decisions will be partially offset in 2012 by our plan to allocate marketing resources to direct to consumer, or DTC, advertising for Silenor to a greater extent than we did in 2011.

At September 30, 2011 we had cash, cash equivalents, and short-term investments totaling $34.0 million, which includes our receipt of $14.9 million in net proceeds pursuant to our loan and security agreement with the Lenders. We believe we have access to sufficient financial resources to fund our operations for at least the next twelve months. We will need to obtain additional funds to finance our operations, particularly if we are unable to access adequate or timely funds under our sales agreement with Citadel. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to the rate of growth of Silenor sales, the actual cost of commercial activities and any potential litigation expenses we may incur.
We are responsible for the costs relating to the commercialization of Silenor in the U.S. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•	our success in generating cash flows from the commercialization of Silenor;
•	the costs of establishing or contracting for commercial programs and resources, and the scope of the commercial programs and resources we pursue;
•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or in-license new products, technologies or businesses;
•	the rate of progress and cost of any future non-clinical studies, any future clinical trials and other development activities;
•	the scope, prioritization and number of development programs we pursue; and
•	the effect of competing technological and market developments.
In addition to the amounts available under our sales agreement with Citadel, we intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor, or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may result in unfavorable outcomes that could further adversely impact our financial condition.
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

We will need to hire and retain qualified sales and marketing personnel and successfully manage our commercialization programs and resources in order to successfully commercialize Silenor.
On September 30, 2011, we provided a notice of termination to Publicis of our contract sales agreement and to P&G of our co-promotion agreement, in each case effective as of December 31, 2011. We intend to hire 30 sales representatives, most of whom will be hired from the Publicis sales force, to promote Silenor as Somaxon employees effective no later than January 1, 2012. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In 2012, we also intend to allocate significantly more marketing resources to DTC advertising for Silenor than we did in 2011. We expect that the DTC advertising will be concentrated into regions within which we plan to hire and retain sales representatives and where we believe there is the potential for sales growth based on managed care coverage and other factors. Although our goal is to prove the concept that Silenor sales growth can occur in these concentrated regions based on the combination of DTC advertising, promotional activities and other factors, these efforts may not be successful and we may see not a positive return on investment from these activities.
To the extent we are not successful in transitioning qualified sales personnel to employment with us and managing and retaining such personnel, and in utilizing direct to consumer advertising to generate patient and physician demand for Silenor, we may not be able to effectively achieve prescription growth and broad market acceptance for Silenor on a timely basis, or at all.
Prior to December 31, 2011, any revenues we receive from sales of Silenor will largely depend upon the efforts P&G and Publicis, which in many instances will not be within our control. Thereafter, we will be solely relying on our sales representatives to market and sell Silenor and our sales in the short term may suffer as we make this transition and may in the short term and may continue to suffer in the long term if such transition is not successful. In addition, our marketing strategy of focusing on an overall smaller, but more concentrated, geography may not be successful. We may not be able to cover all of the prescribing physicians for insomnia at the same level of reach and frequency as our competitors, either before or after the termination of our agreements with P&G and Publicis, and we ultimately may need to further expand our selling efforts in order to effectively compete.
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
The principal patent protection that covers, or that we expect will cover, Silenor consists of method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical or similar to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive or similar identical product for off-label indications that are covered by the applicable patents. Some physicians are prescribing generic 10 mg doxepin capsules and generic oral solution doxepin for insomnia on such an off-label basis. In addition, some managed health care plans are requiring the substitution of these generic doxepin products for Silenor, and some pharmacies are suggesting such substitution. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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
We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to increase sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Such events could also significantly impact our ability to continue as a going concern.

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
Our ability to successfully commercialize Silenor and any other product to which we obtain rights will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Based on third party formulary data, we believe that 74% of patients in commercial health plans have coverage for Silenor.
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
Even though U.S. regulatory approval has been obtained for Silenor, the FDA has imposed restrictions on its indicated uses or marketing and imposed ongoing requirements for post-approval studies or other activities. For example, the approved use of Silenor is limited to the treatment of insomnia characterized by sleep maintenance difficulty. In addition, the FDA has required us to implement a risk evaluation and mitigation strategy, or REMS, consisting of a medication guide. We are also required to complete a standard clinical trial assessing the safety and efficacy of Silenor in children aged 6 to 16 pursuant to the Pediatric Research Equity Act of 2003, or PREA, and to submit final results of this trial by March 2015. Any issues relating to these restrictions or requirements could have an adverse impact on our ability to achieve market acceptance of Silenor and generate revenues from its sale.
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
In addition, in August 2011 the FDA requested that we provide information about the pharmacokinetic and pharmacodynamic properties and adverse event profile of Silenor, including differences that might arise due to demographic factors, to enable the FDA to assess whether morning drug levels may remain high enough in some individuals or identifiable patient subgroups to impair driving to a degree that presents an unacceptable risk both to individuals and the public. The FDA’s request indicated that the same request was made to all sponsors of sedative hypnotic medications.

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
If our operations relating to Silenor fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters or untitled letters;
•	impose civil or criminal penalties, including fines;
•	require that we change the way the product is administered, change the labeling of the product or implement a new or amended REMS;

•	suspend regulatory approval;
•	impose requirements to conduct additional clinical, non-clinical or other studies;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us;
•	impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products or require a product recall.
We expect intense competition in the marketplace for Silenor and any other product to which we acquire rights, and new products may emerge that provide different and/or better therapeutic alternatives for the disorders that our products are intended to treat.
Silenor competes with well established drugs approved for the treatment of insomnia, including Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., and the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien and Ambien CR and Pfizer Inc.’s Sonata, all of which are GABA-receptor agonists, and Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist.
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
In addition to the currently approved products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. Transcept Pharmaceuticals, Inc. resubmitted an NDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem in September 2011, and announced that the Prescription Drug User Fee Act action date for its NDA is November 27, 2011. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States. It has been reported that Neurim Pharmaceuticals Ltd. is seeking FDA approval of Circadin, a prescription form of melatonin that is already approved in the EU and several other countries. Neurim also announced positive results from Phase 1 and 1b clinical trials for Neu-P11, a melatonin and serotonin agonist for the treatment of insomnia associated with pain.
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
Upon the expiration of, or successful challenge to, our patents covering Silenor, generic competitors may introduce a generic version of Silenor at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation, known as an “at-risk launch”. A launch of a generic version of Silenor could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time.
We have received notices from Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.
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
We do not manufacture Silenor, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of Silenor, and we have entered into a manufacturing and supply agreement with Patheon to manufacture our commercial supply of Silenor. We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient and with Anderson Packaging, Inc. to package Silenor finished products.
In addition, in October 2006, we entered into a supply agreement with JRS Pharma L.P., or JRS, under which we purchase from JRS all of our requirements for ProSolv®HD90, an ingredient used in our formulation for Silenor. In August 2008, we amended our supply agreement to provide us with the exclusive right to use this ingredient and any successor product to ProSolv®HD90 in combination with doxepin, as well as the right to list the U.S. patents owned by JRS and covering ProSolv®HD90 in the Orange Book relating to Silenor. JRS also agreed to enforce any such patents listed in the Orange Book on our behalf. The term of the agreement runs through January 1, 2013, but it will be automatically extended for additional one year periods unless we terminate the license upon written notice at least 90 days prior to the end of the term. Either party may terminate the agreement upon written notice to the other party if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party. We also have the right to terminate the agreement if JRS no longer has any valid patent claim in the U.S. covering ProSolv®HD90 or any successor product to ProSolv®HD90 used by us in combination with doxepin. Each of the current patents listed in the Orange Book by us relating to Silenor expires in 2015.
As part of the amendment, we made an upfront license payment of $0.2 million and are obligated to pay a royalty of less than 1% on net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which a Silenor formulation containing ProSolv®HD90 or any successor product to ProSolv®HD90 is marketed, which with respect to U.S. sales of Silenor we expect to occur in March 2013. This royalty is only payable if one or more patents under the license agreement continues to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

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
We, Paladin or any other future licensee may never receive approval or commercialize our products outside of the United States, or our or their activities may not be effective or in compliance with applicable laws.
We have licensed to Paladin the rights to commercialize Silenor in Canada, South America, the Caribbean and Africa. Silenor has not been approved for marketing in any jurisdiction outside of the United States. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. We believe that Paladin intends to make a New Drug Submission filing in Canada in the fourth quarter of 2011. We may license rights to Silenor or other future products to others for territories outside the United States in the future.

Compared to a development and commercialization strategy for an ex-U.S. product that involves a third-party collaborator, the development and commercialization of such a product by us without a collaborator is likely to require substantially greater resources on our part and potentially adversely impact the timing and results of the development or commercialization of the product.
In order to market any products outside of the United States, we or our licensees must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. Any additional clinical studies that may be required to be conducted as part of the regulatory approval process may not corroborate the results of the clinical studies we have previously conducted or may have adverse results or effects on our ability to maintain regulatory approvals in the United States or obtain them in other countries. The time required to obtain approval might differ from that required to obtain FDA approval for Silenor.
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
In addition, any revenues we receive from sales of Silenor outside the United States will likely depend upon the efforts of Paladin or any other future licensees, as applicable, which in many instances will not be within our control. If we are unable to maintain our license agreements or to effectively establish alternative arrangements to market such products, or if Paladin or any future licensees do not perform adequately under such agreements or arrangements or comply with applicable laws, our business could be adversely affected and we could be subject to regulatory sanctions.
We or any collaborator may not be successful in developing, receiving approval for or commercializing an OTC product for Silenor.
In October 2011, we notified P&G that we were beginning P&G’s 45-day evaluation period relating to an OTC pharmaceutical product containing doxepin. Pursuant to the surviving provisions of our co-promotion agreement with P&G, P&G has until November 25, 2011 to notify us of its interest in negotiating to obtain such product rights. If P&G so notifies us, P&G will have the exclusive right to negotiate with us relating to such rights for 120 days from our receipt of the notice, or such longer period as may be mutually agreed by us and P&G. We cannot assure you that P&G will elect to negotiate with us with respect to OTC rights, that if P&G does not so elect that we will find another suitable third party interested in such rights, or that any such negotiations with P&G or another third party will result in a completed transaction or that such a transaction will be successful or on attractive terms. If we are unable to establish an OTC collaboration, we will require substantial additional funds, which may not be available, in order to develop and commercialize the product on our own.
Even if we are successful in establishing a collaboration with P&G or another third party for an OTC product, we or such third party must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy of OTC products prior to selling the product, and we cannot give any assurance that any such OTC product will receive applicable regulatory approval or be successfully commercialized.

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
Silenor will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. For example, in August 2011 the FDA requested that we provide information about the pharmacokinetic and pharmacodynamic properties and adverse event profile of Silenor, including differences that might arise due to demographic factors, to enable the FDA to assess whether morning drug levels may remain high enough in some individuals or identifiable patient subgroups to impair driving to a degree that presents an unacceptable risk both to individuals and the public. The FDA’s request indicated that the same request was made to all sponsors of sedative hypnotic medications.
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
Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, in August 2011 we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. Including the amount remaining available for sale pursuant to the sales agreement with Citadel, we may offer from time to time up to an aggregate of approximately $66.2 million in any combination of debt securities, common and preferred stock and warrants under our two effective shelf registration statements on Form S-3 filed with the SEC.
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
Equity financing, debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an additional equity component, such as warrants to purchase stock. For example, in connection with our August 2011 loan agreement with the Lenders, we issued to the Lenders warrants to purchase up to 583,152 shares of our common stock with an exercise price of $1.5433 per share. To the extent that any of these warrants, or any additional warrants that are outstanding or that we may issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.
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

Should we sell shares pursuant to the sales agreement, it will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. If we sell shares under the sales agreement at a time when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. During the three months ended September 30, 2011, we sold an aggregate of 786,825 shares of our common stock and received gross proceeds of $0.8 million, and paid $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.
Our indebtedness under our loan agreement could adversely affect our financial health.
Under our loan agreement with the Lenders, we have incurred $15.0 million of indebtedness. We are obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments starting on January 1, 2012 and continuing through December 31, 2013. Such indebtedness could have important consequences to our business. For example, it could:
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
Covenants in our loan agreement with the Lenders may limit our ability to operate our business.
Under the loan agreement with the Lenders, we are required to maintain with SVB our primary cash and investment accounts, which accounts are also covered by control agreements for the benefit of the Lenders. We are also subject to certain affirmative covenants, including but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the collateral. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a “change of control,” and the imposition of additional liens on collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met. It is also an event of default if we experience a material impairment in the value of the collateral or in the perfection or priority of the Lenders’ security interest in the collateral, a material adverse change in our business, operations, or condition, or a material impairment of the prospect of repayment the loan.

Our future ability to comply with the covenants and other obligations in the loan agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we default under the loan agreement because of a covenant breach or otherwise, any outstanding amounts could become immediately due and payable, which would negatively impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.
We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.
We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $49.0 million for the nine months ended September 30, 2011, and have accumulated losses totaling $265.8 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.
Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.
Our results of operations and liquidity could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, our investment securities consist primarily of money market funds and corporate and United States government agency notes. While we do not believe that our investment securities have significant risk of default or illiquidity, we cannot provide absolute assurance that our investments are not subject to adverse changes in market value. If economic instability continues and the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investments through impairment charges. We also maintain significant amounts of cash and cash equivalents at one or more financial institutions that are not federally insured, and we cannot provide assurance that we will not experience losses on these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Amendment to Employment Agreement with Michael D. Allen
On November 1, 2011, we amended the employment agreement with Michael D. Allen, our Senior Vice President, Sales and Marketing, to amend certain severance benefits in the event his employment is terminated by us for disability or other than for cause or if Mr. Allen resigns with good reason.

In the event Mr. Allen’s employment is terminated as a result of his disability, he will now receive any accrued but unpaid base salary or unused paid time-off as of the date of termination, an amount equal to the greater of (i) half of his then-current annual base salary or (ii) his base salary for the 12-month period immediately prior to such termination, and, in the discretion of our Board of Directors, a pro-rated bonus for the year in which the termination occurs.
In the event Mr. Allen’s employment is terminated by us other than for cause of if Mr. Allen resigns with good reason, Mr. Allen will now receive any accrued but unpaid base salary or unused paid time-off as of the date of termination or resignation, an amount equal to the greater of (i) half of his then-current annual base salary or (ii) his base salary for the 12-month period immediately prior to such termination or resignation, 12 months of health care benefits continuation at Somaxon’s expense, 12 months of the portion of the monthly premiums for Mr. Allen’s life insurance and disability insurance coverage that are borne by Somaxon and, in the discretion of the Board, a pro-rated bonus for the year in which the termination or resignation occurs. In addition, that portion of Mr. Allen’s stock awards which would have vested if Mr. Allen had remained employed for an additional 12 months will immediately vest on the date of such termination or resignation, and he will be entitled to exercise such stock awards for 180 days following the date of termination or resignation.
Amendment to Professional Detailing Services Agreement with Publicis Touchpoint Solutions, Inc.
On November 1, 2011, we entered into an amendment to Supplement No. 1 the Professional Detailing Services Agreement between us and Publicis dated February 7, 2011. The only material change to the previous Supplement One filed as Exhibit 10.01 to the Current Report on Form 8-K/A on February 11, 2011 is the termination of all but those that will be hired as Somaxon employees from the Publicis sales force as of November 2, 2011 and the pricing adjustments related thereto.
The amendment to the Employment Agreement and the amendment to the Supplement, which are filed as Exhibits 10.5 and 10.8 respectively to this Form 10-Q, are incorporated herein by reference. The foregoing descriptions of the amendment to the Employment Agreement and the amendment to the Supplement do not purport to be complete and are qualified in their entirety by reference to such exhibits.
Reduction in Force
On November 2, 2011, we committed to a plan of termination that resulted in a work force reduction of 14 employees in order to reduce operating costs. We commenced notification of employees affected by the workforce reduction on November 2, 2011, and the workforce reduction is expected to be completed by November 4, 2011. Each affected employee will be eligible to receive a severance payment equivalent to two months of their base salary and the amount of the benefits paid by us for the previous two months. Payment of these severance benefits to each affected employee is contingent on the affected employee entering into a separation agreement with us, which agreement includes a general release of claims against us. The severance payments are expected to be approximately $0.5 million in the aggregate.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amended and Restated Bylaws of the Registrant
4.1	(3)	Form of the Registrant’s Common Stock Certificate
4.2	(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005
4.3	(5)	Warrant dated May 21, 2008 issued to Silicon Valley Bank
4.4	(5)	Warrant dated May 21, 2008 issued to Oxford Finance Corporation
4.5	(5)	Warrant dated May 21, 2008 issued to Kingsbridge Capital Limited
4.6	(6)	Form of Warrant dated July 2, 2009 issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009
4.7	(7)	Warrant dated August 2, 2011 issued to Silicon Valley Bank
4.8	(7)	Warrant dated August 2, 2011 issued to Oxford Finance LLC
4.9	(7)	Warrant dated August 2, 2011 issued to Oxford Finance LLC
10.1	(7)	At-the-Market Equity Offering Sales Agreement between Registrant and Citadel Securities LLC dated August 1, 2011
10.2	(7)	Loan and Security Agreement between Registrant, Oxford Finance LLC, as collateral agent, and Silicon Valley Bank and Oxford Finance LLC, as lenders, dated as of August 2, 2011
10.3	(8)
Letter Agreement, dated September 30, 2011, between Registrant and The Procter & Gamble Distributing Company LLC, amending the Co-Promotion Agreement between Registrant and The Procter & Gamble Distributing Company, LLC dated August 24, 2010

10.4	#(8)	Employment Agreement dated September 30, 2011, between Registrant and Michael D. Allen.
10.5	#	Amendment dated November 1, 2011 to Employment Agreement between Registrant and Michael D. Allen
10.6	†	First Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated March 22, 2011
10.7	†	Second Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated August 15, 2011
10.8	†	Third Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated November 1, 2011
31.1		Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
31.2		Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended
32.1	*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates Management contract or compensatory plan.

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.

(8)	Filed with Registrant’s Current Report on Form 8-K on October 3, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: November 4, 2011

/s/ Richard W. Pascoe Richard W. Pascoe
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2011

/s/ Tran B. Nguyen Tran B. Nguyen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)