Form 10-K
period 2011-12-31
Somaxon Pharmaceuticals, Inc.
filed 2012-03-09
CIK 1339455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51665

Somaxon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10935 Vista Sorrento Parkway, Suite 250, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(858) 876-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐     No   ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $78.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $2.13 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2012 was 48,108,251.

SOMAXON PHARMACEUTICALS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December  31, 2011

Table of Contents

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, our ability, together with our strategic advisor Stifel Nicolaus Weisel, to successfully identify, evaluate and execute strategies to maximize stockholder value; our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market; the potential to enter into an agreement with The Procter & Gamble Distributing Company LLC, or P&G, relating to over-the-counter, or OTC, rights for Silenor; our ability, together with any partner, to receive approval from the U.S. Food and Drug Administration, or FDA, for an OTC version of Silenor; our ability to successfully hire, manage and utilize a sales force to market Silenor; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the submission of abbreviated new drug applications for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to fully utilize the sales agreement with Citadel Securities LLC as a source of future financings, whether due to market conditions, our ability to satisfy various conditions required to sell shares under the agreement, Citadel Securities’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the occurrence of any sales under the sales agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensee, Paladin Labs, Inc., or Paladin, for critical aspects of the commercial sales process for Silenor outside of the United States; the performance of Paladin and its adherence to the terms of its contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed below in Part I — Item 1A “Risk Factors.”

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in Delaware in August 2003. Our principal executive offices are located at 10935 Vista Sorrento Parkway, Suite 250, San Diego, CA 92130, and our telephone number is (858) 876-6500. Our website address is www.somaxon.com. The information on, or accessible through, our website is not part of this report. Unless the context requires otherwise, references in this report and the information incorporated herein by reference to “Somaxon,” “we,” “us” and “our” refer to Somaxon Pharmaceuticals, Inc.

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

Our principal focus is on commercial activities relating to Silenor. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc., or Publicis, managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor.

We have also established the manufacturing and distribution channel for Silenor through agreements with third-party suppliers and service providers, and we have established reimbursement coverage for Silenor with numerous private and government payors.

We believe that Silenor is highly differentiated from other available insomnia treatments, and could have significant advantages in the large insomnia market. Based on data from IMS Health, in 2011 the prescription market for the treatment of insomnia grew approximately 2.2% compared to 2010 to more than 66 million prescriptions.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms.

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

Silenor is an oral tablet formulation of doxepin at dosages of 3 mg and 6 mg. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg per day and is indicated for the treatment of depression and anxiety. However, the available dosages of doxepin for the treatment of depression and anxiety have historically been seldom used in the treatment of insomnia, as they leave many patients reporting next-day residual effects and other undesirable side effects. According to IMS Health data, doxepin accounted for less than 0.1% of the insomnia prescriptions written during 2011.

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

Our Strategy

Our goal is to create value for our shareholders through maximizing the potential of our marketed product Silenor, subject to our resource constraints. We also may potentially commercialize promising products that treat medical conditions where there is an unmet medical need or a high level of patient dissatisfaction.

Specifically, we intend to:

•

Maximize the value of Silenor. Silenor was approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance in March 2010, and we commercially launched the product in the United States in September 2010. We believe that Silenor is highly differentiated from currently available insomnia treatments and could have significant advantages in a large market. We continue to strategically invest in sales and marketing activities to maximize revenue and market share, subject to our resource constraints, and we intend to engage in life cycle management activities relating to Silenor, including potential over-the-counter, or OTC, opportunities. In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor.

•

Establish collaborations and outsourcing arrangements. We have entered into strategic collaborations and outsourcing arrangements to drive growth and profitability, and we will seek additional collaborations. We believe that leveraging the capabilities of third parties will allow us to add efficiency to our operations and expand our commercial reach, including potentially outside of the United States.

•

Selectively evaluate marketed products and product candidates that are differentiated. We selectively evaluate products and product candidates that are differentiated and meet unmet medical needs or address areas of patient dissatisfaction.

•

Fully leverage our commercial organization. We have capacity within our existing sales force that can be utilized to sell other products, with the goal of maximizing its productivity and profitability for the benefit of our promoted brand(s) and stockholder value.

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

Based on data from IMS Health, in 2011 the prescription market for the treatment of insomnia grew approximately 2.2% compared to 2010 to more than 66 million prescriptions.

Limitations of Current Therapies

According to the National Sleep Foundation, 65% of respondents reported experiencing insomnia symptoms a few nights a week. In addition, 42% of respondents often experienced awakenings during the night or waking up too early without being able to go back to sleep, which is referred to as sleep maintenance, and 26% had difficulty falling asleep, which is referred to as sleep onset. Historically, insomnia therapies have addressed sleep onset rather than sleep maintenance and duration. Newer therapies have been approved with indications for sleep maintenance, although the ability of previously-available drugs to maintain sleep throughout the night without unwanted next-day residual effects remains limited.

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

In addition, drugs prescribed for insomnia have been associated with many other unwanted side effects, such as dry mouth, unpleasant taste, blurred vision, residual next-day effects, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects. We believe that drugs with improved tolerability would be well received by both physicians and patients and have the potential to accelerate the growth in the market.

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

Commercialization

Our commercial strategy is multi-faceted and geared toward maximizing the value of products we commercialize, subject to our resource constraints. We are committed to driving prescriptions and market share through experienced sales representatives providing in-person promotion to high-prescribing physicians. These efforts are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to our products by negotiating agreements with leading commercial managed care organizations and with government payors. The goals of these efforts are to achieve preferred formulary status relative to our branded competitors and to minimize patients’ out-of-pocket costs.

We believe that the commercial success of Silenor largely depends on gaining access to high prescribing physicians of insomnia treatments. We have built a sales and marketing infrastructure focused on timely and informative education of physicians and their office personnel in the effective and appropriate use of Silenor. We accomplish this through in-person promotional and educational programs, product sampling, and other non-personal promotional activities. Our field sales representatives each undergo a rigorous training program focused on our product attributes, disease background, competitive products and our sales techniques, as well as compliance with applicable laws.

We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor.

The efforts of our sales force are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to Silenor by negotiating agreements with leading commercial managed care organizations and with government payors. In addition, under our exclusive collaboration with Paladin, Paladin has the right to commercialize Silenor in Canada, South America and Africa, subject to the receipt of marketing approval in each such territory.

Technology In-Licenses

In a license agreement entered into in August 2003, which was amended and restated in September 2010, we acquired the exclusive, worldwide license from ProCom One, Inc., or ProCom, to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although patent protection for the current dosage form is limited to the United States, our license to these low-dose doxepin patents is a worldwide license. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable at any time by us with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party.

In October 2006, we entered into a supply agreement with JRS Pharma L.P., or JRS, under which we purchase from JRS all of our requirements for ProSolv®HD90, an ingredient used in our formulation for Silenor. In August 2008, we amended our supply agreement to provide us with the exclusive right to use this ingredient and any successor product to ProSolv®HD90 in combination with doxepin, as well as the right to list the U.S. patents owned by JRS and covering ProSolv®HD90 in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, relating to Silenor. JRS also agreed to enforce any such patents listed in the Orange Book on our behalf. The term of the agreement runs through January 1, 2013, but it will be automatically extended for additional one year periods unless we terminate the license upon written notice at least 90 days prior to the end of the term. Either party may terminate the agreement upon written notice to the other party if the other party commits a material breach of its obligations and fails to remedy the breach within 30 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party. We also have the right to terminate the agreement if JRS no longer has any valid patent claim in the U.S. covering ProSolv®HD90 or any successor product to ProSolv®HD90 used by us in combination with doxepin. Each of the current patents listed in the Orange Book by us relating to Silenor expires in 2015.

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

Technology Out-License

In June 2011, we entered into a license agreement with Paladin under which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and, subject to the rights we have previously granted to P&G, a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.

As consideration for the license, Paladin paid us an upfront payment of $0.5 million. Paladin also purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million. Once Silenor is commercialized in the licensed territories, we will also be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. Governance of the collaboration will occur through a joint committee. In February 2012, we announced that Paladin had filed a New Drug Submission that had been accepted for review by Health Canada for Silenor for the treatment of insomnia.

The term of the license agreement runs until the later of the last date on which Silenor is sold by Paladin in the licensed territories or 15 years from the first commercial sale of Silenor in the licensed territories. We may terminate the license agreement on a country-by-country basis in specified key countries upon 60 days’ prior written notice if the first commercial sale has not occurred in such country within 12 months of the date on which marketing approval was obtained in such country. We may also terminate the license agreement upon 60 days’ prior written notice if marketing approval in Canada has not been received by December 7, 2013 or if we are unable to license rights to a third party’s intellectual property and such failure would reasonably be expected to result in a claim from such third party alleging intellectual property infringement or misappropriation. Either party may terminate the license agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party, or a force majeure event that lasts for at least 120 days.

In connection with the license agreement, we also entered into a supply agreement with Paladin under which we will supply Paladin with all of its requirements for Silenor during the term of the license agreement or until Paladin procures its own supply of Silenor. Paladin may terminate the supply agreement upon 10 business days’ notice if we are materially unable to supply Silenor to Paladin’s requirements, and at any time if Paladin enters into a direct contractual relationship with our contract manufacturer for Silenor. We may terminate the supply agreement upon 180 days prior written notice if there is a regulatory change or safety consideration that would have a material adverse effect on the global supply chain and at any time on six months’ prior notice after April 30, 2013.

Intellectual Property

Silenor Patents and Patent Applications

We are the exclusive licensee of four U.S. patents from ProCom claiming the use of low dosages of doxepin and other antidepressants. U.S. Patent No. 6,211,229, “Treatment of Transient and Short Term Insomnia,” or the ’229 patent, covers dosages of doxepin from 0.5 mg to 20 mg for use in the treatment of transient insomnia and expires in February 2020.

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

In addition, pursuant to our agreement with JRS, we have the exclusive right to use ProSolv®HD90 in combination with doxepin, and the exclusive license to the related patents and patent applications. We listed six of these issued patents in the FDA’s publication “Approved Drug Product with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book.

In March 2011, we received U.S. Patent No. 7,915,307, “Methods of Improving the Pharmacokinetics of Doxepin,” or the ‘307 patent, which generally relates to dosing Silenor 3mg and 6mg tablets at least three hours after a meal to promote faster onset of action and reduce the potential for next-day residual sedation. The pharmacokinetic changes that result from dosing Silenor within three hours after a meal have important implications relating to both the efficacy and safety of the product that are described in the Silenor prescribing information. As a result, we have listed the patent in the Orange Book.

We have filed multiple other patent applications resulting from unexpected findings from our development program. A brief summary of the content of these patent applications includes:

•	Formulations and manufacturing processes,

•	Methods of preventing early awakenings and improving sleep efficiency,

•	Methods of treating insomnia without rebound insomnia or weight gain, and

•	Methods of treating insomnia in the elderly.

We have included these findings in our approved prescribing information and, if the patents issue, we expect to list them in the Orange Book. The combination of these patents, if issued, and our label could result in our patent protection being extended to 2028.

We have also filed multiple patent applications relating to potential future products containing doxepin for the treatment of insomnia. A brief summary of the content of these patent applications includes:

•	Orally disintegrating formulations,

•	Combination drug formulations, and

•	Method of treating insomnia with ultra-low dose doxepin.

Silenor Patent Litigation

We have received notices from each of Actavis Elizabeth LLC and Actavis Inc., or collectively, Actavis, Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively, Mylan, Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par, and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a

Zydus Cadila), or collectively, Zydus, that each has filed with the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.

We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed the ’229 patent, by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed the ’307 patent, by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

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

Research and Development

To date, our research and development expenses have consisted primarily of costs associated with our clinical trials managed by contract research organizations, or CROs, our non-clinical development program for Silenor, submitting and seeking approval of the NDA for Silenor, regulatory expenses, drug development costs, salaries and related employee benefits, and share-based compensation expense. During 2010 and 2011, our most significant research and development costs were salaries, benefits, and share-based compensation expense and costs associated with our development program for Silenor. During 2009, our most significant research and development costs were salaries, benefits, and share-based compensation expense, costs associated with the conduct of the continuing two-year carcinogenicity study for Silenor, costs associated with the resubmission of the Silenor NDA to the FDA and drug development costs pertaining to Silenor.

Silenor Competition

The FDA-approved products that are currently available for the treatment of insomnia consist of sedative hypnotics, including GABA-receptor agonists, hypnotic benzodiazepines and a melatonin agonist. In addition, products such as sedating antidepressants and other products which are not approved for the treatment of insomnia are sometimes prescribed for such use.

Ambien, a GABA-receptor agonist, and its generic equivalents have historically been the market share leaders in the insomnia segment. Generic versions of Ambien (zolpidem) entered the market in April 2007. According to data obtained from IMS Health, generic versions of Ambien accounted for approximately 65% of insomnia prescriptions in 2011. In September 2005, Sanofi-Synthélabo, Inc. launched Ambien CR, a controlled-release version of Ambien. Unlike Ambien, Ambien CR is indicated for the treatment of sleep maintenance insomnia and does not have a label restriction limiting the length of time of its use. Generic versions of Ambien CR, called zolpidem ER, entered the market in October 2010. Ambien CR accounted for approximately 1% of insomnia prescriptions in 2011, zolpidem ER contributed approximately 6% and branded Ambien accounted for approximately 1% of insomnia prescriptions in 2011, according to data obtained from IMS Health.

Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., is a GABA-receptor agonist that was approved in December 2004 by the FDA and was launched in the second quarter of 2005. Lunesta accounted for approximately 7% of insomnia prescriptions in 2011 according to data obtained from IMS Health. Lunesta is indicated for the treatment of insomnia and has been shown to decrease sleep latency and increase sleep maintenance. It was the first of several products to have the short-term use restriction removed from its label.

Sonata, a GABA-receptor agonist sold by Pfizer Inc. for the treatment of insomnia, and its generic equivalents accounted for less than 0.1% of insomnia prescriptions in 2011 according to data obtained from IMS Health.

Rozerem was launched by Takeda Pharmaceuticals North America, Inc. in September 2005 and accounted for 0.6% of insomnia prescriptions in 2011 according to data obtained from IMS Health. Rozerem is indicated for the treatment of insomnia characterized by difficulty with sleep onset. It was the first drug approved for the treatment of insomnia that is not a Schedule IV controlled substance. With the exception of Rozerem, the approved medications for the treatment of insomnia all act on GABA receptors and are designated as Schedule IV controlled substances. Takeda Pharmaceuticals North America, Inc. conducted a clinical trial to evaluate the administration of a combination of Takeda’s product Rozerem and 3 mg of doxepin in patients with insomnia. We are unaware of the results of this trial.

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

In November 2011, Transcept Pharmaceuticals, Inc. received approval from the FDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States. Purdue has publicly announced that it plans to launch Intermezzo in the second quarter of 2012.

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

Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the active pharmaceutical ingredient in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awaken in the middle of the night and have difficulty falling back asleep. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials and one Phase 2 clinical trial of a delayed-release formulation of zaleplon.

Vanda Pharmaceuticals Inc. has completed two Phase 3 insomnia clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda has initiated a Phase 3 clinical trial for tasimelteon to treat this disorder. Vanda has announced that it plans to conduct additional clinical trials and plans to file an NDA with the FDA in the first half of 2013.

Merck & Co., Inc. has completed Phase 3 clinical trials for suvorexant, an orexin antagonist, for the treatment of insomnia and has MK-6096 and MK-3697 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for suvorexant in 2012.

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

We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin active pharmaceutical ingredient, with Anderson Packaging, Inc. to package Silenor finished products, and with JRS to supply us with ProSolv®HD90. In August 2008, we entered into an amendment to our supply agreement providing us with the exclusive right to use ProSolv®HD90 in combination with doxepin. Pursuant to the amended supply agreement, we made an upfront license payment of $0.2 million and are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. This royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

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

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the subsequent applicant would be required to conduct its own non-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, formulations, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. We received three years of marketing exclusivity for Silenor.

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

There are post-marketing safety surveillance requirements that we will need to meet to continue to market an approved product. The FDA also may, in its discretion, require additional post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the sale or use of these products. The FDA has required us to develop a REMS to ensure that the benefits of Silenor outweigh its risks. A REMS can include information to accompany the product, such as a patient package insert or a medication guide, a communication plan, elements to assure safe use, and an implementation system, and must include a timetable for assessment of the REMS. Our REMS for Silenor consists of a medication guide. In addition, the FDA may require modifications to the REMS at a later date if warranted by new safety information. Any future requirements imposed by the FDA may require substantial expenditures.

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

In 2010, the U.S. Congress enacted legislation to reform the healthcare system. A major goal of the healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. Among other things, the healthcare reform law specifically:

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

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off of negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011; and

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

Outside of the United States, our or our partners’ ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval process described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

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

Employees

As of February 15, 2012, we had 36 employees, consisting of manufacturing, regulatory affairs, sales, marketing and administration. We believe our relations with our employees are good.

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

The majority of our resources are focused on the marketing and selling of Silenor. Our ability to generate revenue in the near term will depend solely on the success of this product. Accordingly, any disruption in our ability to generate revenues from the sale of Silenor or lack of success in generating Silenor sales will have a substantial adverse impact on our business.

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

We began generating revenues from the commercialization of Silenor late in the third quarter of 2010, and our operations to date have generated substantial needs for cash. We expect our negative cash flows from operations to continue until we are able to generate significant cash flows from sales of Silenor. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.

We are responsible for the costs relating to the sales and marketing of Silenor in the United States. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds, including supporting the additional cost of the 25 field-based sales representatives we hired in January 2012. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	our success in generating cash flows from sales of Silenor;

•	the costs of establishing or contracting for commercial programs and resources, and the scope of the commercial programs and resources we pursue;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of any future non-clinical studies, any future clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue; and

•	the effect of competing technological and market developments.

In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC, or Citadel. However, there can be no assurance that Citadel will be successful in consummating sales under the agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time.

At December 31, 2011 we had cash and cash equivalents totaling $10.7 million. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our needs for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We will need to retain qualified sales and marketing personnel and successfully manage our sales and marketing programs and resources in order to successfully generate sales of Silenor.

Prior to December 31, 2011, revenues we received from sales of Silenor largely depended upon the efforts of sales representatives employed by The Procter & Gamble Distributing Company LLC, or P&G, and Publicis Touchpoint Solutions, Inc., or Publicis. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor. We are now solely relying on our sales representatives to market and sell Silenor, and our sales in the short term may suffer as we make this transition and may continue to suffer in the long term if such transition is not successful. In addition, our strategy of focusing on an overall smaller, but more concentrated, geography may not be successful.

The efforts of our sales force are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to Silenor by negotiating agreements with leading commercial managed care organizations and with government payors. Although our goal is to achieve Silenor sales through the efficient execution of our sales and marketing plans and programs, we may not be able to effectively generate prescriptions and achieve broad market acceptance for Silenor on a timely basis, or at all.

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

•	prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the U.S. Food and Drug Administration-, or FDA, approved labeling of Silenor or any other product that we commercialize;

•	relative convenience and ease of administration; and

•	our ability to obtain sufficient third-party coverage or reimbursement.

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

Our success will depend on our ability to obtain and maintain patent protection for Silenor and any other product candidate we develop or commercialize, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. The patent rights that we have in-licensed relating to Silenor are limited in ways that may affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredient, or API, of Silenor. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same APIs as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.

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

We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Such events could also significantly impact our ability to continue as a going concern.

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

Although we have an exclusive, worldwide license for Silenor for the treatment of insomnia through the life of the last issued patent to expire, we do not have patent protection for Silenor in any jurisdiction outside the United States. In addition, although our in-licensed patent for the treatment of transient insomnia is scheduled to expire in 2020 and our patent relating to the food effect of Silenor is scheduled to expire in 2027, our in-licensed patent for the treatment of chronic insomnia is scheduled to expire in March 2013. Accordingly, in the absence of additional patents or other alternatives to obtain additional exclusivity rights for Silenor, a competitor could attempt to market doxepin for a chronic insomnia indication as early as March 2013. Furthermore, the patent protection in the United States for Silenor for the treatment of insomnia is limited to dosages ranging from a lower limit of 0.5 mg to various upper limits up to 20 mg of the active ingredient, doxepin. Doxepin is prescribed at dosages ranging from 75 mg to 300 mg daily for the treatment of depression and anxiety and is available in generic form in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. As a result, we may face competition from the off-label use of these or other dosage forms of generic doxepin. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication.

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

Our ability to successfully commercialize Silenor and any other product to which we obtain rights will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Based on third party formulary data, we believe that 76% of patients in commercial health plans have coverage for Silenor.

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

The U.S. Congress has enacted legislation to reform the healthcare system. A major goal of this healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the healthcare reform law required individual U.S. citizens and legal residents to maintain qualifying health coverage, imposed certain requirements on employers with respect to offering health coverage to employees, amended insurance regulations regarding when coverage can be provided and denied to individuals, and expanded existing government healthcare coverage programs to more individuals in more situations. Among other things, the healthcare reform law specifically:

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

Managed care organizations are increasingly challenging the prices charged for medical products and services and, in some cases, imposing restrictions on the coverage of particular drugs. Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. The process for obtaining coverage can be lengthy and costly, and it can take several months before a particular payor initially reviews our product and makes a decision with respect to coverage. For example, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might market and sell. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, or at all.

In addition, many insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and over the counter, or OTC, products through their prescription benefits coverage and reimbursement policies. The availability of generic prescription and OTC products for the treatment of insomnia has created, and will continue to create, a competitive reimbursement environment. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product to the patient. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability.

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

We rely on third parties to perform many necessary services for our commercial products, including services related to the storage and distribution of our products.

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

A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. For example, in November 2011, Transcept Pharmaceuticals, Inc. received approval from the FDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States. Purdue has publicly announced that it plans to launch Intermezzo in the second quarter of 2012. Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zolpidem in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., launched NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in February 2011.

In addition to the currently approved products for the treatment of insomnia, a number of new products may enter the insomnia market over the next several years. It has been reported that Neurim Pharmaceuticals Ltd. is seeking FDA approval of Circadin, a prescription form of melatonin that is already approved in the European Union and several other countries. Neurim also announced positive results from Phase 1 and 1b clinical trials for Neu-P11, a melatonin and serotonin agonist for the treatment of insomnia associated with pain.

Alexza Pharmaceuticals, Inc. has announced positive results from a Phase 1 clinical trial of an inhaled formulation of zaleplon, the API in Sonata. In July 2010, Alexza announced that it was advancing this product candidate into Phase 2 clinical trials during the first half of 2011 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients who awake in the middle of the night and have difficulty falling back asleep, but has not yet done so. Somnus Therapeutics, Inc. has announced positive results from two Phase 1 clinical trials and one Phase 2 clinical trial of a delayed-release formulation of zaleplon.

Vanda Pharmaceuticals Inc. has completed two Phase 3 clinical trials of tasimelteon, a melatonin receptor agonist. Tasimelteon received orphan drug designation status for non-24 hour sleep/wake disorder in blind individuals with no light perception. Vanda has initiated Phase 3 clinical trials for tasimelteon to treat this disorder and plans to file an NDA with the FDA in the first half of 2013.

Merck & Co., Inc. has completed Phase 3 clinical trials for suvorexant, an orexin antagonist, for the treatment of insomnia and has MK-6096 and MK-3697 in Phase 2 clinical trials for the treatment of insomnia. Merck has announced that it plans to file regulatory applications for suvorexant in 2012.

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

We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to continue as a going concern.

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

Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	manufacturing, distribution and sales and marketing resources and experience;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	experience conducting non-clinical studies and clinical trials, and related resources; and

•	expertise in prosecution and enforcement of intellectual property rights.

As a result of these factors, our competitors may develop drugs that are more effective and less costly than ours and may be more successful than we are in manufacturing, marketing and selling their products. Our competitors may also obtain patent protection or other intellectual property rights or seek to invalidate or otherwise challenge our intellectual property rights, limiting our ability to successfully market and sell products.

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

We do not manufacture Silenor, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of Silenor, and we have a contract with Patheon to manufacture our commercial supply of Silenor. We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin API and with Anderson Packaging, Inc. to package Silenor finished products.

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

We have licensed to Paladin the rights to commercialize Silenor in Canada, South America, the Caribbean and Africa. Silenor has not been approved for marketing in any jurisdiction outside of the United States. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. Paladin’s New Drug Submission filing in Canada was accepted for review by Health Canada in February 2012, but there is no assurance regulatory approval will be obtained in Canada or any of the other licensed territories. We may license rights to Silenor or other future products to others for territories outside the United States in the future.

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

In November 2011, we and P&G agreed that through the period ending on March 31, 2012, we would work together to evaluate the potential to develop and commercialize an OTC pharmaceutical product containing doxepin, including jointly developing a desired product profile for the OTC product and conducting market research on such product profile at P&G’s expense. During this period, we agreed not to negotiate rights in and to an OTC product with any third party. If P&G notifies us of its interest in negotiating for rights to the OTC product at any time prior to March 31, 2012, P&G will have the exclusive right to negotiate with us relating to such rights for 120 days from our receipt of the notice, or such longer period as may be mutually agreed by us and P&G. We cannot assure you that P&G will elect to negotiate with us with respect to OTC rights, that if P&G does not so elect that we will find another suitable third party interested in such rights, or that any such negotiations with P&G or another third party will result in a completed transaction or that such a transaction will be successful or on attractive terms. If we are unable to establish an OTC collaboration, we will require substantial additional funds, which may not be available, in order to develop and commercialize the product on our own.

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

As part of our strategy, we may selectively evaluate products and product candidates that we believe may be a strategic fit with our business. Because we neither have, nor currently intend to establish, internal research capabilities, we would be dependent upon pharmaceutical and biotechnology companies, university scientists and other researchers to sell or license products to us. The success of this strategy will depend upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. However, future acquisitions may entail numerous operational and financial risks, including:

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

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. These efforts could be costly and divert resources from our Silenor commercial efforts and the remainder of our business. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any products that we develop or approved products that we acquire will be manufactured or produced profitably, successfully commercialized or widely accepted in the marketplace.

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

We have increased our headcount from 5 full-time employees at January 1, 2010 to 36 full-time employees as of February 15, 2012, including our field-based sales representatives. Our management and personnel, systems and facilities currently in place may not be adequate to support the growth in our number of employees. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our commercial efforts effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract, train and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks to achieve our commercial goals.

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

Our clinical trials may fail to demonstrate the safety and efficacy of any future product candidates we develop, which could prevent or significantly delay their regulatory approval.

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

Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.

Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, in August 2011 we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent, of which we have sold $0.8 million to date. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws, and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If compliance is not demonstrated within the applicable timeframe, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. Citadel or we are permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

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

Equity financing, debt financing, receivables assignments, royalty interest assignments and other types of financing are often coupled with an additional equity component, such as warrants to purchase stock. To the extent that any of our outstanding warrants or additional warrants that we may issue in the future, are exercised by their holders, dilution of our existing stockholders’ ownership interests will result.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our needs for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

In addition, rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

We may not be able to sell shares of our common stock under our equity sales agreement with Citadel at times, prices or quantities that we desire and if such sales do occur, they may result in dilution to our existing stockholders.

In August 2011, we entered into the sales agreement with Citadel. Under the terms of the sales agreement, Citadel will use its commercially reasonable efforts to sell shares of our common stock designated by us. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, we will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If compliance is not demonstrated within the applicable timeframe, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. In addition, Citadel is permitted to terminate the sales agreement at any time. If we are unable to access funds through sales under the sales agreement, or it is terminated by Citadel, we may be unable to access capital on favorable terms or at all.

Should we sell shares pursuant to the sales agreement, it will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. If we sell shares under the sales agreement at a time when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. During 2011, we sold an aggregate of 786,825 shares of our common stock and received gross proceeds of $0.8 million, and paid $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $59.3 million for 2011 fiscal year, and have accumulated losses totaling $276.2 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	the scope and effectiveness of commercial activities relating to Silenor or any other product that we may commercialize, alone or with a collaborator;

•	commercial activities of our competitors;

•	our entering into collaborations;

•	developments in our current intellectual property lawsuits with Actavis, Mylan, Par and Zydus;

•	any other intellectual property infringement lawsuit in which we may become involved;

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of any product candidate that we develop;

•	non-cash charges which we incur, including relating to share-based compensation; and

•	regulatory developments.

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

Net operating loss carryforwards and research and development credits may expire and not be used. As of December 31, 2011, we had generated federal net operating loss carryforwards of approximately $234.1 million and state net operating loss carryforwards of approximately $226.1 million, the majority of which were generated in California. As of December 31, 2011, we had generated federal research and development tax credits of $4.3 million and California research and development tax credits of $2.0 million. Both federal net operating loss carryforwards and federal research and development tax credits have a 20-year carryforward period and begin to expire in 2023 and 2024, respectively. California net operating loss carryforwards have up to a 20-year carryforward period, depending on the date of origin, and begin to expire in 2013; however, California has currently suspended the use of net operating loss carryforwards to offset taxable income. California research and development tax credits have no expiration.

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

If there are additional changes in ownership, then additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through December 31, 2011, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	variations in our quarterly operating results;

•	events affecting our existing license agreements, and any future collaborations or other strategic transactions, commercial agreements and grants;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	developments in our current intellectual property lawsuits with Actavis, Mylan, Par and Zydus;

•	any other intellectual property infringement lawsuit in which we may become involved;

•	regulatory approval or other changes in the regulatory status of our products or product candidates;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	our ability to maintain our listing on the Nasdaq Capital Market;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Our stock is listed on the Nasdaq Capital Market. In order to continue to be listed on the Nasdaq Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock, a public float of $1.0 million, and either $2.5 million in stockholders equity or a market capitalization of $35 million. On December 13, 2011, we received a letter from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price for our common stock had been below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market.

We have until June 11, 2012 to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock be at least $1.00 for at least 10 consecutive trading days. If we do not regain compliance within this time period but comply with all continued listing standards other than the closing bid price requirement, we may provide Nasdaq with written notice of our intention to cure the deficiency during a second compliance period of up to 180 days. If the Listing Qualifications Department of Nasdaq believes that we will be able to cure the deficiency during such additional period, it will grant us such period to do so.

If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Nasdaq Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

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

As of February 15, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 35% of our common stock. As a result, these stockholders, acting together, would likely be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If we are unable to maintain an effective registration statement for the resale of shares under our July 2009 private placement, or if we are delisted from the Nasdaq Capital Market, Nasdaq Global Market, the New York Stock Exchange or the American Stock Exchange, we may be required to pay liquidated damages.

In July 2009, we issued 5.1 million shares of common stock and seven-year warrants to purchase up to 5.1 million additional shares of common stock, exercisable in cash or by net exercise at a price of $1.155 per share. In connection with the private placement, we agreed to register for resale both the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants. The resale registration statement was filed and declared effective by the SEC in August 2009. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of expenses.

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

We are also subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access, and the SEC has since issued final rules implementing “say on pay” measures. Our efforts to comply with corporate governance and related requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Item 2. Properties

We lease approximately 12,000 square feet of space for our headquarters in San Diego, California subject to a lease arrangement that will expire in December 2016. We have no laboratory, research or manufacturing facilities.

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

Item 4. Mine Safety Disclosures

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

	September 30,	September 30,
	Price Range
	High	Low
Year Ended December 31, 2010
First Quarter	$10.60	$1.10
Second Quarter	$9.10	$3.41
Third Quarter	$5.48	$2.65
Fourth Quarter	$3.98	$2.52

Year Ended December 31, 2011
First Quarter	$3.46	$2.65
Second Quarter	$2.94	$2.05
Third Quarter	$2.12	$0.87
Fourth Quarter	$1.09	$0.45

As of February 22, 2012, there were approximately 8,364 holders of record of our common stock.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices: the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on January 1, 2007.

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
Somaxon Pharmaceuticals, Inc.	$3.17	$22.20	$7.61	$9.73	$36.72
Nasdaq Composite Index	$113.16	$114.07	$96.54	$66.42	$110.65
Nasdaq Pharmaceutical Index	$127.70	$119.18	$109.94	$97.85	$105.17

The foregoing graph and table are furnished solely with this report, and are not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes securities available under our equity compensation plans as of December 31, 2011 (in thousands, except per share data).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Weighted average per share exercise price of stock options	Shares issuable upon exercise of outstanding stock options	Shares issuable upon vesting of outstanding restricted stock units	Total shares issuable under current outstanding awards	Number of securities available for future issuance
Equity compensation plans approved by security holders:
2004 Equity Incentive Award Plan	$4.28	143	—	143	—
2005 Equity Incentive Award Plan	3.01	5,120	233	5,353	2,054

Total Equity Incentive Award Plans	$3.05	5,263	233	5,496	2,054
2005 Employee Stock Purchase Plan				—	1,402

Total Equity compensation plans approved by security holders	$3.05	5,263	233	5,496	3,456

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

Restricted shares of our common stock have also been granted under the 2005 Equity Incentive Award Plan. There were no restricted shares unvested as of December 31, 2010 and none were issued during 2011.

Awards of restricted stock units, or RSUs, which are convertible into an equivalent number of shares of common stock upon vesting, have also been granted under the 2005 Equity Incentive Award Plan and generally vest upon the achievement of certain performance or time-based conditions.

The 2005 Equity Incentive Award Plan and 2005 Employee Stock Purchase Plan contain “evergreen” provisions which allow for annual increases in the number of shares available for future issuance. The 2005 Equity Incentive Award Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the then-total outstanding shares of capital stock (48,063,000 shares were outstanding at December 31, 2011), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2012, the number of shares available for grant under the 2005 Equity Incentive Award Plan increased by 2,000,000 shares, resulting in a total of 4,054,000 shares available for grant at that time. The 2005 Employee Stock Purchase Plan’s evergreen provision provides for annual increases in the number of shares available for grant equal to the lesser of: (i) 300,000 shares, (ii) 1% of the then-total outstanding shares of capital stock (48,063,000 shares were outstanding at December 31, 2011), or (iii) such lesser amount as determined by the board of directors. Pursuant to this evergreen provision, on January 1, 2012, the number of shares available for grant under the 2005 Employee Stock Purchase Plan increased by 300,000 shares, resulting in a total of 1,702,000 shares available for grant at that time.

Recent Sales of Unregistered Securities

In December 2011, we relied on an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D, in connection with the issuance of warrants to Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB, to purchase up to an aggregate of 150,000 shares of our common stock at an exercise price equal to $0.50 per share. The warrants issued to Oxford and SVB and the shares issuable upon the exercise of the warrants have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission, or SEC, or through an applicable exemption from SEC registration requirements.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The selected statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited financial statements which are not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report (amounts in thousands, except per share data).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net product sales	$16,155	$1,382	$—	$—	$—
Operating Costs and Expenses:
Cost of sales	2,493	244	—	—	—
Selling, general and administrative	69,758	36,579	10,874	18,809	15,614
Research and development	1,296	3,566	4,337	16,546	12,694
License fees	—	—	(999)	165	490

Total operating costs and expenses	73,547	40,389	14,212	35,520	28,798

Loss from operations	(57,392)	(39,007)	(14,212)	(35,520)	(28,798)

Interest and other income	52	262	30	903	2,387
Interest and other expense	(1,940)	(68)	(261)	(2,610)	—

Net loss	$(59,280)	$(38,813)	$(14,443)	$(37,227)	$(26,411)

Basic and diluted net loss per share	$(1.27)	$(1.16)	$(0.69)	$(2.04)	$(1.45)

Shares used to calculate net loss per share	46,541	33,593	20,952	18,281	18,187

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,668	$54,817	$5,165	$14,290	$37,100
Working capital	5,107	52,407	3,404	4,258	34,385
Total assets	15,859	65,131	6,411	23,717	38,717
Total debt	—	—	—	15,000	—
Accumulated deficit	(276,132)	(216,852)	(178,039)	(163,596)	(126,369)
Total stockholders’ equity	6,541	54,264	4,241	5,106	35,176

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

Our principal focus is on commercial activities relating to Silenor. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. Our financial statements as of December 31, 2011 reflect all remaining contractual obligations owed to Publicis.

In June 2011, we entered into agreements with Paladin Labs Inc., or Paladin, under which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory.

In order to reduce expenditures, we terminated the employment of 28 employees in the fourth quarter of 2011.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of December 31, 2011, the dollar amount of returns received since we began commercial sales of Silenor has been negligible.

We recognize product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by us; (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated.

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

License and Royalty Revenue

In June 2011, we entered into a license agreement with Paladin pursuant to which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of December 31, 2011, the deferred revenue balance associated with the license agreement is $481,000, of which $448,000 is recorded as a non-current liability and $33,000 is recorded as a current liability within accrued liabilities. We recognized $19,000 as revenue during the year ended December 31, 2011, which is recorded in interest and other income.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At December 31, 2011 and 2010, the allowance for prompt pay discounts was $39,000 and $114,000, respectively.

Patient Discount Programs. We offer discount programs to patients who are prescribed Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At December 31, 2011 and 2010, the accrual for patient discount programs was $414,000 and $182,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At December 31, 2011 and 2010, the accrual for distribution service fees was $319,000 and $276,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At December 31, 2011 and 2010, the accrual for chargebacks was $24,000 and $9,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters; and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At December 31, 2011 and 2010, the accrual for rebates was $1,896,000 and $6,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At December 31, 2011, the allowance for product returns was $255,000.

Other Discounts and Allowances. From the initial launch of Silenor through September 30, 2010, we offered additional discounts to wholesale distributors for product purchased. At December 31, 2010, the allowance for product launch discounts was $277,000. At December 31, 2011, this balance has been settled in full.

The following table summarizes the activity for the years ended December 31, 2011 and 2010 associated with product sales discounts and allowances, with amounts shown in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Prompt Pay Discounts	Patient Discount Fees	Distribution Service Fees	Charge- backs and Rebates	Product Returns & Other Discounts	Total
Balance at January 1, 2010	$—	$—	$—	$—	$—	$—
2010 period provision	114	214	410	15	277	1,030
Payments and other credits	—	(32)	(134)	—	—	(166)

Balance at December 31, 2010	114	182	276	15	277	864
Current period provision	451	1,210	1,508	2,882	541	6,592
Provision related to previously deferred sales	(82)	(158)	(283)	(14)	(274)	(811)
Payments and other credits	(444)	(820)	(1,182)	(963)	(289)	(3,698)

Balance at December 31, 2011	$39	$414	$319	$1,920	$255	$2,947

Cost of Sales

Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc., or ProCom.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record a provision or write-down for excess or expired inventory as of December 31, 2010. We recorded a write-down of $0.6 million for excess inventory during the fourth quarter of fiscal 2011.

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

We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards have vested and may vest upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options realized upon exercise could differ significantly from those amounts recorded in our financial statements.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income.

Results of Operations

Comparisons of the Years Ended December 31, 2011, 2010 and 2009

Product Sales. Net product sales for the years ended December 31, 2011, 2010, and 2009 are summarized in the following table (in thousands, except percentages).

	00000	00000	00000	00000	00000	00000	00000
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Gross product sales	$22,747	$1,704	$—	$21,043	$1,704	1,235%	N/A
Sales discounts and allowances
Prompt pay discount	(451)	(32)	—	(419)	(32)	1,309%	N/A
Patient discount programs	(1,210)	(56)	—	(1,154)	(56)	2,061%	N/A
Distribution service fees	(1,508)	(118)	—	(1,390)	(118)	1,178%	N/A
Chargebacks and rebates	(2,882)	(2)	—	(2,880)	(2)	144,000%	N/A
Product returns and other discounts	(541)	(114)	—	(427)	(114)	375%	N/A

Total discounts and allowances	(6,592)	(322)	—	(6,270)	(322)	1,947%	N/A

Total net product sales	$16,155	$1,382	$—	$14,773	$1,382	1,069%	N/A

Product sales represent sales of Silenor for which we have recognized revenue. We recognized net product sales of $16,155,000 and $1,382,000 for the years ended December 31, 2011 and 2010, respectively, and had no product sales for the year ended December 31, 2009 as sales of Silenor commenced in the third quarter of 2010. Sales discounts and allowances totaled $6,592,000, $322,000 and $0 for the years ended December 31, 2011, 2010, and 2009, respectively. As a percentage of gross sales, the reductions were 29.0% for the year ended December 31, 2011 and 18.9% for the year ended December 31, 2010. The net increases in gross product sales and sales discounts and allowances are due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. The increase in sales discounts and allowances as a percentage of gross product sales is primarily due to an expansion in our participation in payor rebate programs.

Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties associated with our license agreement. Cost of sales for the years ended December 31, 2011, 2010, and 2009 are summarized in the following table (in thousands, except percentages).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Cost of sales	$2,493	$244	$—	$2,249	$244	922%	N/A

We recognized cost of sales of $2,493,000 and $244,000 for the years ended December 31, 2011 and 2010, respectively, relating to product with respect to which revenue was recognized. The net increase was due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. We had no cost of sales for the year ended December 31, 2009 as sales of Silenor commenced in the third quarter of fiscal 2010. Cost of sales for the year ended December 31, 2011 included a write-down of $0.6 million for potentially excess inventory. There was no similar write-downs during the year ended December 31, 2010. Gross profit was $13,662,000 and $1,138,000 for the years ended December 31, 2011 and 2010, respectively. Expressed as a percentage of net product sales, gross margin was 84.6% in 2011 and 82.3% in 2010.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 are summarized in the following tables (in thousands, except percentages).

	00000	00000	00000	00000	00000	00000	00000
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Sales and marketing	$51,327	$24,591	$1,461	$26,736	$23,130	109%	1,583%
General and administrative	18,431	11,988	9,413	6,443	2,575	54%	27%

Total selling, general and administrative expenses	$69,758	$36,579	$10,874	$33,179	$25,705	91%	236%

Selling and marketing expenses increased $26.7 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to an increase in costs associated with the commercial activities of Silenor as Silenor was initially made commercially available during the third quarter of 2010. These costs included the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs. The net increase was also partially due to additional share-based compensation expense being recorded during the second half of 2011 related to the accelerated vesting of certain share-based awards. General and administrative expenses increased $6.4 million for 2011 primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount during 2011 compared to 2010 as well as an increase in legal expenses related to Silenor paragraph IV litigation. This increase was offset by a decrease in share-based compensation expense due to higher share-based compensation expense during 2010 as a result of vesting of performance-based equity awards upon FDA approval of the NDA for Silenor and the execution of the co-promotion agreement with P&G.

Selling and marketing expenses increased $23.1 million for the year ended December 31, 2010 compared to the same period in 2009 due to the costs associated with the commercial activities and launch of Silenor in 2010. Launch costs included the training and deployment of Somaxon’s sales representatives, sample distribution, and other promotional spending and consulting costs. General and administrative expenses increased $2.6 million for 2010 compared to 2009 primarily due to an increase in salary and benefits expense resulting from an increase in overall headcount in 2010 compared to 2009.

We expect our selling, general and administrative expenses to decrease in 2012 over 2011 levels due to the termination of our agreements with Publicis and P&G as well as a decrease in overall headcount for 2012 compared to 2011. We are unable to estimate with certainty our future selling, general and administrative expenses, in part because we cannot forecast with any degree of certainty the cost of commercial activities, the likelihood of commercial success, and to what degree such activities would affect our capital requirements.

Research and Development Expense. Our most significant research and development costs during 2011 were salaries, benefits, and share-based compensation expense related to our research and development personnel. Research and development expense for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table (in thousands, except percentages).

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Personnel and other costs	$834	$2,272	$2,811	$(1,438)	$(539)	(63)%	(19)%
Share-based compensation	462	1,294	1,526	(832)	(232)	(64)%	(15)%

Total research and development expense	$1,296	$3,566	$4,337	$(2,270)	$(771)	(64)%	(18)%

Research and development expense decreased $2.3 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to lower personnel and other costs and share-based compensation expense. Personnel and other costs attributable to research and development personnel decreased primarily due to costs associated with the process validation for the packaging of Silenor which were incurred in 2010. Share-based compensation expense attributable to research and development personnel decreased due to recognition of compensation costs associated with the vesting of performance-based equity awards upon FDA approval of the NDA for Silenor in the first half of 2010 and the execution of the co-promotion agreement with P&G in 2010.

Research and development expense decreased $0.8 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to lower development expenses and share-based compensation expense. Silenor development expenses decreased because of the lower level of activity relating to both the NDA and non-clinical studies during 2010 as compared to 2009. Share-based compensation was lower in 2010 as 2009 included the additional cost of our one-time stock option exchange program that was completed in June 2009 and the impact of accelerated option vesting arrangements under severance-related agreements.

We are unable to estimate with certainty our future research and development expenses in part because we cannot forecast with any degree of certainty whether we will potentially pursue the development of other product candidates, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

License fees. License fees for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table (in thousands, except percentages).

	00000	00000	00000	00000	00000	00000	00000
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
License fees	$—	$—	$(999)	$—	$999	0%	(100)%

We had no license fees expense for the years ended December 31, 2011 and 2010. In March 2009, we entered into an agreement with a third party to mutually terminate our license for nalmefene. Pursuant to the termination agreement, the third party paid us a termination fee which we included as a reduction of license fees for the year ended December 31, 2009.

Interest and Other Income. Interest and other income for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table (in thousands, except percentages).

	00000	00000	00000	00000	00000	00000	00000
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Interest and other income	$52	$262	$30	$(210)	$232	(80)%	773%

Interest and other income decreased $0.2 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to the one time grant of $0.2 million that we were awarded in 2010 under the Qualifying Therapeutic Discovery Project program included in the Patient Protection and Affordable Health Care Act of 2010.

Interest and other income increased $0.2 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to the receipt of this grant in 2010.

Interest and Other Expense. Interest and other expense for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table (in thousands, except percentages).

	00000	00000	00000	00000	00000	00000	00000
				Dollar Change		Percent Change
	Years Ended December 31,			2011 vs.	2010 vs.	2011 vs.	2010 vs.
	2011	2010	2009	2010	2009	2010	2009
Interest and other expense	$(1,940)	$(68)	$(261)	$(1,872)	$193	2,753%	(74)%

Interest and other expense increased $1.9 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to interest expense incurred in connection with our loan agreement with Oxford Finance Corporation, or Oxford, and Silicon Valley Bank, or SVB, which we entered into in August 2011 and repaid in full in December 2011.

Interest and other expense decreased $0.2 million for the year ended December 31, 2010 compared to the same period in 2009 due to the repayment in full of our debt obligations in March 2009.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since our inception, and we expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.

We are responsible for the costs relating to the sales and marketing of Silenor in the United States. We hired 25 sales representatives from the Publicis sales force, to promote Silenor as Somaxon employees effective January 3, 2012. The efforts of our sales force are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to Silenor by negotiating agreements with leading commercial managed care organizations and with government payors. Our commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	our success in generating cash flows from sales of Silenor;

•	the costs of establishing or contracting for commercial programs and resources, and the scope of the commercial programs and resources we pursue;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of any future non-clinical studies, any future clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue; and

•	the effect of competing technological and market developments.

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

As of December 31, 2011, we had $10.7 million in cash and cash equivalents which consist solely of cash. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our needs for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. There can be no assurance that we would be successful in selling securities under our shelf registration statements based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Cash Flows

Net cash used in operations was $49.5 million for 2011 compared to $29.7 million in 2010. The increase in net cash used in operating activities was primarily due to an increase in our net loss in 2011 as compared to 2010.

Net cash provided by investing activities was $32.9 million for 2011 compared to net cash used in investing activities of $35.7 million in 2010. Results for 2011 reflect net sales and maturities of marketable securities of $33.7 million and payments for property and equipment of $0.4 million. Results for 2010 reflect a $1.0 million milestone payment to ProCom under our license agreement which became due as a result of the approval by the FDA of our NDA for Silenor and net purchases of marketable securities of $34.1 million.

Net cash provided by financing activities was $6.2 million for 2011 compared to $81.3 million in 2010. Results for 2011 reflect net proceeds of $14.1 million from the issuance of debt, net proceeds of $5.0 million received from Paladin from the sale by us of 2.2 million shares of our common stock, and net proceeds of $0.5 million from the sale of 786,825 shares of our common stock under our sales agreement with Citadel. This amount was offset by the repayment of debt of $14.1 million. Our 2010 results reflect cash proceeds of $77.6 million from our public offerings and proceeds of $3.8 million from the exercise of warrants and stock options.

Loan Agreement

In July 2011, we terminated our existing loan agreement with Comerica Bank and in August 2011, we entered into a new loan and security agreement, or the loan agreement, with Oxford and SVB under which we borrowed $15.0 million at an interest rate of 7.5% per annum. We were obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments through December 31, 2013. As part of the financing, Oxford and SVB each received warrants to purchase up to an aggregate of 583,152 fully paid and non-assessable shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of the grant. At our option, we could prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. We paid to Oxford and SVB an initial fee of $150,000 upon the closing of the loan agreement. At the time of repayment, we were also obligated to make an additional final payment of $638,000.

In connection with the loan agreement, we granted Oxford and SVB a security interest in substantially all of our personal property then owned or thereafter acquired, excluding intellectual property. Under the loan agreement, we were subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets, other than in certain specified circumstances; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make certain investments. In addition, under the loan agreement, subject to certain exceptions, we were required to maintain with SVB our primary cash and investment accounts, which accounts were also covered by control agreements for the benefit of Oxford and SVB. Prior to repayment of the loan, we met all of our obligations under the Loan Agreement.

We repaid the loan in full in December 2011. Upon such repayment of the loan in December 2011, we paid to Oxford and SVB $500,000 as partial payment of the prepayment and final payment fees required under the loan agreement. Oxford and SVB also accepted warrants to purchase up to an aggregate of 150,000 shares of our common stock at an exercise price equal to $0.50 per share in full satisfaction of the remaining prepayment and final payment fees. The warrants expire ten years from the date of grant. We no longer have any obligations under the loan agreement, and there are no further encumbrances on our assets under the loan agreement.

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

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If compliance is not demonstrated within the applicable timeframe, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. During the year ended December 31, 2011, we sold an aggregate of 786,825 shares of our common stock under the sales agreement, received gross proceeds of $0.8 million, and paid $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.

Litigation

We have received notices from Actavis LLC and Actavis Inc., or collectively, Actavis, Mylan Pharmaceuticals Inc. and Mylan, Inc., or collectively Mylan, Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par, and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila), or collectively, Zydus, that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed U.S. Patent No. 6,211,229, or the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307, or the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

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

The prosecution of the lawsuits against Actavis, Mylan, Par and Zydus will increase our cash expenditures. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to coutinue as a going concern.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due By Period
	2012	2013 through 2014	2015 through 2016	After 2017	Total
Non-cancellable purchase orders	$—	$—	$—	$—	$—
Other contractual obligations	150	100	—	—	250
Operating lease obligations	236	769	813	—	1,818

Total	$386	$869	$813	$—	$2,068

*	There can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We entered into a license agreement with ProCom to acquire the rights to develop and commercialize Silenor. Pursuant to this agreement, we obtained exclusive, sub-licensable rights to the patents and know-how for certain indications. This license agreement required us to pay an upfront payment as well as additional payments upon the achievement of specific development and regulatory approval milestones. We are also obligated to pay royalties under the agreement until the expiration of the applicable patents. The royalty payments are recognized as an expense when the related shipment is recognized as revenue. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.

In May 2011, we entered into a lease arrangement to rent approximately 12,100 square feet of office space, which we use as our corporate headquarters. The lease commenced on August 25, 2011. The lease will expire on December 24, 2016, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease). We have paid the first month’s rent of approximately $30,000 and the monthly rent following lease commencement is approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year, and we will provide reimbursements for our proportional share of any increases in operating expenses over the first year’s operating expenses (as defined in the lease). We also have a $200,000 letter of credit in favor of our landlord to secure our obligations under the lease.

In September 2011, we provided notice of termination to P&G of the co-promotion agreement, with such termination effective as of December 31, 2011. As a result of such termination, P&G is entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year. Future royalty payments are not included in the table above because we cannot reasonably estimate them at this time.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update , or ASU, No. 2009-13 “Revenue Recognition,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. This standard impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as a separate unit of accounting. It also modifies the manner in which the consideration received from the transaction is allocated to the multiple deliverables and no longer permits the use of the residual method of allocating arrangement consideration. This accounting standard was effective for the first year beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13, which occurred on January 1, 2011, did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance was effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27, which occurred on January 1, 2011, did not have a material impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

While our cash and cash equivalents at December 31, 2011 consisted primarily of cash, the primary objective of our investment activities, if any, is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk has been interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in cash, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our holdings in cash. If our cash balance increased significantly given our cash needs, we may also invest in cash equivalents and marketable securities such as money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

When our cash is invested, it is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents will have significant risk of default or illiquidity. While we intend that any future portfolio of cash, cash equivalents and short-term investments will be well diversified, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Part IV — Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC,

rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year. The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

At March 3, 2012, our board of directors consisted of the following members:

	September 30,	September 30,
Name	Age	Position with the Company
David F. Hale	63	Chairman of the Board
Richard W. Pascoe	48	Director, President and Chief Executive Officer
Erle T. Mast	49	Director, Chairman of the Audit Committee
Kurt von Emster	44	Director, Chairman of the Nominating/Corporate Governance Committee
Terrell A. Cobb	62	Director
Michael L. Eagle	64	Director
Faheem Hasnain	53	Director
Thomas G. Wiggans	60	Director, Chairman of the Compensation Committee

David F. Hale is one of our co-founders and has served as Chairman of the Board of Directors since our founding in August 2003. He also served as our interim Chief Executive Officer from January 2008 until August 2008. Mr. Hale has served as Executive Chairman of Biocept, Inc., a laboratory services company, since March 2011. He has served as Chairman and Chief Executive Officer of Hale BioPharma Ventures since May 2006. Mr. Hale served as President and Chief Executive Officer of CancerVax Corporation, a biotechnology company, from October 2000 until it merged with Micromet AG in 2006. He served as a director of CancerVax from December 2000 until the merger with Micromet Inc., and he served as Chairman of Micromet’s board of directors until Micromet’s acquisition by Amgen in March 2012. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc., a specialty pharmaceutical company, from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia Inc., a pharmaceutical company which became Gensia Sicor, from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President, Chief Operating Officer and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the Board of Santarus, Inc. and the privately held companies SkinMedica, Inc., Neurelis, Inc. Ridge Diagnostics, Automedics, Inc., Advantar Laboratories, Crisi Medical Systems and Intrepid Therapeutics, Inc. He also was a co-founder and serves as a member of the Board of Directors of Conatus Pharmaceuticals, Inc., and served on the Board of Directors of Verus Pharmaceuticals, Inc. Mr. Hale was formerly a director of Metabasis Therapeutics, Inc. from 1998 through January 2010, including its Chairman of the Board from 2006 through January 2010.

Mr. Hale is a member of the boards of directors of industry organizations including BIOCOM/San Diego and the Biotechnology Industry Organization (BIO), is a member of the board of directors of Rady Children’s Hospital and Health Center and was Chairman of CONNECT from July 2004 to January 2011. Mr. Hale received a B.A. degree in Biology and Chemistry from Jacksonville State University. Mr. Hale’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Hale should serve as a director of the company and as its non-executive chairman of the board.

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

Erle T. Mast has served on our board of directors since June 2008. Mr. Mast currently serves as Executive Vice President and Chief Financial Officer and is a co-founder of Clovis Oncology, Inc., a biopharmaceutical company. Previously, Mr. Mast was Chief Financial Officer of Pharmion Corporation from 2002 until its acquisition by Celgene Corporation in March 2008. Mr. Mast was also an Executive Vice President of Pharmion from February 2007 until the acquisition. He was Vice President of Finance for Dura Pharmaceuticals, Inc. from 1997 until its acquisition by Elan Corporation, plc in 2000, and thereafter he was Chief Financial Officer of Elan’s Global Biopharmaceuticals business until 2002. Prior to that, Mr. Mast was a partner with Deloitte & Touche, LLP. Mr. Mast has been a director of Zogenix, Inc. since 2008 and was a director of Verus Pharmaceuticals, Inc. from 2007 to 2009. Mr. Mast graduated from California State University, Bakersfield with a degree in business administration. Mr. Mast’s depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, including his specific experience and skills that qualify Mr. Mast to be our “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Mast should serve as a director of the company.

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

Michael L. Eagle has served on our board of directors since May 2007. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Since retiring from Eli Lilly, he has served as a founding member of Barnard Life Sciences, LLC. Mr. Eagle earned his B. S. degree in mechanical engineering from Kettering University and an M.B.A. from the Krannert School of Management at Purdue University. He serves on the board of directors of Cadence Pharmaceuticals and Hansen Medical, Inc., and on the Board of Trustees of the La Jolla Playhouse and Futures for Children. Mr. Eagle’s depth and diversity of experience on boards of directors and in senior management of public and private pharmaceutical and medical device companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Eagle should serve as a director of the company.

Faheem Hasnain has served on our board of directors since September 2010. Mr. Hasnain is currently president, chief executive officer and a director of Receptos, Inc., a position he has held since December 2010. Previously, Mr. Hasnain was president, chief executive officer and a director of Facet Biotech Corporation from December 2008 until its acquisition by Abbott Laboratories in April 2010. Mr. Hasnain was president, chief executive officer and a director of PDL BioPharma, Inc. from October 2008 until Facet Biotech was spun off from PDL BioPharma in December 2008. From October 2004 to September 2008, Mr. Hasnain served at Biogen Idec Inc., most recently as executive vice president in charge of the oncology/rheumatology strategic business unit. Prior to Biogen Idec, Mr. Hasnain was president of Oncology Therapeutics Network, a subsidiary of Bristol-Myers Squibb Company, from March 2002 to September 2004. From 2000 to 2002, Mr. Hasnain served as vice president, global eBusiness, at GlaxoSmithKline and, from 1988 to 2000, he served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing. Mr. Hasnain has been chairman of the board of Ambit Biosciences Corporation since November 2010. Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada. Mr. Hasnain’s depth and diversity of experience on boards of directors and in senior management of public and private specialty and non-specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Hasnain should serve as a director of the company.

Thomas G. Wiggans has served on our board of directors since June 2008. Mr. Wiggans serves as Chief Executive Officer of Dermira, a company he co-founded in 2010. Mr. Wiggans served as Chief Executive Officer of Peplin, Inc. from August 2008 until Peplin’s acquisition by LEO Pharma A/S in November 2009, and as Chairman of Peplin’s Board of Directors from October 2007 until such acquisition. Mr. Wiggans served as Chief Executive Officer of Connetics Corporation from 1994 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. Mr. Wiggans was also Chairman of the Board of Connetics from January 2006 until the acquisition. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics Inc. He served in various positions at Ares-Serono Group from 1980 to 1992, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans currently serves on the boards of directors of Sangamo Biosciences, Inc., Onyx Pharmaceuticals, Inc. and Lithera Inc. He is also on the Board of Trustees of the University of Kansas Endowment Association. In addition, Mr. Wiggans is Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. Mr. Wiggans’ depth and diversity of experience on boards of directors and in senior management of public and private specialty pharmaceutical companies, as well as his personal and professional integrity, ethics and values, led the board of directors to conclude that Mr. Wiggans should serve as a director of the company.

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

Board Leadership and Risk Oversight

We believe it is the chief executive officer’s responsibility to manage the company and the chairman’s responsibility to lead the board. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have an independent chairman whose sole job with respect to us is leading the board. By having another director serve as chairman of the board, Mr. Pascoe is able to focus his entire energy on managing the company.

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

The audit committee reviewed with PricewaterhouseCoopers LLP, who are responsible for expressing an opinion on the conformity of these audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards, including the Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance. In addition, the audit committee has discussed with PricewaterhouseCoopers LLP their independence from management and our company, has received from PricewaterhouseCoopers LLP the written disclosures and the letter required by the Public Company Accounting Oversight Board, Rule 3526 Communication with Audit Committees Concerning Independence, and has considered the compatibility of non-audit services with the independence of our registered public accounting firm.

The audit committee met with PricewaterhouseCoopers LLP to discuss the overall scope of their audit. The meetings with PricewaterhouseCoopers LLP were held, with and without management present, to discuss the results of their examination, their comments on our internal controls and the overall quality of our financial reporting.

Based on the reviews and discussions referred to above, the audit committee has recommended to our board of directors that the audited financial statements be included in our annual report for the year ended December 31, 2011.

This Audit Committee Report is furnished solely with this report, and is not filed with this report, and shall not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

The foregoing report has been furnished by the audit committee.

Erle T. Mast, Chairman

Michael L. Eagle

Kurt von Emster

Executive Officers

At March 3, 2012, our executive officers consisted of the following:

	September 30,	September 30,
Name	Age	Position with the Company
Richard W. Pascoe	48	President and Chief Executive Officer
Tran B. Nguyen	38	Senior Vice President and Chief Financial Officer
Brian T. Dorsey	43	Senior Vice President, Technical Operations
Matthew W. Onaitis	41	Senior Vice President, General Counsel and Secretary

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis describes our overall compensation policies and practices and specifically analyzes the total compensation for the following executive officers, also referred to herein as our Named Executive Officers:

•	Richard W. Pascoe, President, Chief Executive Officer and Director,

•	Tran B. Nguyen, Senior Vice President and Chief Financial Officer,

•	Brian T. Dorsey, Senior Vice President, Technical Operations,

•	Matthew W. Onaitis, Senior Vice President and General Counsel, and

•	Jeffrey W. Raser, our former Senior Vice President and Chief Commercial Officer.

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

With respect to the compensation committee’s executive compensation review in early 2011, the committee authorized management to engage Barney & Barney Compensation Consulting, or Barney & Barney, to perform an assessment of our group of comparable specialty pharmaceutical companies. Our management reviewed with Barney & Barney the comparison group that we used in 2010, and this review resulted in a new comparison group for 2011 that possessed the following characteristics at the time of selection:

•	market capitalizations between $100 and $500 million,

•	most advanced product in a pivotal clinical trial, NDA filed, FDA approved but awaiting launch, or marketed,

•	less than 250 employees, and

•	a reasonable expectation that we could compete with these companies to fill senior management positions.

The compensation committee then approved the companies comprising the comparison group. The companies in the group were:

•	Affymax Inc.

•	Allos Therapeutics, Inc.

•	Arena Pharmaceuticals, Inc.

•	Avanir Pharmaceuticals, Inc.

•	Biocryst Pharmaceuticals, Inc.

•	Cadence Pharmaceuticals Inc.

•	Columbia Laboratories Inc.

•	Cornerstone Therapeutics, Inc.

•	Dyax Corp.

•	Dynavax Technologies Corp.

•	GTX Inc.

•	Idenix Pharmaceuticals, Inc.
•	Ligand Pharmaceuticals, Inc.

•	MAP Pharmaceuticas, Inc.

•	Neurocrine Biosciences, Inc.

•	Neurogesx Inc.

•	Optimer Pharmaceuticals, Inc.

•	Orexigen Therapeutics, Inc.

•	Pain Therapeutics, Inc.

•	Santarus, Inc.

•	Spectrum Pharmaceuticals, Inc.

•	Sunesis Pharmaceuticals, Inc.

•	Transcept Pharmaceuticals, Inc.

•	Vanda Pharmaceuticals, Inc.

The changes made to the selection criteria for the 2011 comparison group reflected a desire on the part of the compensation committee to include additional companies having commercial operations as a result of the launch of Silenor in September 2010. The compensation committee intends to review compensation information relating to this sub-group both separately and as part of the entire comparison group, in each case in light of the company’s status with respect to commercialization efforts, in considering future compensation determinations.

Barney & Barney compiled competitive executive compensation information from each of the companies in this comparison group for the compensation committee to review and analyze in making executive compensation decisions during 2011.

With respect to Named Executive Officers for which the publicly available competitive information from the comparison group was not sufficient to provide meaningful analysis in 2011, Barney & Barney provided the compensation committee with competitive information relating to such officers’ positions from one or more executive compensation surveys. The surveys were national surveys of executive compensation in the life sciences industries that were selected to provide the most comparable, comprehensive comparative compensation information for our executives.

With respect to survey data not relating to our comparison groups that was reviewed by the compensation committee in 2011, the identities of the individual companies included in the surveys were not provided to the compensation committee, and the compensation committee did not refer to individual compensation information for such companies. Instead, the compensation committee only referred to statistical summaries of such surveys.

While we believe that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely on a comparison to competitive data. While compensation paid by other companies is a factor that the compensation committee considers in assessing the reasonableness of compensation, the compensation committee does not rely entirely on that data to determine executive officer compensation. Instead, the compensation committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment and specific circumstances relating to our company. As a result of this approach, there are no comparative guidelines, such as percentiles, used by our compensation committee in making compensation determinations relative to the compensation data from our comparison group. In addition, the compensation committee has discretion to make stock awards to executive officers that are outside of the ranges in previously-approved stock option grant guidelines. Our compensation committee relies upon the judgment of its members in making executive compensation decisions, after reviewing the following factors:

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

With respect to the compensation committee’s executive compensation review in early 2012, because the committee did not intend to increase the base salaries of our executive officers, pay cash bonuses to our executive officers or make equity awards to our executive officers, in each case due to the company’s 2011 performance and/or our cash position, the committee instructed management not to update our comparison group at that time.

Historically, the data regarding the compensation history and the relevant comparison group for each Named Executive Officer are provided to our Chief Executive Officer, the Chairman of the Board and the compensation committee. Our Chief Executive Officer then makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Our Chairman of the Board makes compensation recommendations to the compensation committee with respect to the Chief Executive Officer. The compensation committee considers, but is not bound to accept, these recommendations with respect to executive officer compensation. No executive officer is present at the time that his or her compensation is being discussed or determined.

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

Elements of Executive Compensation

Summary Compensation Table

The following “Summary Compensation Table” summarizes the compensation received by the Named Executive Officers in the fiscal years ended December 31, 2011, 2010 and 2009. This table provides an all-inclusive presentation of the various cash and non-cash elements that comprise total compensation for each of the Named Executive Officers. Except as set forth below, no Named Executive Officer earned any pension or other nonqualified deferred compensation, or perquisites exceeding $10,000 during 2011, 2010 or 2009.

	00000	00000	00000	00000	00000	00000	00000	00000
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)	Total ($)
Richard W. Pascoe,	2011	$482,551	$—	$219,750	$508,276	$—	$—	$1,210,577
President, Chief Executive Officer and	2010	$456,250	$112,050	$429,500	$1,283,536	$209,875	$—	$2,491,211
Director (5)	2009	$415,000	$—	$—	$1,461,045	$—	$—	$1,876,045

Tran B. Nguyen,	2011	$301,779	$—	$87,900	$203,310	$—	$22,998	$615,987
Senior Vice President and Chief Financial Officer (6)	2010	$206,193	$—	$206,500	$1,234,226	$66,394	$42,163	$1,755,476

Brian T. Dorsey,	2011	$302,878	$—	$87,900	$203,310	$—	$—	$594,088
Senior Vice President,	2010	$284,500	$53,130	$257,700	$641,768	$91,609	$—	$1,328,707
Technical Operations	2009	$253,000	$—	$—	$786,025	$—	$—	$1,039,025

Matthew W. Onaitis,	2011	$302,878	$—	$87,900	$203,310	$—	$—	$594,088
Senior Vice President and	2010	$280,313	$49,613	$257,700	$641,768	$90,261	$—	$1,319,655
General Counsel	2009	$236,250	$—	$—	$957,609	$—	$—	$1,193,859

Jeffrey W. Raser,	2011	$274,957	$—	$87,900	$203,311	$—	$341,287	$907,455
Former Senior Vice President and	2010	$300,038	$56,732	$343,600	$962,652	$96,612	$—	$1,759,634
Chief Commercial Officer (7)	2009	$270,150	$—	$—	$831,989	$—	$—	$1,102,139

(1)	Amounts listed under the “Bonus” column for 2010 reflect the discretionary bonuses paid to each of the Named Executive Officers in April 2010.

(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718. For information about the assumptions used in the calculation of grant date fair value, see the notes to our audited financial statements included in this report. The RSUs with performance conditions granted during 2010 were considered probable of achieving their vesting conditions at the date of grant and the full grant date fair value of such RSUs is included in the “Stock Awards” column above. The stock awards with performance conditions granted during 2009 and 2011 were not considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. The full grant date fair value of all stock awards granted during 2009 and 2011 which vested upon achieving performance conditions is, however, provided in the table following the footnotes to this Summary Compensation Table.

(3)	The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report. None of the stock options with performance conditions that were granted in 2009 were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. No performance-based stock options were granted during 2010 or 2011. The full grant date fair value of stock options which vested upon achieving performance conditions is, however, provided in the table following the footnotes to the Summary Compensation Table. Amounts included in the “Option Awards” column for 2009 include the fair value of replacement awards granted in our stock option exchange program which was completed in June 2009. The fair value of the replacement awards granted in the stock option exchange program is the sum of the unrecognized expense from the original award at the time of the exchange, plus the incremental value from the replacement award. The incremental value is the difference between the fair value of the replacement award and the fair value of the original award at the time of exchange.

(4)	Amounts reflect the bonuses earned during 2010 under our 2010 Incentive Plan. Such bonuses were paid in February 2011.

(5)	Mr. Pascoe became our President and Chief Executive Officer in August 2009. Amounts included in “All Other Compensation” reflect the sum of: (a) a $25,000 signing bonus paid at the time Mr. Pascoe joined us, plus the gross-up for taxes of $18,668 on such signing bonus, and (b) amounts reimbursed to Mr. Pascoe of $102,276 incurred in connection with his relocation to San Diego, California from Massachusetts, plus $60,901 for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego, reasonable expenses relating to the sale of Mr. Pascoe’s home in Massachusetts, closing costs associated with the purchase of a primary residence in San Diego and moving of household goods.

(6)	Mr. Nguyen became our Vice President and Chief Financial Officer in April, 2010, and Mr. Nguyen was promoted to Senior Vice President and Chief Financial Officer in February 2011. Amounts included in “All Other Compensation” for 2011 and 2010 reflect amounts reimbursed to Mr. Nguyen of $16,200 and $34,672, respectively, incurred in connection with his relocation to San Diego, California from San Mateo, California, plus $6,798 and $7,491, respectively, for the gross-up for taxes on these reimbursed expenses to the extent such amounts were taxable. Amounts reimbursed for his relocation include reimbursement for temporary living expenses in San Diego and moving of household goods.

(7)	Mr. Raser resigned from the company effective October 1, 2011. At the time of his resignation, Mr. Raser received a lump-sum payment of $341,287 for severance and the cost of 12 months of health care benefits and 12 months of the portion of the monthly premium for his life insurance and disability insurance coverage that was borne by us, which amount are included in “All Other Compensation.”

The following table provides the full grant date fair values for all share-based awards that were excluded from the Summary Compensation Table (see footnotes 2 and 3 above) that were granted with performance-based vesting conditions, assuming that the highest level of performance would be achieved in each case.

	September 30,	September 30,		September 30,	September 30,		September 30,
Name	Year	Grant Date Fair Value of Stock Awards $ (1)		Stock Award Vesting Conditions	Grant Date Fair Value of Option Awards (2)		Option Award Vesting Conditions
Richard W. Pascoe	2011	$146,500	(3)		$—		—
	2010	$—			$—		—
	2009	$100,001	(3)		$119,947	(4)

Tran B. Nguyen	2011	$146,500	(3)		$—		—
	2010	$—			$—		—

Brian T. Dorsey	2011	$146,500	(3)		$—		—
	2010	$—			$—		—
	2009	$43,864	(3)		$79,965	(4)

Matthew W. Onaitis	2011	$146,500	(3)		$—		—
	2010	$—			$—		—
	2009	$41,089	(3)		$79,965	(4)

Jeffrey W. Raser (5)	2011	$146,500	(3)		$—		—
	2010	$—			$—		—
	2009	$47,219	(3)		$79,965	(4)

(1)	The “Grant Date Fair Value of Stock Awards” is based on the closing stock price of our common stock on the date of grant and is determined in accordance with the provisions of FASB ASC Topic 718. For information about the assumptions used in the calculation of grant date fair value, see the notes to our audited financial statements included in this report.

(2)	The “Grant Date Fair Value of Option Awards” is the grant date fair value of stock options granted during each respective year. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(3)	Amounts reflect the value of RSUs (a) granted in 2011 which would have vested upon our attainment of certain Silenor sales objectives during 2011, and (b) granted in 2009 which would have vested upon completion of financing activities resulting in at least $25 million of non-restricted cash proceeds by December 31, 2009. These goals were not achieved, and all of the listed stock awards granted during 2011 and 2009 were subsequently forfeited.

(4)	Amounts reflect the value of stock options of which 50% vested upon FDA approval of the Silenor NDA and 50% vested upon the completion of a strategic relationship with regards to the commercialization of Silenor.

(5)	Mr. Raser resigned from the company effective October 1, 2011.

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

In February 2011, the compensation committee determined to increase base salaries based on the criteria set forth above. The base salaries for each of 2010 and 2011 are as follows:

	September 30,	September 30,
	Base Salary
Named Executive Officer	2010	2011
Richard W. Pascoe	$470,000	$484,100
Tran B. Nguyen	$285,000	$303,850
Brian T. Dorsey	$295,000	$303,850
Matthew W. Onaitis	$295,000	$303,850
Jeffrey W. Raser (1)	$310,000	$319,300

(1)	Mr. Raser resigned from the company effective October 1, 2011.

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

In March 2012, the compensation committee determined that, in order to reduce costs, the base salaries of our executive officers would be reduced, effective as of April 1, 2012. Mr. Pascoe’s base salary was reduced by 15%, and the base salaries of each or Messrs. Nguyen, Dorsey and Onaitis was reduced by 5%. The amount of such salary reduction for each executive officer will be paid to such executive officer on a quarterly basis in arrears in the form of RSUs. After each calendar quarter, each executive officer will receive a number of RSUs calculated by dividing the amount of such salary reduction relating to such quarter by the closing price of our common stock on the Nasdaq Capital Market on the last trading day of such quarter, and multiplying the result by 1.2. All of these RSUs will vest upon the earlier of March 15, 2013 or the first date included within an open trading window under our Insider Trading Policy following December 31, 2012, subject to the executive officer’s continued service to us on the vesting date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control.

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

In February 2011, our compensation committee adopted the 2011 Incentive Plan. This plan is designed to reward our Named Executive Officers for the achievement of annual performance goals. Pursuant to the 2011 Incentive Plan, the Named Executive Officers are eligible to receive bonuses ranging from zero to 150% of their target bonuses based entirely on the achievement of corporate performance goals. For 2011, the target bonus percentage for our Chief Executive Officer was increased to 55% of his base salary, and the target bonus percentage for each other Named Executive Officer was increased to 40% of his base salary. Our 2011 corporate performance goals were established by our board of directors and include: (1) achieving revenues for Silenor that were sufficient to make the company cash flow positive for the fourth quarter of 2011, (2) securing an additional product or product candidate, (3) extending the Silenor franchise through partnering and intellectual property protection, and (4) effectively managing our operating expenses and sales force turnover.

In February 2012, the compensation committee undertook its annual review of the compensation levels and performance of the company and each of the Named Executive Officers. In connection with this process, the committee assessed our overall performance, including with respect to Silenor’s commercialization. In light of the importance to the company of Silenor commercial performance, and taking our cash position into account, our management recommended to the compensation committee that the payment of cash bonuses to our employees under the previously-approved 2011 Incentive Plan was not advisable. The compensation committee agreed with this recommendation, and determined that cash bonuses would not be paid under the 2011 Incentive Plan.

In February 2012, our compensation committee adopted the 2012 Incentive Plan. This plan is designed to reward our Named Executive Officers for the achievement of annual performance goals. Pursuant to the 2012 Incentive Plan, the Named Executive Officers are eligible to receive bonuses ranging from zero to 150% of their target bonuses based entirely on the achievement of corporate performance goals. For 2011, the target bonus percentage for our Chief Executive Officer is 55% of his base salary, and the target bonus percentage for each other Named Executive Officer is 40% of his base salary. Our 2012 corporate performance goals were established by our board of directors and include objectives relating to: (1) the commercial success of Silenor, (2) our intellectual property protection for Silenor, (3) extending the Silenor franchise, and (4) effectively managing corporate resources.

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

In February 2011, in connection with its annual review of the compensation levels and performance of the company and our Named Executive Officers, on February 18, 2011, the compensation committee approved awards of stock options to the Named Executive Officers, which stock option awards were granted effective March 7, 2011. The exercise price per share of such stock options was $2.93, which was the closing price per share of our common stock on March 7, 2011. The number of stock options received by each Named Executive Officer is as follows:

September 30,
Named Executive Officer	Number of Stock Options Received
Richard W. Pascoe	250,000
Tran B. Nguyen	100,000
Brian T. Dorsey	100,000
Matthew W. Onaitis	100,000
Jeffrey W. Raser (1)	100,000

(1)	Mr. Raser resigned from the company effective October 1, 2011.

All of such stock options will vest based on our standard four-year vesting schedule described above.

Also in February 2011, the compensation committee approved two sets of RSU awards to each of our Named Executive Officers, which RSU awards were awarded effective March 7, 2011. One set of RSUs is subject to time-based vesting and vests as follows: one third of such RSUs vested on December 31, 2011, another one third of such RSUs will vest on December 31, 2012 and the remaining one-third of such RSUs will vest on December 31, 2013. The number of such time-based RSUs received by each Named Executive Officer is as follows:

September 30,
Named Executive Officer	Number of RSUs Received
Richard W. Pascoe	75,000
Tran B. Nguyen	30,000
Brian T. Dorsey	30,000
Matthew W. Onaitis	30,000
Jeffrey W. Raser (1)	30,000

(1)	Mr. Raser resigned from the company effective October 1, 2011.

The second set of RSUs was subject to performance-based vesting and was to vest during the first quarter of 2012 on the second business day following the public release of our audited financial statements for the fiscal year ended December 31, 2011, subject to the condition that the company achieved revenues for Silenor that were sufficient to make the company cash flow positive for the fourth quarter of 2011. This objective was not met, so each of these RSUs was forfeited. The number of such performance-based RSUs received and forfeited by each Named Executive Officer is as follows:

September 30,
Named Executive Officer	Number of RSUs Received
Richard W. Pascoe	50,000
Tran B. Nguyen	50,000
Brian T. Dorsey	50,000
Matthew W. Onaitis	50,000
Jeffrey W. Raser (1)	50,000

(1)	Mr. Raser resigned from the company effective October 1, 2011.

The awards of the options and RSUs to the Named Executive Officers in February 2011 reflected a desire on the part of the compensation committee to motivate the Named Executive Officers to drive the creation of stockholder value, and the vesting schedules of the awards are intended to provide incentive for the Named Executive Officers to maintain their employment with the company. In addition, the awards of the performance-based RSUs reflect a desire on the part of the compensation committee to provide incentive for the Named Executive Officers to cause us to achieve key corporate objectives.

In February 2012, the compensation committee undertook its annual review of the compensation levels and performance of the company and each of the Named Executive Officers. In light of the importance to the company of Silenor commercial performance, our management recommended to the compensation committee that the grant of equity awards to our employees was not advisable. The compensation committee agreed with this recommendation, and determined that equity awards would not be granted to the Named Executive Officers at this time.

For a description of the change of control provisions applicable to the stock awards granted to our Named Executive Officers, see “Severance Benefits and Change of Control Arrangements” below.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding stock options and RSUs as of December 31, 2011 held by our Named Executive Officers.

	00000		00000	00000	00000	00000	00000	00000	00000	00000	00000
	Option Awards							Stock Awards
Name	Award Grant Date		Number of Securities Underlying Unexercised Options (# Exercisable) (1)	Number of Securities Underlying Unexercised Options (# Unexercisable) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Stock that Has Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Richard W. Pascoe	6/9/2009	(4)	243,333	—		$1.23
	7/16/2009	(5)	150,000	—		$1.17	7/15/2019
	4/1/2010		83,332	116,668		$8.59	3/31/2020	33,334	15,000	—	$—
	3/7/2011		—	250,000		$2.93	3/6/2021	50,000	22,500	—	$—

			476,665	366,668	—			83,334	$37,500	—	$—
Tran B. Nguyen	4/12/2010		83,332	116,668		$8.26	4/11/2020	16,667	$7,500	—	$—
	3/7/2011		—	100,000		$2.93	3/6/2021	20,000	9,000	—	$—

			83,332	216,668	—			36,667	$16,500	—	$—
Brian T. Dorsey	6/9/2009	(4)	74,708	—		$1.23
	7/16/2009	(5)	100,000	—		$1.17	7/15/2019
	4/1/2010		41,666	58,334		$8.59	3/31/2020	20,000	9,000	—	$—
	3/7/2011		—	100,000		$2.93	3/6/2021	20,000	9,000	—	$—

			216,374	158,334	—			40,000	$18,000	—	$—
Matthew W. Onaitis	6/9/2009	(4)	85,345	—		$1.23
	7/16/2009	(5)	100,000	—		$1.17	7/15/2019
	4/1/2010		41,665	58,335		$8.59	3/21/2020	20,000	9,000	—	$—
	3/7/2011		—	100,000		$2.93	3/6/2021	20,000	9,000	—	$—

			227,010	158,335	—			40,000	$18,000	—	$—
Jeffrey W. Raser (6)	3/2/2005		7,500	—		$2.40	3/1/2015
	7/19/2005		83,333	—		$3.00	7/18/2015
	6/9/2009	(4)	97,665	—		$1.23
	7/16/2009	(5)	60,000	—		$1.17	7/15/2019
	4/1/2010		150,000	—		$8.59	3/31/2020	13,334	6,000	—	$—
	3/7/2011		81,249	18,751		$2.93	3/6/2021	20,000	9,000	—	$—

			479,747	18,751	—			33,334	$15,000	—	$—

(1)	Except as described under footnotes 4 and 5 below, all of the stock options in this column vest such that 25% are vested one year after the vesting commencement date and 1/48th vest on the first day of each calendar month thereafter until all options are fully vested on the first day of the 48th month after grant.

(2)	Stock included under equity incentive plan awards include (a) RSUs granted in 2010 in which all of the amount included in the table above will vest on January 1, 2013, and (b) RSUs granted in 2011 in which 50% of the amount included in the table will vest on December 31, 2012, and the remainder will vest on December 31, 2013.

(3)	The value of stock awards is based on a closing stock price of $0.45 per share on December 31, 2011.

(4)	Denotes stock options that were granted under our stock option exchange program which was completed in June 2009. Such stock options vest such that one-third were vested at grant, with the remaining two-thirds vesting over the subsequent two years. The expiration dates for these stock options range between March 15, 2015 and February 16, 2019.

(5)	Denotes stock options that vested 50% upon FDA approval of our NDA for Silenor and 50% upon the completion of a strategic relationship regarding the commercialization of Silenor.

(6)	Mr. Raser resigned from the company effective October 1, 2011.

Grants of Plan-Based Awards Table

The following table summarizes equity-based and incentive plan awards granted to our Named Executive Officers during the last fiscal year.

	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)	Stock or Units (#) (3)	Underlying Options (#)	Awards ($/Share)	and Option Awards (4)
Richard W. Pascoe	N/A		$266,255	$399,383
	3/7/2011					50,000					$146,500
	3/7/2011							75,000			$219,750
	3/7/2011								250,000	$2.93	$508,276
Tran B. Nguyen	N/A		$121,540	$182,310
	3/7/2011					50,000					$146,500
	3/7/2011							30,000			$87,900
	3/7/2011								100,000	$2.93	$203,310
Brian T. Dorsey	N/A		$121,540	$182,310
	3/7/2011					50,000					$146,500
	3/7/2011							30,000			$87,900
	3/7/2011								100,000	$2.93	$203,310
Matthew W. Onaitis	N/A		$121,540	$182,310
	3/7/2011					50,000					$146,500
	3/7/2011							30,000			$87,900
	3/7/2011								100,000	$2.93	$203,310
Jeffrey W. Raser (5)	N/A		$127,720	$191,580
	3/7/2011					50,000					$146,500
	3/7/2011							30,000			$87,900
	3/7/2011								100,000	$2.93	$203,310

(1)	Amount represents potential target and maximum bonus payments under our 2011 Incentive Plan. For more information about the 2011 Incentive Plan, please see the discussion under “—Bonus Awards” above.

(2)	Represents RSUs that were scheduled to vest on the second business day following the public release of our audited financial statements for the fiscal year ended December 31, 2011, subject to attainment of certain corporate performance objectives during 2011. The corporate performance objectives were not met, so each of these RSUs was forfeited.

(3)	Represents RSUs vesting as follows: one-third vested on December 31, 2011, one-third will vest on December 31, 2012 and one-third will vest on December 31, 2013.

(4)	For RSUs, the grant date fair value is calculated as the number of shares multiplied the stock price at the date of grant. For stock options, the grant date fair value is calculated in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with the assumptions outlined in our audited financial statements included in this report. The RSUs with performance conditions granted during 2011 were not considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of this was zero. The full grant date fair value of all stock awards granted during 2011 which vested upon achieving performance conditions is, however, provided in the table following the footnotes to this Summary Compensation Table.

(5)	Mr. Raser resigned from the company effective October 1, 2011.

Stock Option Exercises and Stock Vested Table

The following table summarizes the exercises of stock options and the vesting of restricted stock and RSUs for our Named Executive Officers during our last fiscal year.

	September 30,	September 30,	September 30,	September 30,
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Richard W. Pascoe	—	$—	25,000	$11,250
Tran B. Nguyen	—	$—	18,333	$28,249
Brian T. Dorsey	—	$—	10,000	$4,500
Matthew W. Onaitis	—	$—	10,000	$4,500
Jeffrey W. Raser (3)	—	$—	23,333	$20,300

(1)	The “Value Realized on Exercise” for an option award represents the stock price per share on the date of exercise less the exercise price per share of such option award multiplied by the number of shares for which such option award was exercised.

(2)	The “Value Realized on Vesting” for stock awards is based on a stock price on the date that the RSUs and restricted stock vested.

(3)	Mr. Raser resigned from the company effective October 1, 2011.

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

Messrs. Pascoe, Nguyen, Dorsey, Onaitis and Raser entered into employment agreements with us upon joining the company.

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

In March 2012, in connection with the salary reductions of our executive officers, the employment agreements of our executive officers were amended to provide that the salary reductions would not amount to “good reason” under such agreements. The amendments also provide that in the event of either a later termination of the executive officer without cause or the executive’s later resignation for good reason, the base salary used to calculate the severance benefit would be the greater of the executive officer’s salary prior to the March 2012 salary reduction or the amount of base salary received by the executive officer in the 12 months preceding the termination or resignation.

Mr. Raser resigned from the company effective October 1, 2011. In connection with his resignation, Mr. Raser received the foregoing benefits under his employment agreement with us, including: (1) a lump sum severance payment of $315,954, (2) a lump sum payment equal to the cost of 12 months of health care benefits continuation at our expense, and (3) a lump sum payment equal to the cost of 12 months of the portion of the monthly premiums for Mr. Raser’s life insurance and disability insurance coverage that were borne by us. In addition, on October 1, 2011, the portion of Mr. Raser’s stock options and restricted stock units which would have vested if Mr. Raser had remained employed for an additional 12 months immediately vested.

Mr. Raser also entered into a consulting agreement us that will expire on June 30, 2013. This agreement was put into place primarily for the purpose of securing Mr. Raser’s assistance in our pending patent litigation relating to Silenor. We cannot estimate with any certainty the amounts that may be paid, if any, for consulting services under such agreement, but we do not currently expect the aggregate amount to be material. Mr. Raser’s remaining outstanding stock awards will continue to vest through the expiration of the consulting agreement, and he will be entitled to exercise such stock awards for 180 days following such expiration.

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

Potential Payments Upon Termination or Change in Control:

If the employment of each of our Named Executive Officers employed as of December 31, 2011 was terminated due to disability or was terminated without cause, or if each resigned for good reason, the estimated benefits that each would receive under their employment agreements as of December 31, 2011 would be as follows:

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	Received if Terminated due to Disability			Received if Terminated Without Cause or Resigned for Good Reason
Name	Salary ($)	Unused Paid Time-off ($)	Total ($)	Salary ($)	Unused Paid Time-off ($)	Health Care Benefits ($)	Intrinsic Value of Additional Vested Stock Options ($) (1)	Intrinsic Value of Additional Vested Shares ($) (2)	Total ($)
Richard W. Pascoe	$484,100	$48,424	$532,524	$484,100	$48,424	$20,219	$—	$18,750	$571,493
Tran B. Nguyen	$303,850	$31,574	$335,424	$303,850	$31,574	$16,729	$—	$8,250	$360,403
Brian T. Dorsey	$303,850	$35,059	$338,909	$303,850	$35,059	$19,952	$—	$9,000	$367,861
Matthew W. Onaitis	$303,850	$35,059	$338,909	$303,850	$35,059	$19,945	$—	$9,000	$367,854

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $0.45 per share at December 31, 2011 and the exercise price. All of the options that would vest within 12 months of December 31, 2011 have an exercise price that exceeds the underlying stock price, so for those options, the intrinsic value at December 31, 2011 is zero and not reflected in the table above.

(2)	The intrinsic value of additional vested shares shown above is the number of shares that would vest within 12 months of December 31, 2011, multiplied by the closing stock price of $0.45 per share at December 31, 2011. All of our outstanding RSUs are time-based and vest upon continued service.

If a change in control was consummated at December 31, 2011 and the employment of each of our Named Executive Officers employed as of such date was terminated without cause, or if an executive resigned for good reason, the estimated benefits that each would receive under their employment agreements would be as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Received if Terminated Without Cause or Resigned for Good Reason in Connection with a Change of Control
Name	Salary ($)	Unused Paid Time-off ($)	Health Care Benefits ($)	Intrinsic Value of Additional Vested Stock Options ($) (1)	Intrinsic Value of Additional Vested Shares ($) (2)	Total ($)
Richard W. Pascoe	$484,100	$48,424	$20,219	$—	$37,500	$590,243
Tran B. Nguyen	$303,850	$31,574	$16,729	$—	$16,500	$368,653
Brian T. Dorsey	$303,850	$35,059	$19,952	$—	$18,000	$376,861
Matthew W. Onaitis	$303,850	$35,059	$19,945	$—	$18,000	$376,854

(1)	The intrinsic value of additional vested stock options shown above is the difference between the closing stock price of $0.45 per share at December 31, 2011 and the exercise price. All of the options that would vest within 12 months of December 31, 2011 have an exercise price that exceeds the underlying stock price, so for those options, the intrinsic value at December 31, 2011 is zero and not reflected in the table above.

(2)	The intrinsic value of additional vested restricted shares, RSUs and stock options is based on a closing stock price of $0.45 per share at December 31, 2011.

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

The non-performance based compensation paid in cash to our executive officers in 2011 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid in cash to our executive officers for 2012 will exceed that limit. In addition, our 2005 Equity Incentive Award Plan has been structured so that any compensation paid in connection with the exercise of option grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and it will not be subject to the $1 million deduction limitation.

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

Faheem Hasnain

Compensation of our Board of Directors

We compensate non-employee directors for their service on our board of directors under our Director Compensation Policy.

Under the current Director Compensation Policy, each non-employee director other than our non-Executive Chairman of the Board is eligible to receive a quarterly retainer of $6,250, or $25,000 annually, for service on our board of directors. Our non-Executive Chairman of the Board is eligible to receive a quarterly retainer of $28,000, or $112,000 annually, for his service in such role.

Our non-employee directors also receive retainers for their service on board committees. The chairman of the audit committee of the board of directors receives a quarterly retainer of $2,500, or $10,000 per year. Each other member of our audit committee receives a quarterly retainer of $1,250, or $5,000 per year. Each member of the compensation committee of our board of directors receives a quarterly retainer of $625, or $2,500 per year, and each member of the nominating/corporate governance committee of our board of directors receives a quarterly retainer of $625, or $2,500 per year.

Each non-employee director is also eligible to receive an incremental stipend of $2,000 for each board meeting attended in person, or $1,000 for each board meeting attended by telephone, and $1,000 for each committee meeting attended in person, or $500 for each committee meeting attended by telephone. We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

In March 2012 our board of directors, upon the recommendation of the compensation committee, amended our Director Compensation Policy, retroactively to October 1, 2011, to provide that non-employee directors will receive their quarterly retainers for service on the board of directors or committees of the board and their fees for attending meetings of the board and committees of the board in RSUs. After each calendar quarter, each director will receive a number of RSUs calculated by dividing the total amount of such retainers and fees due to such director relating to such quarter, or the previous two quarters with respect to the grant of RSUs on March 31, 2012, by the closing price of our common stock on the Nasdaq Capital Market on the last trading day of such quarter, and multiplying the result by 1.2. All of these RSUs will vest upon the first date included within an open trading window under our Insider Trading Policy following December 31, 2012, subject to the director’s continued service to us on such date. In the event of a change of control transaction involving us or our stock prior to the vesting of the RSUs, 100% of the unvested RSUs would vest upon the consummation of the change of control.

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

Director Compensation Table

The following table summarizes our director compensation for each of our directors except Mr. Pascoe for the year ended December 31, 2011. Please see the tables relating to our Named Executive Officers for information relating to Mr. Pascoe.

	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
David F. Hale, Chairman of the Board	$129,000	$—	$57,909	$—	$186,909
Erle T. Mast, Director, Chairman of the Audit Committee	$54,908	$—	$28,955	$—	$83,863
Kurt von Emster, Director, Chairman of the Nominating / Corporate Governance Committee	$53,272	$—	$25,335	$—	$78,607
Terrell A. Cobb, Director	$42,000	$—	$21,716	$—	$63,716
Michael L. Eagle, Director	$52,544	$—	$21,716	$—	$74,260
Faheem Hasnain, Director	$44,431	$—	$21,716	$—	$66,147
Thomas G. Wiggans, Director, Chairman of the Compensation Committee	$47,658	$—	$25,335	$—	$72,993

(1)	The “Option Awards” column is the grant date fair value of option awards issued to our non-employee directors during 2011, calculated in accordance with the provisions of FASB ASC Topic 718. See the assumptions used in the Black-Scholes model in the notes to our audited financial statements included in this report. During 2011, our non-employee directors were granted stock options to purchase the following numbers of shares of our common stock: Mr. Hale, 40,000 shares; Mr. Mast, 20,000 shares; Mr. von Emster, 17,500 shares; Mr. Cobb, 15,000 shares; Mr. Eagle, 15,000 shares; Mr. Wiggans, 17,500 shares; and Mr. Hasnain, 15,000 shares. At December 31, 2011, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Hale, 452,219 shares; Mr. Mast, 86,666 shares; Mr. von Emster, 110,831 shares; Mr. Cobb, 126,387 shares; Mr. Eagle, 78,333 shares; Mr. Wiggans, 73,333 shares; and Mr. Hasnain, 50,000 shares.

Compensation Committee Interlocks and Insider Participation

Mr. Wiggans (chair) and Messrs. Eagle and Hasnain served on our compensation committee during the 2011 fiscal year. Mr. Von Emster also served on our compensation committee for part of 2011. No member of the compensation committee was at any time during the 2011 fiscal year or at any other time an officer or employee of the company. None of our executive officers serve, or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. None of our executive officers serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executives serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2012 for:

•	each of our Named Executive Officers as defined in Part III — Item 11, “Executive Compensation” of this report;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our Named Executive Officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options held by such persons that are exercisable as of April 15, 2012, which is 60 days after February 15, 2012.

Percentage of beneficial ownership is based on 48,108,251 shares of common stock outstanding as of February 15, 2012. Unless otherwise indicated, the address for the following stockholders is c/o Somaxon Pharmaceuticals, Inc., 10935 Vista Sorrento Parkway, Suite 250, San Diego, CA 92130.

	September 30,	September 30,
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent Beneficially Owned
5% Stockholders:
Ingalls & Snyder LLC (1) 61 Broadway New York, NY 10006	5,957,000	12.4%
Funds affiliated with MPM Capital, L.P. (2) 601 Gateway Boulevard, Suite 350 South San Francisco, CA 94080	5,909,155	12.0%
Scale Venture Management I, LLC, (formerly BAVP, L.P.) (3) 950 Tower Lane, Suite 700 Foster City, CA 94404	3,002,858	6.2%
Directors and Named Executive Officers:
David F. Hale (4)	745,505	1.5%
Erle T. Mast (5)	104,962	*
Faheem Hasnain (6)	30,972	*
Kurt von Emster (7)	177,546	*
Terrell A. Cobb (8)	155,909	*
Michael L. Eagle (9)	113,146	*
Thomas G. Wiggans (10)	96,942	*
Richard W. Pascoe (11)	633,433	1.3%
Tran B. Nguyen (12)	149,648	*
Matthew W. Onaitis (13)	317,463	*
Brian T. Dorsey (14)	286,242	*
Jeffrey W. Raser (15)	547,747	1.1%
Named Executive Officers and directors as a group (12 persons) (16)	3,359,515	6.6%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	The voting and disposition of the shares held by Ingalls & Snyder was obtained from the Schedule 13-G/A filed by Ingalls & Snyder on February 7, 2012.

(2)	Funds affiliated with MPM Capital L.P. include the following holdings:

	September 30,	September 30,
Shareholder Name	Number of Shares	Number of Warrants Exercisable within 60 days of February 15, 2012
MPM Asset Management Investors 2006 BVIII LLC	68,399	18,848
MPM BioVentures III GmbH & Co. Beteiligungs KG	326,317	89,923
MPM BioVentures III Parallel Fund, L.P.	116,646	32,144
MPM BioVentures III, L.P.	259,654	71,553
MPM BioVentures III-QP, L.P.	3,861,546	1,064,125

Total	4,632,562	1,276,593

MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management Investors 2006 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Kurt Wheeler, who disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3)	Shares held by Scale Venture Management I, LLC include warrants to purchase 510,638 shares of our common stock within 60 days of February 15, 2011. The voting and disposition of the shares held by Scale Venture Management I, LLC was obtained from the Schedule 13-G/A filed by BAVP, L.P. on July 13, 2009.

(4)	Shares held by David F. Hale include 424,718 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(5)	Shares held by Erle T. Mast include 83,332 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(6)	Shares held by Faheem Hasnain include 30,972 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(7)	Shares held by Kurt von Emster include 107,914 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012 and warrants to purchase 42,553 shares of our common stock within 60 days of February 15, 2012.

(8)	Shares held by Terrell A. Cobb include 123,887 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(9)	Shares held by Michael L. Eagle include 75,833 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(10)	Shares held by Thomas G. Wiggans include 70,416 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(11)	Shares held by Richard W. Pascoe include 561,041 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(12)	Shares held by the Tran B. Nguyen include 127,082 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(13)	Shares held by Matthew W. Onaitis include 262,426 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(14)	Shares held by Brian T. Dorsey include 251,790 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(15)	Shares held by Jeffrey W. Raser include 524,414 shares of common stock subject to outstanding options which are exercisable within 60 days of February 15, 2012.

(16)	Includes 2,643,825 shares of common stock subject to outstanding options and 42,553 warrants which are exercisable within 60 days of February 15, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of fiscal year 2011, with respect to which we were a party, will be a party, or otherwise benefited, in which:

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

Mr. Raser resigned from the company effective October 1, 2011. In connection with his resignation, Mr. Raser received the foregoing benefits under his employment agreement with us, including: (1) a lump sum severance payment of $315,954, (2) a lump sum payment equal to the cost of 12 months of health care benefits continuation at our expense, and (3) a lump sum payment equal to the cost of 12 months of the portion of the monthly premiums for Mr. Raser’s life insurance and disability insurance coverage that were borne by us. In addition, on October 1, 2011, the portion of Mr. Raser’s stock options and restricted stock units which would have vested if Mr. Raser had remained employed for an additional 12 months immediately vested.

Mr. Raser also entered into a consulting agreement us that will expire on June 30, 2013. We cannot estimate with any certainty the amount that may be paid, if any, for consulting services under such agreement. Mr. Raser’s remaining outstanding stock awards will continue to vest through the expiration of the consulting agreement, and he will be entitled to exercise such stock awards for 180 days following such expiration.

Item 14. Principal Accountant Fees and Services

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2011 and 2010 in the following categories:

	September 30,	September 30,
	2011	2010
Audit fees (1)	$447,000	$315,000
Audit related fees (2)	—	—
Tax fees (3)	45,000	51,000
All other fees (4)	—	—

Total	$492,000	$366,000

(1)	Audit fees consist of fees for professional services performed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, review of our quarterly financial statements, review of our registration statements on Forms S-3 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees billed for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for other permissible work performed by PricewaterhouseCoopers LLP that is not included within the above category descriptions. There were no such fees incurred during 2011 or 2010.

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

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

The audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2011 and 2010. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1. The following financial statements of Somaxon Pharmaceuticals, Inc. and Report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included in this report:

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2011 and 2010

•	Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Statements of Stockholders’ Equity and Comprehensive Loss for years ended December 31, 2011, 2010 and 2009

•	Notes to Financial Statements

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

4.7	Warrant issued to Silicon Valley Bank dated December 19, 2011

4.8	Warrant issued to Oxford Finance Corporation dated December 19, 2011

4.9(7)	Warrant issued to Silicon Valley Bank dated August 2, 2011

4.10(7)	Warrant issued to Oxford Finance Corporation dated August 2, 2011

4.11(7)	Warrant issued to Oxford Finance Corporation dated August 2, 2011

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Director Compensation Policy

10.3#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.4#(8)	Amended and Restated 2005 Equity Incentive Award Plan

10.5#(9)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.6#(10)	2010 Incentive Plan

10.7#(11)	2011 Incentive Plan

10.8#(12)	Form of Amended and Restated Employment Agreement

10.9#(13)	Employment Agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.10#(14)	Employment Agreement between the Registrant and Tran Nguyen dated April 12, 2010

10.11#(15)	Amendment to Employment Agreement between the Registrant and Tran Nguyen dated September 15, 2010

10.12#(16)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.13#(16)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.14#(16)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

10.15#(12)	Form of Restricted Stock Purchase Agreement

10.16#(12)	Restricted Stock Purchase Agreement between the Registrant and David F. Hale dated October 8, 2007

10.17(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009

Exhibit Number	Description

10.18(15)	Amended and Restated License Agreement by and between the Registrant and ProCom One, Inc. dated September 15, 2010

10.19(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb dated April 15, 2004

10.20†(17)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.21†(18)	Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated July 14, 2010

10.22†(19)	Supplement No. 1 to the Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated February 7, 2011

10.23†(20)	Co-Promotion Agreement between the Registrant and The Procter & Gamble Distributing Company, LLC dated August 24, 2010

10.24(21)	Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.25(21)	LIBOR Addendum to Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.26(22)	Lease Agreement between the Registrant and PRII Gateway Torrey Hills LLC dated as of April 22, 2010

10.27(23)	Lease Agreement between the Registrant and TREA Pacific Plaza, LLC dated May 24, 2011

10.28†(24)	License Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.29†(24)	Supply Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.30†(24)	Purchase Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.31(7)	At-the-Market Equity Offering Sales Agreement between the Registrant and Citadel Securities LLC dated August 1, 2011

10.32(7)	Loan and Security Agreement between the Registrant, Oxford Finance LLC, as collateral agent, and Silicon Valley Bank and Oxford Finance LLC, as lenders, dated as of August 2, 2011

10.33(25)	Letter Agreement dated September 30, 2011, between the Registrant and The Procter & Gamble Distributing Company LLC

10.34#(25)	Employment Agreement dated September 30, 2011, between the Registrant and Michael D. Allen

10.35#	Consulting Agreement dated October 1, 2011, between the Registrant and Jeffrey Raser

10.36(26)	Letter agreement dated November 23, 2011, between the Registrant and The Procter & Gamble Distributing Company LLC

10.37#(27)	Amendment dated November 1, 2011 to Employment Agreement between Registrant and Michael D. Allen

10.38†(27)	First Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated March 22, 2011

10.39†(27)	Second Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated August 15, 2011

10.40†(27)	Third Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated November 1, 2011

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101	The following financial statements and footnotes formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; (iv) Statements of Stockholders’ Equity and Comprehensive Loss; and (v) Notes to Financial Statements, tagged as blocks of text.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted or has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.

(8)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(9)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(10)	Filed with Registrant’s Current Report on Form 8-K on April 7, 2010.

(11)	Filed with Registrant’s Current Report on Form 8-K on February 14, 2011.

(12)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008.

(13)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008.

(14)	Filed with Registrant’s Current Report on Form 8-K on April 14, 2010.

(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2010.

(16)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009.

(17)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006

(18)	Filed with Registrant’s Current Report on Form 8-K/A on July 21, 2010.

(19)	Filed with Registrant’s Current Report on Form 8-K/A on February 11, 2011.

(20)	Filed with Registrant’s Current Report on Form 8-K on August 25, 2010.

(21)	Filed with Registrant’s Current Report on Form 8-K on February 8, 2011.

(22)	Filed with Registrant’s Current Report on Form 8-K on April 28, 2010.

(23)	Filed with Registrant’s Current Report on Form 8-K on May 25, 2011.

(24)	Filed with Registrant’s Current Report on Form 8-K on June 13, 2011.

(25)	Filed with Registrant’s Current Report on Form 8-K on October 3, 2011.

(26)	Filed with Registrant’s Current Report on Form 8-K on November 25, 2011.

(27)	Filed with Registrant’s Quarterly Report on Form 10-Q on November 3, 2011.

(c)	Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: March 9, 2012	By:	/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pascoe	President and Chief Executive Officer	March 9, 2012
Richard W. Pascoe	(Principal Executive Officer)

/s/ Tran B. Nguyen Tran B. Nguyen	Senior Vice President and Chief Financial Officer	March 9, 2012
(Principal Financial Officer and Principal Accounting Officer)

/s/ David F. Hale	Chairman of the Board of Directors	March 9, 2012
David F. Hale

/s/ Terrell A. Cobb	Director	March 9, 2012
Terrell A. Cobb

/s/ Michael L. Eagle	Director	March 9, 2012
Michael L. Eagle

/s/ Erle T. Mast	Director	March 9, 2012
Erle T. Mast

/s/ Faheem Hasnain	Director	March 9, 2012
Faheem Hasnain

/s/ Kurt von Emster	Director	March 9, 2012
Kurt von Emster

/s/ Thomas G. Wiggans	Director	March 9, 2012
Thomas G. Wiggans

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

4.7	Warrant issued to Silicon Valley Bank dated December 19, 2011

4.8	Warrant issued to Oxford Finance Corporation dated December 19, 2011

4.9(7)	Warrant issued to Silicon Valley Bank dated August 2, 2011

4.10(7)	Warrant issued to Oxford Finance Corporation dated August 2, 2011

4.11(7)	Warrant issued to Oxford Finance Corporation dated August 2, 2011

10.1(1)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	Director Compensation Policy

10.3#(4)	2004 Equity Incentive Award Plan and forms of option agreements thereunder

10.4#(8)	Amended and Restated 2005 Equity Incentive Award Plan

10.5#(9)	2005 Employee Stock Purchase Plan and form of Offering Document thereunder

10.6#(10)	2010 Incentive Plan

10.7#(11)	2011 Incentive Plan

10.8#(12)	Form of Amended and Restated Employment Agreement

10.9#(13)	Employment Agreement between the Registrant and Richard W. Pascoe dated August 7, 2008

10.10#(14)	Employment Agreement between the Registrant and Tran Nguyen dated April 12, 2010

10.11#(15)	Amendment to Employment Agreement between the Registrant and Tran Nguyen dated September 15, 2010

10.12#(16)	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.13#(16)	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement

10.14#(16)	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between the Registrant and David F. Hale dated November 28, 2008

10.15#(12)	Form of Restricted Stock Purchase Agreement

10.16#(12)	Restricted Stock Purchase Agreement between the Registrant and David F. Hale dated October 8, 2007

Exhibit Number	Description

10.17(6)	Securities Purchase Agreement between the Registrant and the Purchasers identified therein dated July 2, 2009

10.18(15)	Amended and Restated License Agreement by and between the Registrant and ProCom One, Inc. dated September 15, 2010

10.19(4)	Common Stock Purchase Agreement by and among the Registrant, ProCom One, Inc. and Terrell A. Cobb dated April 15, 2004

10.20†(17)	Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated February 1, 2006

10.21†(18)	Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated July 14, 2010

10.22†(19)	Supplement No. 1 to the Professional Detailing Services Agreement between the Registrant and Publicis Touchpoint Solutions, Inc. dated February 7, 2011

10.23†(20)	Co-Promotion Agreement between the Registrant and The Procter & Gamble Distributing Company, LLC dated August 24, 2010

10.24(21)	Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.25(21)	LIBOR Addendum to Loan and Security Agreement by and between the Registrant and Comerica Bank dated as of February 7, 2011

10.26(22)	Lease Agreement between the Registrant and PRII Gateway Torrey Hills LLC dated as of April 22, 2010

10.27(23)	Lease Agreement between the Registrant and TREA Pacific Plaza, LLC dated May 24, 2011

10.28†(24)	License Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.29†(24)	Supply Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.30†(24)	Purchase Agreement between the Registrant and Paladin Labs Inc. dated June 7, 2011

10.31(7)	At-the-Market Equity Offering Sales Agreement between the Registrant and Citadel Securities LLC dated August 1, 2011

10.32(7)	Loan and Security Agreement between the Registrant, Oxford Finance LLC, as collateral agent, and Silicon Valley Bank and Oxford Finance LLC, as lenders, dated as of August 2, 2011

10.33(25)	Letter Agreement dated September 30, 2011, between the Registrant and The Procter & Gamble Distributing Company LLC

10.34#(25)	Employment Agreement dated September 30, 2011, between the Registrant and Michael D. Allen

10.35#	Consulting Agreement dated October 1, 2011, between the Registrant and Jeffrey Raser

10.36(26)	Letter agreement dated November 23, 2011, between the Registrant and The Procter & Gamble Distributing Company LLC

10.37#(27)	Amendment dated November 1, 2011 to Employment Agreement between Registrant and Michael D. Allen

10.38†(27)	First Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated March 22, 2011

10.39†(27)	Second Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated August 15, 2011

10.40†(27)	Third Amendment to Supplement No. 1 to the Professional Detailing Services Agreement between Registrant and Publicis Touchpoint Solutions, Inc. dated November 1, 2011

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101	The following financial statements and footnotes formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows; (iv) Statements of Stockholders’ Equity and Comprehensive Loss; and (v) Notes to Financial Statements, tagged as blocks of text.

#	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted or has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.

(8)	Filed with Registrant’s Definitive Proxy Statement on April 30, 2009.

(9)	Filed with the Registrant’s Registration Statement on Form S-8 on December 15, 2005.

(10)	Filed with Registrant’s Current Report on Form 8-K on April 7, 2010.

(11)	Filed with Registrant’s Current Report on Form 8-K on February 14, 2011.

(12)	Filed with Registrant’s Annual Report on Form 10-K on March 12, 2008.

(13)	Filed with Registrant’s Current Report on Form 8-K on August 7, 2008.

(14)	Filed with Registrant’s Current Report on Form 8-K on April 14, 2010.

(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 10, 2010.

(16)	Filed with Registrant’s Annual Report on Form 10-K on March 13, 2009.

(17)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 11, 2006

(18)	Filed with Registrant’s Current Report on Form 8-K/A on July 21, 2010.

(19)	Filed with Registrant’s Current Report on Form 8-K/A on February 11, 2011.

(20)	Filed with Registrant’s Current Report on Form 8-K on August 25, 2010.

(21)	Filed with Registrant’s Current Report on Form 8-K on February 8, 2011.

(22)	Filed with Registrant’s Current Report on Form 8-K on April 28, 2010.

(23)	Filed with Registrant’s Current Report on Form 8-K on May 25, 2011.

(24)	Filed with Registrant’s Current Report on Form 8-K on June 13, 2011.

(25)	Filed with Registrant’s Current Report on Form 8-K on October 3, 2011.

(26)	Filed with Registrant’s Current Report on Form 8-K on November 25, 2011.

(27)	Filed with Registrant’s Quarterly Report on Form 10-Q on November 3, 2011.

SOMAXON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Somaxon Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Somaxon Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits for 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Diego, California

March 9, 2012

SOMAXON PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$10,668	$21,008
Short-term investments	—	33,809
Current portion of restricted cash	50	—
Accounts receivable, net	1,950	5,584
Inventory	264	991
Other current assets	1,003	1,882

Total current assets	13,935	63,274
Long-term portion of restricted cash	201	—
Property and equipment, net	634	755
Intangibles, net	1,089	1,102

Total assets	$15,859	$65,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,774	$1,709
Accrued liabilities	7,054	5,699
Deferred revenue	—	3,459

Total current liabilities	8,828	10,867
Other long-term liabilities	490	—
Commitments and contingencies: (Notes 6 and 7)

Total liabilities	9,318	10,867

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 48,063 and 45,004 shares outstanding at December 31, 2011 and 2010, respectively	5	5
Additional paid-in capital	282,668	271,112
Accumulated deficit	(276,132)	(216,852)
Accumulated other comprehensive loss	—	(1)

Total stockholders’ equity	6,541	54,264

Total liabilities and stockholders’ equity	$15,859	$65,131

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Revenue
Net product sales	$16,155	$1,382	$—

Operating costs and expenses
Cost of sales	2,493	244	—
Selling, general and administrative	69,758	36,579	10,874
Research and development	1,296	3,566	4,337
License fees	—	—	(999)

Total operating costs and expenses	73,547	40,389	14,212

Loss from operations	(57,392)	(39,007)	(14,212)
Interest and other income	52	262	30
Interest and other expense	(1,940)	(68)	(261)

Net loss	$(59,280)	$(38,813)	$(14,443)

Basic and diluted net loss per share	$(1.27)	$(1.16)	$(0.69)

Shares used to calculate net loss per share	46,541	33,593	20,952

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(59,280)	$(38,813)	$(14,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,248	6,706	6,163
Depreciation and amortization	534	347	83
Amortization of intangible assets	174	45	—
Amortization of investment discount or premium	148	132	(38)
Write-off of excess inventory	570	—	—
Write-off of prepaid sales and marketing expenses	1,339	—	—
Issuance of warrants related to repayment of loan	59	—	—
Realized gain on sale of short-term investments	1	—	—
Loss on disposal of equipment and technology development costs	—	119	2
Changes in operating assets and liabilities
Accounts receivable	3,634	(5,584)	—
Inventory	38	(991)	—
Other current and non-current assets	(405)	(1,213)	70
Accounts payable	65	1,354	(1,470)
Accrued liabilities	1,322	4,743	73
Deferred revenue and other liabilities	(2,936)	3,459	—

Net cash used in operating activities	(49,489)	(29,696)	(9,560)

Cash flows from investing activities
Purchases of property and equipment	(413)	(392)	(74)
Payments for intangible assets	(161)	(1,200)	—
Purchases of marketable securities	(3,508)	(46,457)	(2,505)
Sales and maturities of marketable securities	37,233	12,317	5,639
Restricted cash	(251)	—	8,100

Net cash provided by (used in) investing activities	32,900	(35,732)	11,160

Cash flows from financing activities
Issue common stock, net of costs	5,547	77,556	5,732
Net proceeds from issuance of debt	14,050	—	—
Net proceeds from issuance of warrants	701	—	—
Exercise of stock options	1	2,285	173
Exercise of warrants	—	1,474	1,475
Purchase of treasury stock	—	(44)	—
Repayment of debt	(14,050)	—	(15,000)

Net cash provided by (used in) financing activities	6,249	81,271	(7,620)

(Decrease) increase in cash and cash equivalents	(10,340)	15,843	(6,020)
Cash and cash equivalents at beginning of the period	21,008	5,165	11,185

Cash and cash equivalents at end of the period	$10,668	$21,008	$5,165

Non-cash investing and financing activities
Common stock issued to settle severance obligation	$—	$860	$—
Issuance of warrants related to loan agreement	—	—	44

Supplemental cash flow information
Cash paid for interest	$931	$—	$984

The Accompanying Notes are an Integral Part of these Financial Statements

SOMAXON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-in	Accumulated	Other Accumulated Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2009	18,430	$2	$168,691	$(163,596)	$9	$5,106

Net loss	—	—	—	(14,443)	—	(14,443)
Unrealized loss on available-for-sale securities	—	—	—	—	(9)	(9)

Comprehensive loss	—	—	—	—	—	(14,452)
Warrants issued pursuant to loan payoff	—	—	44	—	—	44
Issue common stock	5,106	1	5,731	—	—	5,732
Issue common stock pursuant to vesting of restricted stock units	166	—	—	—	—	—
Exercise of warrants for cash	1,277	—	1,475	—	—	1,475
Net share settlement of warrants	183	—	—	—	—	—
Exercise of stock options	116	—	173	—	—	173
Repurchase of restricted stock	(30)	—	—	—	—	—
Share-based compensation	—	—	6,163	—	—	6,163

Balance at December 31, 2009	25,248	3	182,277	(178,039)	—	4,241

Net loss	—	—	—	(38,813)	—	(38,813)
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)

Comprehensive loss	—	—	—	—	—	(38,814)
Issue common stock	15,700	2	77,554	—	—	77,556
Issue common stock to settle severance obligations	111	—	860	—	—	860
Exercise of warrants for cash	1,278	—	1,474	—	—	1,474
Net share settlement of warrants	330	—	—	—	—	—
Exercise of stock options	1,610	—	2,285	—	—	2,285
Issue common stock pursuant to vesting of restricted stock units	738	—	—	—	—	—
Repurchase of restricted stock	(11)	—	(44)	—	—	(44)
Share-based compensation	—	—	6,706	—	—	6,706

Balance at December 31, 2010	45,004	5	271,112	(216,852)	(1)	54,264

Net loss	—	—	—	(59,280)	—	(59,280)
Unrealized gains in short-term investments	—	—	—	—	1	1

Comprehensive loss	—	—	—	—	—	(59,279)
Issuance of common stock	2,972	—	5,547	—	—	5,547
Issue common stock pursuant to vesting of restricted stock units	86	—	—	—	—	—
Issuance of warrants related to loan agreement	—	—	760	—	—	760
Exercise of stock options	1	—	1	—	—	1
Share-based compensation expense	—	—	5,248	—	—	5,248

Balance at December 31, 2011	48,063	$5	$282,668	$(276,132)	$—	$6,541

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

Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since our inception, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC (“Citadel”). However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or the Company is permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effect on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc. (“Publicis”), managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with The Procter & Gamble Distributing Company LLC (“P&G”). In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011. At the conclusion of the contract term with Publicis, we were contractually obligated to assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. Accrued liabilities as of December 31, 2011, includes a balance due to Publicis of $0.6 million, which represents all amounts owed to Publicis and all other third parties in connection with the contract sales agreement. All of our obligations associated with our contract sales agreement with Publicis were settled in full in February 2012. Effective January 3, 2012, we hired a reduced sales force of 25 sales representatives from the Publicis sales force to promote Silenor as Somaxon employees. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, we terminated the employment of 28 employees in the fourth quarter of 2011.

We will need to obtain additional funds to finance our operations. Until we can generate significant cash from our operations, we intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At December 31, 2010, our cash and cash equivalents consisted primarily of available-for-sale securities that have an original maturity date of three months or less. At December 31, 2011, our cash and cash equivalents consisted solely of cash.

Marketable Securities

Our investments in marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income/loss. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on marketable securities are amortized and accreted, respectively, to maturity and included in interest income. Marketable securities with a maturity date of less than one year as of the balance sheet date are classified as short-term investments. Marketable securities with a maturity of more than one year as of the balance sheet date are classified as long-term investments. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the year ended December 31, 2011.

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

We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our revenues:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Cardinal Health	44%	—	—
McKesson	37%	—	—
AmerisourceBergen	12%	—	—
Integrated Commercialization Solutions, Inc.	—	100%	—

The majority of our accounts receivable balance as of December 31, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at December 31, 2011 or 2010.

We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record a provision or write-down inventory as of December 31, 2010. We recorded a write-down of $0.6 million for excess inventory during the year ended December 31, 2011, which is included in cost of sales.

Intangible Assets

Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. We had no impairment of our intangible assets for the year ended December 31, 2011.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for using the straight-line method over the estimated useful life of the asset or the shorter of the lease term or the estimated useful life for leasehold improvements. Useful lives generally range from three years for computer equipment to five years for furniture, equipment and tooling. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows expected to result from the use of those assets. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. We did not consider our long-lived assets to be impaired as of December 31, 2011.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products up to six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. As of December 31, 2011, the dollar amount of returns received in 2011 has been negligible.

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

License and Royalty Revenue

In June 2011, we entered into a license agreement with Paladin Labs Inc. (“Paladin”) pursuant to which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be

15 years. As of December 31, 2011, the deferred revenue balance associated with the license agreement is $481,000, of which $448,000 is recorded as non-current and $33,000 is recorded as current within accrued liabilities. We recognized $19,000 as revenue during the year ended December 31, 2011, which is recorded in interest and other income.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At December 31, 2011 and 2010, the allowance for prompt pay discounts was $39,000 and $114,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At December 31, 2011 and 2010, the accrual for patient discount programs was $414,000 and $182,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At December 31, 2011 and 2010, the accrual for distribution service fees was $319,000 and $276,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At December 31, 2011 and 2010, the accrual for chargebacks was $24,000 and $9,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters; and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At December 31, 2011 and 2010, the accrual for rebates was $1,896,000 and $6,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At December 31, 2011, the allowance for product returns was $255,000.

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

We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards have vested and may vest upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time the meeting of the performance condition is considered probable.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income.

Comprehensive Income (Loss)

Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity, which for Somaxon consists of changes in unrealized gains and losses on marketable securities classified as available-for-sale. We report comprehensive income (loss) in the Statement of Stockholders’ Equity and Comprehensive Loss. In the event an available-for-sale security is sold prior to its maturity, the related unrealized gain or loss on the investment is recognized in the income statement on a specific identification basis. We had insignificant realized gains or losses on sales of available-for-sale securities for each of the years ended 2011 and 2009. We did not have any realized gains and losses on sales of available-for-sale securities for the year ended 2010.

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Numerator
Net loss	$(59,280)	$(38,813)	$(14,443)

Denominator
Weighted average common shares outstanding	46,541	33,615	21,077
Weighted average unvested common shares subject to repurchase	—	(22)	(125)

Denominator for basic and diluted net loss per share	46,541	33,593	20,952

Basic and diluted net loss per share	$(1.27)	$(1.16)	$(0.69)

Weighted average anti-dilutive securities not included in diluted net loss per share
Weighted average stock options outstanding	4,408	3,566	4,496
Weighted average warrants outstanding	2,664	3,028	2,903
Weighted average restricted stock units outstanding	479	715	1,198
Weighted average unvested common shares subject to repurchase	—	22	125

Total weighted average anti-dilutive securities not included in diluted net loss per share	7,551	7,331	8,722

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

In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses: Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” which provides guidance concerning the recognition and classification of the annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the United States in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This guidance was effective for calendar years beginning on or after January 1, 2011, when the fee initially became effective. The adoption of ASU 2010-27 did not have a material impact on our financial statements.

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

The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. We did not have any investment holdings as of December 31, 2011. The fair value of our investment holdings as of December 31, 2010 is summarized in the following table (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Commercial paper	$18,415	$—	$18,415	$—
U.S. government agency securities	30,628	—	30,628	—

Total	$49,043	$—	$49,043	$—

Commercial paper and U.S. government agency securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets. The carrying value of short-term investments consisted of the following as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Commercial paper	$18,415	$—	$—	$18,415
U.S. government agency securities	30,629	2	(3)	30,628

Total	$49,044	$2	$(3)	$49,043

Available-for-sale marketable securities with maturities of three months or less from date of purchase have been classified as cash equivalents, and amounted to $15.2 million as of December 31, 2010.

Note 4. Composition of Certain Balance Sheet Items

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Accounts receivable for product sales, gross	$1,989	$5,975
Allowances for discounts	(39)	(391)

Total accounts receivable	$1,950	$5,584

Inventory

Inventory consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Work in process	$124	$207
Finished goods inventory held by the Company	140	515
Finished goods inventory held by others	—	269

Total inventory	$264	$991

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deposits and other prepaid expenses	$903	$641
Prepaid sales and marketing expenses	91	529
Interest receivable	—	206
Other current assets	9	506

Total other current assets	$1,003	$1,882

During the fourth quarter of 2011, we expensed $1,339,000 of prepaid sales and marketing expenses which represented samples that we do not expect to be distributed prior to expiration.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Tooling	$867	$832
Computer equipment	481	354
Furniture and equipment	241	66
Leasehold improvements	76	—

Property and equipment, at cost	1,665	1,252
Less: accumulated depreciation and amortization	(1,031)	(497)

Property and equipment, net	$634	$755

As a result of the change in strategic direction described in footnote 1, we reduced our estimate of the useful lives of certain of our property and equipment during the fourth quarter of 2011 from 36 months to 7 to 15 months. Depreciation expense, which is included in sales, general and administrative expenses, was higher by approximately $0.2 million than it would have been had the useful lives of these assets not been shortened. The effect of this change on basic and diluted earnings per share for the year ended December 31, 2011 was to increase our net loss by $0.01 per share.

Depreciation and amortization expense was $534,000, $347,000 and $83,000 for the years ended 2011, 2010 and 2009, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangibles	161	—

Intangible assets, at cost	1,308	1,147
Less: accumulated amortization	(219)	(45)

Total intangible assets, net	$1,089	$1,102

Amortization expense was $174,000, $45,000 and $0 for the years ended 2011, 2010 and 2009, respectively. We estimate the aggregate amortization expense to be $201,000 and $147,000 for 2012 and 2013, respectively. We estimate the aggregate amortization expense for 2014 through 2016 to be $120,000.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Accrued product discounts, allowances, and returns	$2,908	$473
Accrued fees and royalties	1,904	1,566
Accrued compensation and benefits	427	1,329
Accrued liability to third party sales organization	614	842
Accrued legal fees	507	—
Other accrued expenses	694	1,489

Total accrued liabilities	$7,054	$5,699

Note 5. Loan and Security Agreement

In July 2011, we terminated our then existing loan agreement with Comerica Bank and in August 2011, and entered into a new loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), collectively the “Lenders”, under which we borrowed $15.0 million. The term loan carried interest at 7.5% per annum. We were obligated to pay interest on the loan through December 31, 2011, and to thereafter pay the principal balance of the loan and interest in 24 equal monthly installments through December 31, 2013. At our option, we could prepay all or any part of the outstanding principal balance, subject to a pre-payment fee of $150,000. At the time of repayment, we were also obligated to make an additional final payment of $638,000. The loan was recorded at an initial carrying value less the debt discount of $900,000. In connection with this transaction, we also paid the lenders an initial fee of $150,000 and reimbursed them for certain transaction costs. As part of the financing, the Lenders received warrants to purchase up to an aggregate of 583,152 shares of our common stock at an exercise price equal to $1.5433 per share. The warrants will expire ten years from the date of grant. The value assigned to these warrants of $701,000 was determined using the Black-Scholes valuation method and was reflected in the debt discount and additional paid in capital in our balance sheet.

We repaid the loan in full in December 2011. Upon repayment of the loan, we paid to the Lenders $0.5 million as partial payment of the prepayment and final payment fees required under the Loan Agreement. The Lenders also accepted warrants to purchase up to an aggregate of 150,000 shares of our common stock at an exercise price equal to $0.5000 per share in full satisfaction of the remaining prepayment and final payment fees. The warrants will expire ten years from the date of grant. The value assigned to these warrants of $59,000 was determined using the Black-Scholes valuation method and is reflected in additional paid in capital. We no longer have any obligations under the Loan Agreement, and there are no further encumbrances on our assets under the Loan Agreement.

Note 6. License Agreements

Paladin. In June 2011, we entered into a license agreement, a supply agreement and a stock purchase agreement with Paladin. Under the license agreement, Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. We received $500,000 in connection with the execution of the agreements, and Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million. As of December 31, 2011, the deferred revenue balance associated with the license agreement is $481,000, of which $447,000 is recorded as non-current and $34,000 is recorded as current within accrued liabilities. We recognized $19,000 as revenue during 2011, which is recorded in interest and other income. Once Silenor is commercialized in the licensed territories, we will also be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories and will have the exclusive right to commercialize Silenor in the licensed territories. Governance of the collaboration will occur through a joint committee. We have also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and, subject to the rights we have previously granted to P&G, a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.

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

In connection with the license agreement, we also entered into a supply agreement, under which we will supply Paladin all of its requirements for Silenor during the term of the license agreement or until Paladin procures its own supply of Silenor. Paladin may terminate the supply agreement upon 10 business days’ notice if we are materially unable to supply Silenor to Paladin’s requirements as defined in the supply agreement, and at any time if Paladin enters into a direct contractual relationship with our manufacturer of Silenor. We may terminate the supply agreement upon 180 days prior written notice if there is a regulatory change or safety consideration that would have a material adverse effect on the global supply chain and at any time on six months’ prior notice after April 30, 2013.

ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property incurred after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of December 31, 2011and 2010. Capitalized amounts are amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of December 31, 2011 and 2010. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

Other Agreement. In October 2006, we entered into a supply agreement with JRS Pharma L.P. (“JRS”), under which we purchase from JRS all of our requirements for ProSolv®HD90, an ingredient used in the formulation for Silenor. In August 2008, this supply agreement was amended to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, we are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

Note 7. Commitments and contingencies

Commitments

Publicis Touchpoint Solutions, Inc. In July 2010, we entered into a professional detailing services agreement with Publicis under which Publicis agreed to provide sales support to promote Silenor in the U.S. through 110 full-time sales representatives, together with management coordination personnel, all of whom were employees of Publicis. In February 2011, we entered into an amended and restated agreement with Publicis under which Publicis deployed for us an additional 35 sales representatives that were exclusively promoting Silenor, together with management coordination personnel. We recognized the revenue from Silenor product sales generated by the promotional efforts of the sales organization. Under the terms of the agreement, we were required to pay a one-time startup fee, and we were required to pay a fixed monthly fee, which is subject to certain quarterly adjustments based on actual staffing and spending levels. During the term of the agreement, a portion of Publicis’ management fee was subject to payment by us only to the extent that specified performance targets were achieved. The performance targets related to initial scale-up activities, turnover and vacancy rates, call attainment and specified sales goals. In addition, we were obligated to reimburse the sales organization for approved pass-through costs, which primarily included bonuses, meeting and travel costs and certain administrative expenses.

On September 30, 2011, we provided notice of termination to Publicis of the services agreement, effective as of December 31, 2011. At the conclusion of the contract term with Publicis, we were contractually obligated to assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. Accrued liabilities as of December 31, 2011, includes a balance due to Publicis of $0.6 million, which represents all amounts owed to Publicis and all other third parties in connection with the contract sales agreement. All of our obligations associated with our contract sales agreement with Publicis were settled in full in February 2012. Effective January 3, 2012, we hired a reduced sales force of 25 sales representatives from the Publicis sales force to promote Silenor as Somaxon employees. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011.

Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provided sales support to promote Silenor in the U.S. through its team of full-time sales representatives. We recognized the revenue from Silenor product sales generated by the promotional efforts of P&G. Under the terms of the agreement, we were required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales, in each case on a quarterly basis during the term of the agreement. The fees were recognized as a sales, general, and administrative expense. Each party was responsible for the costs of training, maintaining and operating its own sales force, and we were responsible for all other costs pertaining to the commercialization of Silenor.

On September 30, 2011, we provided notice of termination to P&G of the co-promotion agreement, with such termination effective as of December 31, 2011. As a result of such termination, P&G is entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year. In addition, on September 30, 2011, we and P&G amended the surviving provision of such agreement relating to over-the-counter (“OTC”) rights for Silenor, and we and P&G further amended this provision on November 23, 2011. Pursuant to these amendments, through the period ending on March 31, 2012, we and P&G will work together to evaluate the potential to develop and commercialize an OTC pharmaceutical product containing doxepin, including jointly developing a desired product profile for the OTC product and conducting market research on such product profile at P&G’s expense. During this period, we will not negotiate rights in and to an OTC product with any third party. If P&G notifies us of its interest in negotiating for rights to the OTC product at any time prior to March 31, 2012, P&G will have the exclusive right to negotiate with us relating to such rights for 120 days from our receipt of the notice, or such longer period as may be mutually agreed by us and P&G.

Comerica Bank (“Comerica”). In February 2011, we entered into a $15.0 million loan agreement with Comerica. This agreement was terminated in July 2011 in connection with our loan and security agreement with the Lenders as discussed above in “Note 5. Loan and Security Agreement.”

Citadel Securities LLC. In August 2011, we entered into an at-the-market equity sales agreement with Citadel (the “Sales Agreement”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the Sales Agreement, if any, will be made on the NASDAQ Stock Market under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Citadel, on the NASDAQ Stock Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We will pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by us or Citadel. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party. There can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If compliance is not demonstrated within the applicable timeframe, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market.

Lease. In May 2011, we entered into a new lease arrangement to rent approximately 12,100 square feet of office space, which we use as our corporate headquarters. The lease commenced on August 25, 2011. The lease will expire on December 24, 2016, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease). We have paid the first month’s rent of approximately $30,000 and the monthly rent is approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half, provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year. We also have a letter of credit in the amount of $200,000 in favor of our landlord to secure our obligations under the lease which is recorded as restricted cash in our balance sheet as of December 31, 2011.

At December 31, 2011, the estimated future minimum lease payments for each of the years ended December 31, are as follows (in thousands):

September 30,
2012	$226
2013	373
2014	386
2015	399
2016	413

Total minimum lease payments	$1,797

Rent expense for 2011, 2010 and 2009 was $286,000, $178,000 and $88,000, respectively. As discussed above, our facility operating lease contains rent abatement and escalation clauses. The Company recognizes rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying balance sheet.

Employee arrangements. In October 2011, we accepted the resignation of one of our officers, under which the individual received certain benefits including: (1) a lump sum severance payment; (2) a lump sum payment equal to the cost of 12 months of health care benefits continuation at our expense; and (3) a lump sum payment equal to the cost of 12 months of the portion of the monthly premiums for the individual’s life insurance and disability insurance coverage that are borne by us. In addition, on the resignation date, the portion of the stock options and restricted stock units which would have vested if the individual had remained employed for an additional 12 months immediately vested. The individual entered into a consulting agreement with us that will expire on June 30, 2013. We cannot estimate with any certainty the amount that may be paid, if any, for consulting services under such agreement. The remaining outstanding stock awards will continue to vest through the expiration of the consulting agreement, and the individual will be entitled to exercise such stock awards for 180 days following such expiration. We paid $0.3 million in 2011 for severance payments and recorded additional share-based compensation expense of $0.8 million as a result of accelerated vesting of the share-based awards.

In November 2011, we terminated the employment of 14 employees. Each of the terminated employees entered into a separation agreement with us. Under these agreements, two of the terminated employees received a lump sum severance payment equal to three months of base salary and the amount of the health insurance benefits paid by us for the previous three months, and the remaining terminated employees received a lump sum severance payment equal to two months of their base salary and the amount of the health insurance benefits paid by us for the previous two months. We paid $0.4 million for these severance payments in 2011 and do not owe any additional amounts as of December 31, 2011. We recorded additional share-based compensation expense of $0.1 million as a result of accelerated vesting for certain share-based awards for certain employees that entered into consulting agreements with us.

In December 2011, we committed to a plan of termination that resulted in a work force reduction of 16 employees. We commenced notification of employees affected by the workforce reduction on December 15, 2011, and the workforce reduction was completed by February 15, 2012. Two of the terminated employees entered into a separation agreement with us under which each such employee received a lump sum severance payment based upon the employment agreements such employees previously entered into with us. Both of these employees received a payment equivalent to six months of base salary, with one receiving an additional amount equal to the amount of benefits payable by us for six months, and the other receiving an additional amount equal to the amount of benefits payable by us for twelve months. Each of the other affected employees entered into a separation agreement with us under which each such employee received a lump sum severance payment equivalent to two months of their base salary and the amount of the healthcare benefits paid by us for the previous two months. We paid $0.6 million and $0.1 million for these severance payments in 2011 and 2012, respectively. We recorded additional share-based compensation expense of $0.3 million as a result of accelerated vesting for certain share-based awards for certain employees that entered into consulting agreements with us that will expire on December 15, 2012. We cannot estimate with any certainty the amounts that may be paid, if any, for consulting services under such agreements.

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

During the year ended December 31, 2011, we sold an aggregate of 786,825 shares of our common stock and received gross proceeds of $0.8 million under our Sales Agreement with Citadel. Our financial statements for the period ended December 31, 2011 reflect the gross proceeds from these transactions, which are reflected in stockholders’ equity net of $0.3 million of legal and accounting fees associated with the execution of the sales agreement and commissions.

Private Placements of Common Stock

In June 2011, we entered into a stock purchase agreement with Paladin pursuant to which Paladin purchased 2,184,769 shares of our common stock for an aggregate purchase price of $5.0 million (see Note 6, “License Agreements”) in a private placement pursuant to Rule 506 of the Securities Act of 1933, as amended.

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

In order to continue to be listed on the Nasdaq Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock, a public float of $1.0 million, and either $2.5 million in stockholders equity or a market capitalization of $35 million. On December 13, 2011, we received a letter from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price for our common stock had been below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market. We have until June 11, 2012 to regain compliance with Nasdaq’s listing requirements by having the closing bid price of our common stock be at least

$1.00 for at least 10 consecutive trading days. If we do not regain compliance within this time period but comply with all continued listing standards other than the closing bid price requirement, we may provide Nasdaq with written notice of our intention to cure the deficiency during a second compliance period of up to 180 days. If the Listing Qualifications Department of Nasdaq believes that we will be able to cure the deficiency during such additional period, it will grant us such period to do so. If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Nasdaq Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market. We do not believe it is probable that we will be required to pay liquidated damages and have not recognized any amounts in the financial statements related to such potential liquidated damages.

Warrants

At December 31, 2011, we have warrants outstanding to purchase 3,150,784 shares of our common stock. These warrants are immediately exercisable, have remaining terms of two to ten years, exercise prices ranging from $0.5000 to $5.4175 per share, and a weighted average exercise price of $1.39 per share.

Preferred Stock

Concurrent with our initial public offering in December 2005, 10,000,000 shares of preferred stock were authorized, none of which have been issued or are outstanding as of December 31, 2011.

Note 9. Share-Based Compensation

We have issued and intend to continue to issue stock options, restricted stock units (“RSUs”) and restricted stock awards under our equity incentive award plans. We have equity awards outstanding under both our 2004 Equity Incentive Award Plan (the “2004 Plan”) and our 2005 Equity Incentive Award Plan (the “2005 Plan”). During 2011, we had the following types of equity awards outstanding:

•

Stock Options: Stock options generally have ten-year terms and vest over a period of between one and four years and are service-based. The exercise price for our stock options is generally equal to the closing stock price at the date of grant.

•

Restricted Stock Units: RSUs, which are convertible into an equivalent number of shares of common stock upon vesting, have been granted to employees and members of our board of directors. The majority of our outstanding RSUs vested during 2011 upon achieving certain time-based criteria.

We issue equity awards under our 2005 Plan. The 2005 Plan contains an “evergreen provision” that allows annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 in an amount equal to the lesser of: (i) 2,000,000 shares, (ii) 5% of the outstanding capital stock on each January 1, or (iii) an amount determined by our board of directors. As of December 31, 2011, an aggregate of 2,054,000 shares of common stock were authorized, available for issuance and not subject to previous awards under the 2005 Plan. Under the evergreen provision, on January 1, 2012, an additional 2,000,000 shares became available for issuance under the 2005 Plan.

We also have an employee stock purchase plan (“ESPP”) which allows employees to contribute up to 20% of their cash earnings, subject to certain maximums, to be used to purchase shares of our common stock on each semi-annual purchase date. The purchase price is equal to 95% of the market value per share on each purchase date. Our ESPP is non-compensatory pursuant to the provisions of generally accepted accounting principles for share-based compensation expense. The ESPP contains an “evergreen provision” with annual increases in the number of shares available for issuance on the first day of each year through January 1, 2015 equal to the lesser of: (i) 300,000 shares, (ii) 1% of the outstanding capital stock on each January 1, or (iii) an amount determined by our board of directors. As of December 31, 2011, an aggregate of 1,402,000 shares of common stock were authorized and available for issuance under the ESPP. Under the evergreen provision, on January 1, 2012, an additional 300,000 shares were authorized under our ESPP. No shares have been issued under the ESPP through December 31, 2011.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized in 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Share-based compensation expense included in selling, general and administrative expense	$4,786	$5,412	$4,637
Share-based compensation expense included in research and development expense	462	1,294	1,526

Total share-based compensation expense	$5,248	$6,706	$6,163

Included in the table for 2011 is the effect of the resignation or termination of employment for certain individuals which created an acceleration of share-based compensation expense. During 2011, 11 employees ceased employment and entered into a consulting agreement with us. Also, in 2011 upon separation from the Company, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, we recognized $1.2 million of share-based compensation expense during 2011 on the dates of termination.

Included in the table for 2009 is the effect of the termination of employment for certain individuals which created an acceleration of share-based compensation expense. During 2009, 15 employees ceased employment and entered into a consulting agreement with us. Also, in 2009 upon separation from the Company, certain individuals received accelerated vesting of their share-based awards. As a result of such non-substantive consulting arrangements and accelerated vesting, we recognized $2.4 million of share-based compensation expense during 2009 on the dates of termination.

The table above also includes compensation costs of $0.7 million in 2009 from our one-time stock option exchange program that was completed in June 2009. Under the program, employees and directors as of March 1, 2009 were eligible to exchange their stock options having exercise prices above $1.00 for the grant of a lesser number of replacement awards having an exercise price of $1.23. In total, 4,320,000 stock options were tendered in exchange for 2,880,000 replacement awards. One-third of the replacement awards vested upon grant and the remaining two-thirds vested in equal monthly installments over the following two year period such that all the shares became fully vested in June 2011, subject to each participant’s continued service.

Stock Options

We use the Black-Scholes model to estimate the grant date fair value of stock options. To calculate these fair values, the following assumptions were used:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Risk free interest rate	1.0% to 2.6%	2.5% to 3.0%	1.9% to 2.9%
Expected term	5.27 to 6.25 years	5.25 to 6.25 years	5.25 to 6.25 years
Expected volatility	75% to 78%	86% to 88%	74% to 84%
Weighted average volatility	77%	87%	78%
Expected dividend yield	0%	0%	0%
Fair value of underlying stock	$0.45 to $3.10	$2.69 to $8.59	$1.17 to $2.18
Weighted average fair value of stock options granted	$1.31	$4.89	$1.19

The following table summarizes our stock options as of December 31, 2011 and the activity for the year then ended (share and dollar amounts in thousands, except per-share exercise prices):

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	3,382	$3.86
Granted	2,348	1.99
Exercised	(1)	1.23		$2
Forfeited	(466)	3.67

Outstanding at December 31, 2011	5,263	$3.05	8.1	$—

Vested and exercisable at December 31, 2011	2,734	$3.07	7.1	$—

The intrinsic value of an equity award is the difference between the fair value of the underlying stock and its exercise price. If the exercise price equals or exceeds the fair value of the underlying stock, then the award is considered to have a zero intrinsic value. The following table summarizes certain information for options (in thousands).

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Fair value of vested stock options	$4,713	$1,563	$—
Intrinsic value of exercised stock options	$2	$5,883	$225

Unrecognized compensation expense related to non-vested stock options totaled $4.5 million as of December 31, 2011. Such compensation expense is expected to be recognized over a weighted-average period of 2.11 years.

We did not realize any tax benefits from option exercises during 2011, 2010 and 2009.

Restricted Stock Units and Awards

Restricted Stock Units — The following table summarizes our restricted stock units as of December 31, 2011 and the activity during the year then ended (share numbers in thousands):

	September 30,	September 30,	September 30,
	Employee and Director Awards
		Weighted Average Grant Date Fair Value	Total Awards
	# Shares	per Share	# Shares
December 31, 2010	125	$8.52	125
Granted	445	2.93	445
Vested	(87)	4.31	(87)
Forfeited	(250)	2.93	(250)

December 31, 2011	233	$5.41	233

The intrinsic value of an RSU is equal to our stock price. The intrinsic value of vested RSUs was $72,000, $2,161,000, and $235,000 during 2011, 2010, and 2009, respectively. The weighted average grant date fair value per share for RSUs granted in 2010 and 2009 was $8.55 and $1.28, respectively. Unrecognized compensation expense related to non-vested RSUs totaled $0.4 million as of December 31, 2011. Such compensation expense is expected to be recognized over a weighted-average period of 1.60 years.

Restricted Stock Awards —At December 31, 2010, we did not have any non-vested restricted stock awards outstanding. We did not grant any restricted stock awards in 2011. The intrinsic value of restricted stock is equal to our stock price. The intrinsic value of vested restricted stock awards was $414,000 and zero in 2010 and 2009, respectively.

Note 10. Income taxes

We have incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of our net deferred tax assets are shown in the table below (amounts are in thousands).

	September 30,	September 30,
	December 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$90,864	$71,038
Research and development credits	4,752	4,752
Intangibles	1,349	360
Non-cash compensation expense	4,340	3,270
Other, net	1,629	1,982

Total deferred tax assets	102,934	81,402
Valuation allowance	(102,934)	(81,402)

Net deferred tax assets	$—	$—

At December 31, 2011, we had generated federal net operating loss carryforwards of $234.1 million and state net operating loss carryforwards of $226.1 million on the respective tax return bases. We have generated windfall tax benefits from the settlement of certain share-based awards. These tax benefits have not been reflected in the table of deferred tax assets presented above since the tax deduction increases our net operating loss carryforward and does not result in a cash tax savings in the current year. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. However, the net operating loss carryforwards related to these windfall tax benefits of approximately $1,199,000 are included in the federal and state net operating loss carryforward amounts of $234.2 million and $226.5 million, respectively. Unless previously utilized, the federal and state tax loss carryforwards will begin to expire in 2023 and 2013, respectively.

We have federal and state research and development tax credit carryforwards at December 31, 2011 of $4,282,000 and $1,954,000, respectively. The federal research and development credits will begin to expire in 2024 and the state research and development credits do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of our net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred as of March 31, 2010 as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance our operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimate that $111,000 and $376,000 of our state net operating loss carryforwards were effectively eliminated under Section 382 for federal and California, respectively. A portion of the remaining net operating losses limited by Section 382 become available each year. We have not performed a Section 382 analysis since December 31, 2010. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss carryforwards and research and development credit carryovers could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset with a corresponding reduction in the valuation allowance.

The following table provides a reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes (amounts are in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Federal income taxes at 34%	$(20,152)	$(13,231)	$(4,911)
State income taxes, net of federal benefit	(2,236)	(1,779)	(15)
Research and development credits	—	—	(116)
Share-based compensation expense	793	(1,741)	5,069
Tax effect of non-deductible expenses and credits	64	44	(3)
Increase in valuation allowance	21,531	16,707	(24)

Provision for income taxes	$—	$—	$—

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

The following table summarizes our unrecognized tax benefit activity (amounts are in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Unrecognized tax benefits at the beginning of the year	$910	$910
Gross decreases related to prior year tax positions	0	0
Gross increases related to current year tax positions	0	0
Settlements	None	None
Lapse of statute of limitations	None	None

Unrecognized tax benefits at year end	$910	$910

The unrecognized tax benefits have been recorded as a reduction of the related deferred tax asset. Because our deferred tax assets are fully reserved, none of the amount included in the balance of unrecognized tax benefits would affect the effective tax rate if recognized. We are subject to taxation in each of the jurisdictions in which we operate. We are currently not under examination by the Internal Revenue Service or any other taxing authority. Our tax years from inception in 2003 and forward can be subject to examination by the tax authorities due to the carryforward of net operating losses and research and development credits. Our accounting policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties have been accrued as of December 31, 2011.

Note 11. Related Party Transactions

We have in-licensed certain intellectual property from ProCom (see Note 6, “License Agreements”). As part of the license agreement, ProCom has the right to designate one nominee for election to our board of directors. ProCom designated Terrell A. Cobb, a principal of ProCom, for nomination as a member of our board of directors. In 2010, we paid ProCom $1.0 million for license fees and $235,000 for royalty payments pursuant to the terms of this agreement. During 2011, we recognized in costs of sales $929,000 of ProCom royalty payments in connection with this arrangement. At December 31, 2011 and 2010, $239,000 and $16,000, respectively, is recorded in accrued liabilities for ProCom royalty payments.

The license agreement also provided a consulting arrangement for Dr. Neil Kavey, who is the other principal of ProCom. Under the consulting agreements, we paid an aggregate of $8,000, $59,000 and $135,000, for consulting services for the years ended 2011, 2010 and 2009, respectively. Payments to Dr. Kavey under that consulting arrangement ended in September 2011 and a subsequent consulting agreement was entered into which terminates in September 2012.

Mr. Cobb and Dr. Kavey have an aggregate of 149,000 stock options outstanding of which 141,000 were vested as of December 31, 2011. The weighted average exercise price of the outstanding options was $3.56 and the weighted average exercise price of the vested stock options was $3.63. None of the stock options had been exercised as of December 31, 2011. In addition, 49,000 RSUs granted to Mr. Cobb vested in 2010 in connection with the first commercial sale of Silenor in the United States.

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

Note 12. Selected Quarterly Financial Information (Unaudited)

The following table presents our unaudited quarterly results of operations for 2011 and 2010 (in thousands, except per share data). The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly compared to an annual basis.

	September 30,	September 30,	September 30,	September 30,	September 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011:
Net product sales	$2,322	$6,242	$3,676	$3,915	$16,155
Gross profit	$1,959	$5,581	$3,222	$2,900	$13,662
Loss from operations	$(17,053)	$(14,949)	$(15,121)	$(10,269)	$(57,392)
Net loss	$(17,038)	$(14,949)	$(17,031)	$(10,262)	$(59,280)
Basic and diluted net loss per share	$(0.38)	$(0.33)	$(0.36)	$(0.21)	$(1.27)

2010:
Net product sales	$—	$—	$38	$1,344	$1,382
Gross profit	$—	$—	$35	$1,103	$1,138
Loss from operations	$(4,165)	$(5,716)	$(12,902)	$(16,224)	$(39,007)
Net loss	$(4,165)	$(5,721)	$(12,900)	$(16,027)	$(38,813)
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.37)	$(0.42)	$(1.16)