Form 10-Q
period 2012-03-31
Somaxon Pharmaceuticals, Inc.
filed 2012-05-10
CIK 1339455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 9, 2012 was 48,108,251.

SOMAXON PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,754	$10,668
Current portion of restricted cash	50	50
Accounts receivable, net	1,525	1,950
Inventory	187	264
Other current assets	1,023	1,003

Total current assets	10,539	13,935
Long-term portion of restricted cash	201	201
Property and equipment, net	574	634
Intangible assets, net	1,039	1,089

Total assets	$12,353	$15,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$675	$1,774
Accrued liabilities	5,941	7,054

Total current liabilities	6,616	8,828
Other long-term liabilities	525	490

Total liabilities	7,141	9,318

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 48,108 and 48,063 shares outstanding at March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	283,456	282,668
Accumulated deficit	(278,249)	(276,132)

Total stockholders’ equity	5,212	6,541

Total liabilities and stockholders’ equity	$12,353	$15,859

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenue
Net product sales	$2,741	$2,322

Operating costs and expenses
Cost of sales	274	363
Selling, general and administrative	4,600	18,593
Research and development	—	419

Total operating costs and expenses	4,874	19,375

Loss from operations	(2,133)	(17,053)
Interest and other income	16	15

Net loss	$(2,117)	$(17,038)

Basic and diluted net loss per share	$(0.04)	$(0.38)

Shares used to calculate net loss per share	48,108	45,005

Comprehensive loss
Net loss	$(2,117)	$(17,038)
Unrealized gain in short-term investments	—	4

Comprehensive loss	$(2,117)	$(17,034)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,117)	$(17,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	688	1,195
Depreciation and amortization	60	52
Amortization of intangible assets	50	30
Amortization of investment discount	—	115
Realized gain on sale of short-term investments	—	1
Changes in operating assets and liabilities:
Accounts receivable	425	4,703
Inventory	77	(497)
Other current assets	(20)	(116)
Accounts payable	(1,099)	1,257
Accrued liabilities	(1,013)	(507)
Deferred revenue and other liabilities	35	(443)

Net cash used in operating activities	(2,914)	(11,248)

Cash flows from investing activities
Purchases of property and equipment	—	(85)
Payments for intangible assets	—	(143)
Purchases of marketable securities	—	(2,401)
Sales and maturities of marketable securities	—	18,228

Net cash provided by investing activities	—	15,599

Cash flows from financing activities
Exercise of stock options	—	1

Net cash provided by financing activities	—	1

(Decrease) increase in cash and cash equivalents	(2,914)	4,352
Cash and cash equivalents at beginning of the period	10,668	21,008

Cash and cash equivalents at end of the period	$7,754	$25,360

Supplemental cash flow information
Issuance of restricted stock units to settle obligations	$100	$—

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	48,063	$5	$282,668	$(276,132)	$6,541
Net loss	—	—	—	(2,117)	(2,117)
Issuance of common stock pursuant to vesting of restricted stock units	45	—	—	—	—
Issuance of restricted stock units to settle obligations	—	—	100	—	100
Share-based compensation expense	—	—	688	—	688

Balance at March 31, 2012	48,108	$5	$283,456	$(278,249)	$5,212

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

Note 1. Organization

Business

Somaxon Pharmaceuticals, Inc. (“Somaxon”, “the Company”, “we”, “us” or “our”) is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration (“FDA”) approved our New Drug Application (“NDA”) for Silenor® 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010. We operate in one reportable segment, which is the development and commercialization of pharmaceutical products.

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of our management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources

Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative operating cash flows since our inception, and we expect to continue to incur substantial losses for the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected.

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

We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc. (“Publicis”), managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with The Procter & Gamble Distributing Company LLC (“P&G”). In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011. At the conclusion of the contract term with Publicis, we were contractually obligated to assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. All of our obligations associated with our contract sales agreement with Publicis were settled in full in February 2012. Effective January 3, 2012, we hired a reduced sales force to cover 25 sales territories to promote Silenor. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, we terminated the employment of 28 employees in the fourth quarter of 2011.

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

If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At March 31, 2012 and December 31, 2011, our cash and cash equivalents consisted of cash on deposit at financial institutions and money market funds.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.

Concentration of Credit Risk, Significant Customers and Sources of Supply

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain accounts in federally insured financial institutions in excess of federally insured limits. Some of these funds are invested in money market funds that are not federally insured. However, management believes we are not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held and of the money market funds and other entities in which these investments are made. Additionally, we have established guidelines regarding the diversification of our investments and their maturities that are designed to maintain safety and liquidity.

We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales:

	Three Months Ended March 31,
	2012	2011
Cardinal Health	45%	50%
McKesson	39%	31%
AmerisourceBergen	13%	10%

The majority of our accounts receivable balance as of March 31, 2012 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at March 31, 2012 or December 31, 2011.

We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record any significant write-downs for potentially obsolete or excess inventory during the three months ended March 31, 2012 and 2011.

Intangible Assets

Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Our results of operations for the three months ended March 31, 2012 and 2011 do not reflect any write-downs associated with the potential impairment of our intangible assets.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through March 31, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible.

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

License and Royalty Revenue

In June 2011, we entered into a license agreement with Paladin Labs Inc. (“Paladin”) pursuant to which Paladin has the exclusive right to commercialize Silenor in Canada, South America, the Caribbean and Africa subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of March 31, 2012, the deferred revenue balance associated with the license agreement is $472,000, of which $439,000 is recorded as a non-current liability and the remainder is recorded as a current liability within accrued liabilities. We recognized $8,000 as revenue during the three months ended March 31, 2012, which is recorded in interest and other income.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the allowance for prompt pay discounts was $31,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the accrual for patient discount programs was $400,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the accrual for distribution service fees was $231,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At March 31, 2012 and December 31, 2011, the accrual for chargebacks was $28,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At March 31, 2012 and December 31, 2011, the accrual for rebates was $1,761,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At March 31, 2012 and December 31, 2011, the allowance for product returns was $380,000 and $255,000, respectively.

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

We recognize the value of the portion of the awards that are ultimately expected to vest on a straight-line basis over the award’s requisite service period. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards have vested and may vest upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the meeting of the performance condition is considered probable.

Income Taxes

Our income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income

Net Loss per Share

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(2,117)	$(17,038)

Denominator:
Weighted average common shares outstanding	48,108	45,005

Per share calculation:
Basic and diluted net loss per share	$(0.04)	$(0.38)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	5,220	3,764
Weighted average restricted stock units outstanding	195	244
Weighted average warrants outstanding	3,151	2,417

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,566	6,425

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04, which occurred on January 1, 2012, did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of 2012 by presenting a single continuous statement of comprehensive income/ (loss).

Note 3. Composition of Certain Balance Sheet Items

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable for product sales, gross	$1,556	$1,989
Allowances for discounts	(31)	(39)

Total accounts receivable	$1,525	$1,950

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Work in process	$124	$124
Finished goods inventory	63	140

Total inventory	$187	$264

Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$654	$622
Prepaid sales and marketing costs	88	91
Deposits and other current assets	281	290

Total other current assets	$1,023	$1,003

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Tooling	$867	$867
Computer equipment	481	481
Furniture and equipment	241	241
Leasehold improvements	76	76

Property and equipment, at cost	1,665	1,665
Less: accumulated depreciation and amortization	(1,091)	(1,031)

Property and equipment, net	$574	$634

Depreciation and amortization expense was $60,000 and $52,000 for three months ended March 31, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	161	161

Intangible assets, at cost	1,308	1,308
Less: accumulated amortization	(269)	(219)

Total intangible assets, net	$1,039	$1,089

Amortization expense associated with our intangible assets was $50,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued product discounts, allowances and returns	$2,800	$2,908
Accrued fees and royalties	1,884	1,904
Accrued legal fees	510	507
Accrued compensation and benefits	229	427
Accrued liability to third party sales organization	—	614
Other accrued expenses	518	694

Total accrued liabilities	$5,941	$7,054

Note 4. License Agreements

Paladin. In June 2011, we entered into a license agreement, a supply agreement and a stock purchase agreement with Paladin. Under the license agreement, Paladin has the exclusive right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories, and governance of the collaboration will occur through a joint committee. We have also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.

The term of the license agreement runs through the later of the last date on which Silenor is sold by Paladin in the licensed territories or 15 years from the first commercial sale of Silenor in the licensed territories. We received an upfront license fee of $500,000 in connection with the execution of the agreements. Once Silenor is commercialized in the licensed territories, we will also be eligible to receive sales-based milestone payments of up to $128.5 million as well as a tiered double-digit percentage of net sales in the licensed territories. We may terminate the license agreement on a country-by-country basis in specified key countries upon 60 days’ prior written notice if the first commercial sale has not occurred in such country within 12 months of the date on which marketing approval was obtained in such country. We may also terminate the license agreement upon 60 days’ prior written notice if marketing approval in Canada has not been received by December 7, 2013. Either party may terminate the license agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party, or upon a force majeure event that lasts for at least 120 days. We may also terminate the license agreement upon 60 days’ prior written notice and payment of a termination fee if we are unable to license rights to a third party’s intellectual property and such failure would reasonably be expected to result in a claim from such third party alleging intellectual property infringement or misappropriation.

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

ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property incurred after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of March 31, 2012 and December 31, 2011. Capitalized amounts are being amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of March 31, 2012 and December 31, 2011. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

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

Note 5. Commitments and Contingencies

Commitments

Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provided sales support to promote Silenor in the U.S. We recognized the revenue from Silenor product sales generated by the promotional efforts of P&G, and in return, were required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales on a quarterly basis during the term of the agreement. The fees due to P&G under this agreement were recognized as a sales, general, and administrative expense. Each party was responsible for the costs of training, maintaining and operating its own sales force, and we were responsible for all other costs pertaining to the commercialization of Silenor. We terminated this agreement effective as of December 31, 2011. As a result of such termination, P&G is entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year.

Facility Lease. In May 2011, we entered into a lease arrangement to rent approximately 12,100 square feet of office space, which we use as our corporate headquarters. The lease commenced on August 25, 2011. The lease will expire on December 24, 2016, and we will have the option to extend the term for an additional five years at the then-current fair market rental rate (as defined in the lease). We have paid the first month’s rent of approximately $30,000 and the monthly rent is approximately $30,000. However, the second through thirteenth month’s rent will be abated by one-half, provided that we are not in default of the lease. After the first year, the monthly rent will increase by 3.5% per year. We recognize rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying balance sheet. We have opened a letter of credit in the amount of $200,000 in favor of our landlord to secure our obligations under the lease. The funds securing the letter of credit have been recorded as restricted cash in the accompanying balance sheet.

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

Other Commitments. We have contracted with various consultants, drug manufacturers, wholesalers, and other vendors to assist in regulatory and compliance matters, data analysis, and commercialization activities for Silenor. The contracts are terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We have employment agreements with certain of our current employees that provide for severance payments and accelerated vesting for certain share-based awards if their employment is terminated under specified circumstances.

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

The following table summarizes non-cash share-based compensation expense (in thousands).

	Three Months Ended March 31,
	2012	2011
Included in research and development expense	$—	$146
Included in selling, general and administrative expense	688	1,049

Total share-based compensation expense	$688	$1,195

Included in these tables for 2012 is the effect of a modification of the option agreements with certain terminated employees as a result of an extension of the term of their post-employment consulting agreements. We recognized $66,000 of share-based compensation expense during 2012 as a result of this modification.

In March 2012, our board of directors amended our Director Compensation Policy retroactively to October 1, 2011 to provide that non-employee directors receive restricted stock units in lieu of other forms of compensation for their service on our Board. Stock based compensation for the three months ended March 31, 2012 includes $0.1 million associated with compensation of our non-employee board members. As a result of this retroactive change, $0.1 million that had been included in accrued liabilities at December 31, 2011 was reclassified to additional paid-in capital during 2012.

Note 7. Related Party Transaction

We have in-licensed certain intellectual property from ProCom (see Note 6, “License Agreements”). Cost of sales for the three months ended March 31, 2012 and 2011 includes $135,000 and $121,000, respectively, of royalty expense associated with this arrangement. At March 31, 2012 and December 31, 2011, $136,000 and $239,000, respectively, is recorded in accrued liabilities for ProCom royalty payments. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).

Note 8. Subsequent Events

License in South Korea

On April 26, 2012, the Company entered into a license agreement and a supply agreement with CJ CheilJedang Corporation (“CJ”). Under the license agreement, CJ has the exclusive right to commercialize Silenor in South Korea, subject to the receipt of marketing approval. CJ will be responsible for regulatory submissions for Silenor in South Korea, and governance of the collaboration will occur through a joint committee. We have also granted to CJ a right of first negotiation with respect to doxepin isomer or metabolite products we may develop in South Korea.

The term of the license agreement runs through the later of the expiration of the term of our amended and restated license agreement with ProCom or 10 years from the first commercial sale of Silenor in South Korea. We will receive an upfront license fee of $600,000 in connection with the execution of the agreements. If Silenor is commercialized in South Korea, we will also be eligible to receive sales-based milestone payments as well as a royalty based on net sales in South Korea. Either party may terminate the license agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party, or upon a force majeure event that lasts for at least 120 days. We may also terminate the license agreement upon 60 days’ prior written notice if we are unable to license rights to a third party’s intellectual property and such failure would reasonably be expected to result in a claim from such third party alleging intellectual property infringement or misappropriation.

In connection with the license agreement, we also entered into a supply agreement, under which we will supply CJ with all of its requirements for Silenor for a per-unit transfer price during the term of the license agreement or until CJ procures its own supply of Silenor. CJ may terminate the supply agreement upon 10 business days’ notice if we are materially unable to supply Silenor to CJ’s requirements as defined in the supply agreement, and upon 10 business days’ notice in the event that the per-unit transfer price under the agreement exceeds a price specified in the supply agreement. We and CJ will mutually agree to terminate the supply agreement at any time if CJ enters into a direct contractual relationship with our manufacturer of Silenor. We may terminate the supply agreement upon 90 days prior written notice if there is a regulatory change or safety consideration that would have a material adverse effect on the global supply chain and at any time on six months’ prior notice after final FDA approval of a generic competing product for Silenor in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Overview

Background

We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat important medical conditions where there is an unmet medical need and/or high-level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.

Our principal focus is on commercial activities relating to Silenor. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with P&G. In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force to cover 25 sales territories to promote Silenor. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. Our financial statements as of December 31, 2011 reflect all remaining contractual obligations owed to Publicis.

In June 2011, we entered into agreements with Paladin Labs Inc., or Paladin, under which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. In April 2012, we entered into agreements with CJ CheilJedang Corporation, or CJ CheilJedang, under which CJ CheilJedang has the right to commercialize Silenor in South Korea, subject to the receipt of marketing approval in South Korea.

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

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through March 31, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible.

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

License and Royalty Revenue

In June 2011, we entered into a license agreement with Paladin pursuant to which Paladin has the exclusive right to commercialize Silenor in Canada, South America, the Caribbean and Africa subject to the receipt of marketing approval in each such territory. We received an upfront payment of $500,000 in connection with the execution of this agreement. We recorded the upfront payment as deferred revenue and are recognizing the upfront payment as license revenue over the period of our significant involvement under the agreement, which we are estimating to be 15 years. As of March 31, 2012, the deferred revenue balance associated with the license agreement is $472,000, of which $439,000 is recorded as a non-current liability and the remainder is recorded as a current liability within accrued liabilities. We recognized $8,000 as revenue during the three months ended March 31, 2012, which is recorded in interest and other income.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the allowance for prompt pay discounts was $31,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the accrual for patient discount programs was $400,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At March 31, 2012 and December 31, 2011, the accrual for distribution service fees was $231,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At March 31, 2012 and December 31, 2011, the accrual for chargebacks was $28,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At March 31, 2012 and December 31, 2011, the accrual for rebates was $1,761,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At March 31, 2012 and December 31, 2011, the allowance for product returns was $380,000 and $255,000, respectively.

As we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we expect product sales discounts and allowances to increase.

The following table summarizes the activity for the three months ended March 31, 2012 associated with product sales discounts and allowances, with amounts shown in thousands:

	Prompt Pay Discounts	Patient Discount Fees	Distribution Service Fees	Charge- backs and Rebates	Product Returns	Total
Balance at January 1, 2012	$39	$414	$319	$1,920	$255	$2,947
Current period provision	88	277	297	865	125	1,652
Payments and other credits	(96)	(291)	(385)	(996)	—	(1,768)

Balance at March 31, 2012	$31	$400	$231	$1,789	$380	$2,831

Cost of Sales

Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc., or ProCom.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record any significant write-downs of obsolete or excess inventory during the three months ended March 31, 2012.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2012 and 2011

Product Sales. Net product sales represent sales of Silenor for which we have recognized revenue, and are summarized in the following table (in thousands).

	Three Months Ended March 31,		Change
	2012	2011	Dollar	Percent
Gross product sales	$4,393	$2,877	$1,516	53%
Sales discounts and allowances
Prompt pay discount	(88)	(55)	(33)	60%
Patient discount programs	(277)	(95)	(182)	192%
Distribution service fees	(297)	(204)	(93)	46%
Chargebacks and rebates	(865)	(14)	(851)	6079%
Product returns and other discounts	(125)	(187)	62	(33%)

Total discounts and allowances	(1,652)	(555)	(1,097)	198%

Total net product sales	$2,741	$2,322	$419	18%

We recognized net product sales of $2.7 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Sales discounts and allowances totaled $1.7 million for the three months ended March 31, 2012, compared to $0.6 million for the same period in 2011. As a percentage of gross sales, the discounts and allowances were 37.6% and 19.3% for the three months ended March 31, 2012 and 2011, respectively. The increases in gross product sales and sales discounts and allowances are due to growth of sales of Silenor since the commencement of Silenor sales in the third quarter of 2010. The increase in sales discounts as a percentage of gross product sales is primarily due to an expansion in our participation in payor rebate programs.

Cost of Sales. Cost of sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of sales is summarized in the following table (in thousands).

	Three Months Ended March 31,		Change
	2012	2011	Dollar	Percent
Cost of sales	$274	$363	$(89)	(25%)

We recognized cost of sales of $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, relating to product with respect to which revenue was recognized. The decrease in cost of sales expense was due to a reduction in personnel and related costs resulting from cost reduction initiatives we implemented in the fourth quarter of 2011. Gross profit was $2.5 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. Expressed as a percentage of net product sales, gross margin was 90.0% and 84.4% for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, the costs of our sales representatives, royalties paid to our co-promotion partner, personnel costs and other promotional spending and consulting costs, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions. Selling, general and administrative expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended March 31,		Change
	2012	2011	Dollar	Percent
Sales and marketing	$1,812	$13,519	$(11,707)	(87%)
General and administrative	2,788	5,074	(2,286)	(45%)

Total selling, general and administrative expense	$4,600	$18,593	$(13,993)	(75%)

Selling and marketing expenses totaled $1.8 million and $13.5 million for the three months ended March 31, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $29,000 and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in our selling and marketing expenses of $11.7 million in comparison to the prior year was primarily due to the reduction in the scope of our commercial operations and marketing activities which we implemented during the fourth quarter of 2011. During the first quarter of 2012, we also negotiated reductions in amounts included in accounts payable at December 31, 2011 resulting in a $0.3 million reduction of selling and marketing expenses for the three months ended March 31, 2012.

General and administrative expenses totaled $2.8 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $0.7 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in our general and administrative expenses of $2.3 million in comparison to the prior year was primarily due to the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Research and Development Expense. Research and development expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended March 31,		Change
	2012	2011	Dollar	Percent
Personnel and other costs	$—	$273	$(273)	(100)%
Share-based compensation expense	—	146	(146)	(100)%

Total research and development expense	$—	$419	$(419)	(100)%

Our most significant research and development costs have typically consisted of salaries, benefits and share-based compensation expense related to our research and development personnel. In connection with our other cost reduction initiatives implemented during the fourth quarter of 2011, we discontinued all of our ongoing research and development activities. Previously, research and development costs were incurred in connection with ongoing process validation associated with Silenor.

Liquidity and Capital Resources

As of March 31, 2012, we had $7.8 million in cash and cash equivalents which consisted of cash on deposit at financial institutions and money market funds. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

Since inception, our operations have been financed primarily through the sale of equity securities and the proceeds from the exercise of warrants and stock options. We have incurred losses from operations and negative cash flows since our inception, and we expect to continue to incur losses and have negative cash flows from operations in the foreseeable future as we continue our commercial activities for Silenor, commercialize any other products to which we obtain rights and potentially pursue the development of other product candidates. Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contained an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.

We are responsible for the costs relating to the sales and marketing of Silenor in the United States, which include the costs associated with our field-based sales force. The efforts of our sales force are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to Silenor by negotiating agreements with leading commercial managed care organizations and with government payors. Our commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

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

In August 2011, we entered into an at-the-market equity sales agreement, or sales agreement, with Citadel Securities LLC, or Citadel. However, there can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. We or Citadel may terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

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

Cash Flows

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2012 compared to $11.2 million in the comparable prior year period. The decrease in net cash used in operating activities was primarily due to the decrease in our net loss in 2012 as compared to 2011 as a result of the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011. There was no cash flow provided or consumed by investing or financing activities during the three months ended March 31, 2012, compared to net cash of $15.6 million generated from these activities in the comparable prior year period, primarily through the net maturities of our marketable securities portfolio.

Equity Sales Agreement

In August 2011, we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the Nasdaq Stock Market, or Nasdaq, under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on the Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the sales agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We or Citadel may terminate the sales agreement at any time. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the sales agreement or (b) the termination of the sales agreement by us or Citadel. There can be no assurance that Citadel will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). If compliance is not demonstrated within the applicable timeframe, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market.

There were no sales of equity securities in connection with this agreement during the three months ended March 31, 2012.

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

The continued prosecution of the lawsuits will increase our cash expenditures. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to continue as a going concern.

Contractual Obligations

We have entered into a license agreement with ProCom to acquire the rights to develop and commercialize Silenor under which we are obligated to pay royalties on sales of Silenor until the expiration of the applicable patents. We have also entered into other agreements, including the lease arrangement for our corporate headquarters and purchase orders with suppliers, and we have contracted with various third parties, consultants and other vendors to assist in clinical trial work, pre-clinical studies, data analysis, and activities to support the marketing of Silenor. The contracts are generally terminable at any time, but obligate us to reimburse the providers for any time or costs incurred through the date of termination. We also have employment agreements with each of our current executive officers that provide for severance payments and accelerated vesting for certain share-based awards if their employment with us is terminated under specified circumstances. A summary of our minimum contractual obligations related to our major outstanding contractual commitments is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04, which occurred on January 1, 2012, did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011 -05”). The issuance of ASU 2011 -05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of 2012 by presenting a single continuous statement of comprehensive income/ (loss).

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market; the potential to enter into an agreement with any third party relating to over-the-counter, or OTC, rights for Silenor; our ability, together with any partner, to receive FDA approval for an OTC version of Silenor; our ability, together with our strategic advisor Stifel Nicolaus Weisel, to successfully enter into one or more transactions to enhance stockholder value; our ability to successfully hire, manage and utilize a sales force to market Silenor; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to fully utilize the sales agreement with Citadel as a source of future financings, whether due to market conditions, our ability to satisfy various conditions required to sell shares under the agreement; Citadel’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the sales agreement or the occurrence of any sales under the agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensees, Paladin and CJ CheilJedang, for critical aspects of the commercial sales process for Silenor outside of the United States; the performance of Paladin and CJ CheilJedang and their adherence to the terms of their contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II – Item 1A – Risk Factors below and previously disclosed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While our cash and cash equivalents at March 31, 2012 consisted primarily of cash, the primary objective of our investment activities, if any, is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk has been interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in cash, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our holdings in cash. If our cash balance increased significantly relative to our cash needs, we may also invest in cash equivalents and marketable securities such as money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

When our cash is invested, it is invested in accordance with a policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. We do not believe our cash and cash equivalents will have significant risk of default or illiquidity. While we intend that any future portfolio of cash, cash equivalents and short-term investments will be well diversified, we cannot provide absolute assurance that our investments, if any, will not be subject to future adverse changes in market value.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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

We, together with ProCom, have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus. The lawsuits allege that each of Actavis, Mylan, Par and Zydus have infringed the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we have filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed the ‘307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ‘229 patent and the ‘307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. At this time, the other patents included in Orange Book have not been asserted against these parties.

We do not know when there will be a court decision on the merits in any of these cases. We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of these matters.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and in this report, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

At March 31, 2012 we had cash and cash equivalents totaling $7.8 million. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

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

Silenor competes with well-established drugs approved for the treatment of insomnia, including Lunesta, marketed by Sunovion Pharmaceuticals Inc., a wholly-owned subsidiary of Dainippon Sumitomo Pharma Co., Ltd., and the branded and generic versions of Sanofi-Synthélabo, Inc.’s Ambien and Ambien CR and Pfizer Inc.’s Sonata, all of which are GABA-receptor agonists, and Takeda Pharmaceuticals North America, Inc.’s Rozerem, a melatonin receptor antagonist.

A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. For example, in November 2011, Transcept Pharmaceuticals, Inc. received approval from the FDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive license and collaboration agreement to commercialize Intermezzo in the United States, which was launched by Purdue in April 2012. Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zolpidem in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., launched NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in February 2011.

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

We, Paladin, CJ CheilJedang or any other future licensee may never receive approval or commercialize Silenor outside of the United States, or our or their activities may not be effective or in compliance with applicable laws.

We have licensed to Paladin the rights to commercialize Silenor in Canada, South America, the Caribbean and Africa, and we have licensed to CJ CheilJedang the rights to commercialize Silenor in South Korea. Silenor has not been approved for marketing in any jurisdiction outside of the United States. Paladin and CJ CheilJedang will be responsible for regulatory submissions for Silenor in their respective licensed territories and will have the exclusive right to commercialize Silenor in such licensed territories. Paladin’s New Drug Submission filing in Canada was accepted for review by Health Canada in February 2012, but there is no assurance regulatory approval will be obtained in Canada or any of the other licensed territories. We may license rights to Silenor or other future products to others for territories outside the United States in the future.

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

In addition, any revenues we receive from sales of Silenor outside the United States will likely depend upon the efforts of Paladin, CJ CheilJedang or any other future licensees, as applicable, which will not be within our control. If we are unable to maintain our license agreements or to effectively establish alternative arrangements to market such products, or if Paladin, CJ CheilJedang or any future licensees do not perform adequately under such agreements or arrangements or comply with applicable laws, our business could be adversely affected and we could be subject to regulatory sanctions.

We or any collaborator may not be successful in developing, receiving approval for or commercializing an OTC product for Silenor.

In March 2012, P&G notified us that P&G elected not to exercise its right to negotiate with us for rights to develop and commercialize an OTC pharmaceutical product containing doxepin as the sole API. As a result, P&G no longer has any rights relating to an OTC product and we are seeking potential collaborations with other third parties interested in rights to develop and commercialize an OTC product. We cannot assure you that we will find another suitable third party interested in such rights, or that any negotiations with such a third party will result in a completed transaction or that such a transaction will be successful or on attractive terms. If we are unable to establish an OTC collaboration, we will require substantial additional funds, which may not be available, if we should decide to develop and commercialize the product on our own.

Even if we are successful in establishing a collaboration with a third party for an OTC product, we or such third party must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy of OTC products prior to selling the product, and we cannot give any assurance that any such OTC product will receive applicable regulatory approval or be successfully commercialized.

Risks Related to Our Finances and Capital Requirements

We have never been profitable and we may not be able to generate revenues sufficient to achieve profitability.

We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $2.1 million for the three months ended March 31, 2012, and have accumulated losses totaling $278.2 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate sufficient revenues relative to our operating expenses to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues are not sufficient or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

4.7(8)	Warrant issued to Silicon Valley Bank dated December 19, 2012

4.8(8)	Warrant issued to Oxford Finance LLC dated December 19, 2012

4.9(7)	Warrant issued to Silicon Valley Bank dated August 2, 2011

4.10(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

4.11(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

10.1	Form of Letter Agreement Amendment to Employment Agreement

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.
(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.
(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.
(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.
(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.
(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.
(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.
(8)	Filed with Registrant’s Annual Report on Form 10-K on March 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.
Dated: May 10, 2012

/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2012
/s/ Tran B. Nguyen
Tran B. Nguyen
Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)