Form 10-Q
period 2012-06-30
Somaxon Pharmaceuticals, Inc.
filed 2012-08-08
CIK 1339455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 13, 2012 was 48,108,251.

SOMAXON PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SOMAXON PHARMACEUTICALS

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$7,084	$10,668
Current portion of restricted cash	50	50
Accounts receivable, net	2,000	1,950
Inventory	239	264
Other current assets	855	1,003

Total current assets	10,228	13,935

Long-term portion of restricted cash	201	201
Property and equipment, net	519	634
Intangible assets, net	989	1,089

Total assets	$11,937	$15,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,572	$1,774
Accrued liabilities	6,044	7,054

Total current liabilities	7,616	8,828

Other long-term liabilities	626	490

Total liabilities	8,242	9,318

Commitments and contingencies (see Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 48,108 and 48,063 shares outstanding at June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	284,138	282,668
Accumulated deficit	(280,448)	(276,132)

Total stockholders’ equity	3,695	6,541

Total liabilities and stockholders’ equity	$11,937	$15,859

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Net product sales	$2,930	$6,242	$5,671	$8,564
License fee revenue	420	—	420	—

Total revenue	3,350	6,242	6,091	8,564

Operating costs and expenses
Cost of product sales	$265	$661	$539	$1,024
Selling, general and administrative	5,299	20,073	9,899	38,666
Research and development	—	457	—	876

Total operating costs and expenses	5,564	21,191	10,438	40,566

Loss from operations	(2,214)	(14,949)	(4,347)	(32,002)
Other income and expense	15	—	31	15

Net loss	$(2,199)	$(14,949)	$(4,316)	$(31,987)

Basic and diluted net loss per share	$(0.05)	$(0.33)	$(0.09)	$(0.71)

Shares used to calculate net loss per share	48,108	45,492	48,108	45,250

Comprehensive loss
Net loss	$(2,199)	$(14,949)	$(4,316)	$(31,987)
Unrealized gain/(loss) in short-term investments	—	(3)	—	1

Comprehensive loss	$(2,199)	$(14,952)	$(4,316)	$(31,986)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,316)	$(31,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,370	2,588
Depreciation and amortization of property and equipment	115	116
Amortization of intangible assets	100	74
Amortization of investment discount	—	145
Realized gain on sale of short-term investments	—	1
Changes in operating assets and liabilities:
Accounts receivable	(50)	3,631
Inventory	25	(108)
Other current assets	148	(1,230)
Accounts payable	(202)	(34)
Accrued liabilities	(910)	1,362
Deferred revenue and other liabilities	136	(2,962)

Net cash used in operating activities	(3,584)	(28,404)

Cash flows from investing activities
Purchases of property and equipment	—	(318)
Payments for intangible assets	—	(161)
Purchases of marketable securities	—	(3,508)
Sales and maturities of marketable securities	—	34,777

Net cash provided by investing activities	—	30,790

Cash flows from financing activities
Issuance of common stock, net of costs	—	5,000
Exercise of stock options	—	1

Net cash provided by financing activities	—	5,001

(Decrease) increase in cash and cash equivalents	(3,584)	7,387
Cash and cash equivalents at beginning of the period	10,668	21,008

Cash and cash equivalents at end of the period	$7,084	$28,395

Supplemental cash flow information
Issuance of restricted stock units to settle obligations	$100	$—

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	48,063	$5	$282,668	$(276,132)	$6,541
Net loss	—	—	—	(4,316)	(4,316)
Issuance of common stock pursuant to vesting of restricted stock units	45	—	—	—	—
Issuance of restricted stock units to settle obligations	—	—	100	—	100
Share-based compensation expense	—	—	1,370	—	1,370

Balance at June 30, 2012	48,108	$5	$284,138	$(280,448)	$3,695

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

We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis Touchpoint Solutions, Inc. (“Publicis”), managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with The Procter & Gamble Distributing Company LLC (“P&G”). In February 2011, we amended our agreement with Publicis to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011. At the conclusion of the contract term with Publicis, we were contractually obligated to assume financial responsibility for the remaining vehicle lease payments associated with our Publicis sales representatives. All of our obligations associated with our contract sales agreement with Publicis were settled in full in February 2012. Effective January 3, 2012, we hired a reduced sales force to cover 25 sales territories to promote Silenor. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. In addition, we terminated the employment of 28 employees in the fourth quarter of 2011. In June 2012, we began reallocating our commercial resources relating to Silenor, including by eliminating 10 vacant and/or unprofitable field sales territories and focusing greater resources on other activities to better support our in-person promotional efforts.

As described more fully in Note 8, “Subsequent Events,” on July 24, 2012, we raised net proceeds of approximately $2.7 million through the sale of approximately 9.4 million shares of our common stock and five-year warrants to purchase up to approximately 4.7 million additional shares of our common stock. In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC (“Citadel”). However, there can be no assurance that we can or will consummate sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or the Company is permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effect on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates (“public float”), is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Our July 2012 offering of stock and warrants was a primary offering using one of our effective shelf registration statements on Form S-3 and was subject to this limitation.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At June 30, 2012 and December 31, 2011, our cash and cash equivalents consisted of cash on deposit at financial institutions, which included funds invested in money market accounts.

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

We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cardinal Health	28%	42%	36%	45%
McKesson	47%	41%	43%	37%
AmerisourceBergen	22%	11%	18%	11%

The majority of our accounts receivable balance as of June 30, 2012 and December 31, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at June 30, 2012 or December 31, 2011.

We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record any significant write-downs for potentially obsolete or excess inventory during the three or six months ended June 30, 2012 or 2011.

Intangible Assets

Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service, which we estimate to be approximately 10 years. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Our results of operations for the three and six months ended June 30, 2012 and 2011 do not reflect any write-downs associated with the potential impairment of our intangible assets.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through June 30, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible.

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

License and Royalty Revenue

We consider a variety of factors in determining the appropriate method of accounting for our license agreements, including whether the various deliverables within the agreement can be separated and accounted for as separate units of accounting. Where there are multiple deliverables identified within an agreement that are combined into a single unit of accounting, revenues are deferred and recognized on a straight-line basis over the expected period of performance. Where a license agreement includes multiple deliverables that are determined to have stand-alone values, we allocate arrangement consideration based on their estimated relative fair value. Revenue is recognized for each individual deliverable after there are no further performance obligations, the related consideration is fixed and determinable and collectability is reasonably assured. For deliverables with continuing performance obligations, we recognize revenue over the expected performance period using either a proportional performance or straight-line method depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under the arrangement.

We are entitled to sales-based milestone payments and royalty revenues under the terms of our license agreements. We will recognize these revenues once the earnings process is complete and payment is reasonably assured.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the allowance for prompt pay discounts was $41,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the accrual for patient discount programs was $392,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the accrual for distribution service fees was $224,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At June 30, 2012 and December 31, 2011, the accrual for chargebacks was $47,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter's product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At June 30, 2012 and December 31, 2011, the accrual for rebates was $1,886,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At June 30, 2012 and December 31, 2011, the allowance for product returns was $594,000 and $255,000, respectively.

Cost of Product Sales

Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc. (“ProCom”).

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

Income Taxes

Our income tax expense would consist of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income

Net Loss per Share

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

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(2,199)	$(14,949)	$(4,316)	$(31,987)

Denominator:
Weighted average common shares outstanding	48,108	45,492	48,108	45,250

Per share calculation:
Basic and diluted net loss per share	$(0.05)	$(0.33)	$(0.09)	$(0.71)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	5,026	4,645	5,123	4,207
Weighted average restricted stock units outstanding	717	563	453	404
Weighted average warrants outstanding	3,151	2,418	3,151	2,418

Total weighted average anti-dilutive securities not included in diluted net loss per share	8,894	7,626	8,727	7,029

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminated the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. We adopted this guidance on January 1, 2012.

Note 3. Composition of Certain Balance Sheet Items

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable for product sales, gross	$2,041	$1,989
Allowances for discounts	(41)	(39)

Total accounts receivable	$2,000	$1,950

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Work in process	$45	$124
Finished goods inventory	194	140

Total inventory	$239	$264

Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$489	$622
Prepaid sales and marketing costs	87	91
Deposits and other current assets	279	290

Total other current assets	$855	$1,003

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Tooling	$867	$867
Computer equipment	481	481
Furniture and equipment	241	241
Leasehold improvements	76	76

Property and equipment, at cost	1,665	1,665
Less: accumulated depreciation and amortization	(1,146)	(1,031)

Property and equipment, net	$519	$634

Depreciation and amortization expense of our property and equipment was $55,000 and $64,000 for the three months ended June 30, 2012 and 2011, respectively, and $115,000 and $116,000 for the six months ended June 30, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	161	161

Intangible assets, at cost	1,308	1,308
Less: accumulated amortization	(319)	(219)

Total intangible assets, net	$989	$1,089

Amortization expense of our intangible assets was $50,000 and $44,000 for the three months ended June 30, 2012 and 2011, respectively, and $100,000 and $74,000 for the six months ended June 30, 2012 and 2011, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued product discounts, allowances and returns	$3,143	$2,908
Accrued fees and royalties	1,102	1,904
Accrued legal fees	923	507
Accrued compensation and benefits	299	427
Accrued liability to third party sales organization	—	614
Other accrued expenses	577	694

Total accrued liabilities	$6,044	$7,054

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred revenue	$497	$447
Deferred rent	129	43

Total other long-term liabilities	$626	$490

Note 4. Collaboration and License Agreements

CJ CheilJedang Corporation. In April 2012, we entered into a license agreement and a supply agreement with CJ CheilJedang Corporation (“CJ”). Under the license agreement, CJ has the exclusive right to commercialize Silenor in South Korea, subject to the receipt of marketing approval. We received an upfront license fee of $600,000 (net of applicable Korean withholding taxes of $99,000) in connection with the execution of the agreements. If Silenor is commercialized in South Korea, we will also be eligible to receive sales-based milestone payments as well as a royalty based on net sales in South Korea. CJ will be responsible for regulatory submissions for Silenor in South Korea, and governance of the collaboration will occur through a joint committee. We have also granted to CJ a right of first negotiation with respect to doxepin isomer or metabolite products we may develop in South Korea. The term of the license agreement runs through the later of the expiration of the term of our amended and restated license agreement with ProCom or 10 years from the first commercial sale of Silenor in South Korea. Either party may terminate the license agreement upon an uncured material breach by the other party, upon the bankruptcy or insolvency of the other party, or upon a force majeure event that lasts for at least 120 days. We may also terminate the license agreement upon 60 days’ prior written notice if we are unable to license rights to a third party’s intellectual property and such failure would reasonably be expected to result in a claim from such third party alleging intellectual property infringement or misappropriation.

For accounting purposes, we have determined that our agreement with CJ includes the granting of a license and the delivery of a specified level of regulatory support services over the term of the license arrangement. We believe that each of these elements has a standalone value and should therefore be treated for as a separate unit of accounting. In accordance with the accounting guidance regarding revenue recognition for multiple-element agreements, we have allocated the contract value between these two deliverables based on our estimated relative future cash flows associated with each element. Revenue allocated to each unit of accounting is recognized as the service is provided or as otherwise earned. Our statement of operations for the three and six months ended June 30, 2012 includes license fee revenues of $420,000 associated with this transaction. The remainder of the upfront payment has been included in deferred revenue and is being amortized over the period of our significant involvement under the agreement, which we are estimating to be 10 years.

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

Paladin. In June 2011, we entered into a license agreement, a supply agreement and a stock purchase agreement with Paladin Labs Inc. (“Paladin”). Under the license agreement, Paladin has the exclusive right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. Paladin will be responsible for regulatory submissions for Silenor in the licensed territories, and governance of the collaboration will occur through a joint committee. We have also granted to Paladin a right of first negotiation with respect to additional doxepin products we may develop in the licensed territories and a right of first negotiation relating to rights to develop and market Silenor as an over-the-counter medication in the licensed territories.

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

ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property incurred after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of June 30, 2012 and December 31, 2011. Capitalized amounts are being amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of June 30, 2012 and December 31, 2011. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

Other Agreements. In October 2006, we entered into a supply agreement with JRS Pharma L.P. (“JRS”), under which we purchase from JRS all of our requirements for ProSolv®HD90, an ingredient used in the formulation for Silenor. In August 2008, this supply agreement was amended to provide us with the exclusive right to use this ingredient in combination with doxepin. Pursuant to the amendment, we are obligated to pay a royalty on worldwide net sales of Silenor beginning as of the expiration of the statutory exclusivity period for Silenor in each country in which Silenor is marketed. Such royalty is only payable if one or more patents under the license agreement continue to be valid in each such country and a patent relating to our formulation for Silenor has not issued in such country.

As described more fully in Note 8, “Subsequent Events,” in July 2012 we entered into separate settlement and license agreements with Mylan, Par and Zydus to resolve the pending patent litigation between the parties involving the applications made by such other parties seeking approval to market generic versions of Silenor 3 mg and 6 mg tablets. Each of Mylan, Par and Zydus was granted the right to commercialize a generic version of Silenor in the United States on future dates that may vary depending on circumstances. In connection with the settlement and license agreement with Mylan, we entered into a manufacturing services agreement with Mylan for the supply of Silenor 3 mg and 6 mg tablets for commercial use.

Note 5. Commitments and Contingencies

Commitments

Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provided sales support to promote Silenor in the U.S. We recognized the revenue from Silenor product sales generated by the promotional efforts of P&G, and in return, were required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales on a quarterly basis during the term of the agreement. The fees due to P&G under this agreement were recognized as part of sales, general, and administrative expense. Each party was responsible for the costs of training, maintaining and operating its own sales force, and we were responsible for all other costs pertaining to the commercialization of Silenor. We terminated this agreement effective as of December 31, 2011. As a result of such termination, P&G is entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year.

In May 2012, we entered into an amendment to the agreement with P&G to modify the timing of payment of approximately $1.7 million owed to P&G as of December 31, 2011. Under this amendment, we made an initial payment to P&G of $750,000, and agreed to pay the remainder based on net sales of Silenor in the U.S. The payment will be 3% of net sales from April 1, 2012 through December 31, 2012, and 6% of such net sales thereafter. Such payment will continue until the remaining $0.9 million owed to P&G has been paid in full, subject to acceleration under certain circumstances as set forth in the amendment. Such payment is in addition to the royalty currently payable to P&G by us relating to net sales of Silenor, which continues through December 31, 2012.

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

Citadel Securities LLC. In August 2011, we entered into an at-the-market equity sales agreement with Citadel (the “Sales Agreement”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. Sales of the common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Stock Market (“Nasdaq”) under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Citadel, on the Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, we may also sell shares to Citadel as principal for Citadel’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Citadel at such time. We will pay Citadel a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the common stock subject to the Sales Agreement or (b) the termination of the Sales Agreement by us or Citadel. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party. There can be no assurance that we can or will consummate sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market. On December 13, 2011, we received a letter from the Listing Qualifications Department of Nasdaq , informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In June 2012, we received a second letter from Nasdaq notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We may regain listing compliance by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days at any time before December 10, 2012. If, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we meet the outlined requirements, Nasdaq will provide written confirmation to us that we comply with Nasdaq Marketplace Rule 5550(a)(2), unless Nasdaq exercises its discretion to extend this 10-day period pursuant to its Listing Rule 5810(c)(3)(F). If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Hearings Panel.

In addition, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to make sales under the sales agreement, or may affect the timing of and the amounts we can raise by making such sales. For example, under current SEC regulations, because the aggregate market value of our public float is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

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

Litigation

We received notices from each of Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”), Mylan, Par and Zydus that each had filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed U.S. Patent No. 6,211,229 (the “’229 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307 (the “’307 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

As described more fully in Note 8, “Subsequent Events,” in July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

We intend to vigorously enforce our intellectual property rights relating to Silenor, but cannot predict the outcome of ongoing or any future actions.

We may from time-to-time become subject to other litigation matters. Regardless of how these litigation matters are ultimately resolved, litigation could reasonably be expected to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Note 6. Share-based Compensation and Equity

We have issued and intend to continue to issue stock options, restricted stock units (“RSUs”) and restricted stock awards under our equity incentive award plans. We have equity awards outstanding under both our 2004 Equity Incentive Award Plan (the “2004 Plan”) and our 2005 Equity Incentive Award Plan (the “2005 Plan”). During 2012, we had the following types of equity awards outstanding:

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

The following table summarizes non-cash share-based compensation expense (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Included in selling, general and administrative expense	$682	$1,245	$1,370	$2,294
Included in research and development expense	—	148	—	294

Total share-based compensation expense	$682	$1,393	$1,370	$2,588

Included in these tables for 2012 is the effect of a modification of the option agreements with certain terminated employees as a result of an extension of the term of their post-employment consulting agreements. We recognized $78,000 of share-based compensation expense during 2012 as a result of these modifications.

In March 2012, our board of directors amended our Director Compensation Policy retroactively to October 1, 2011 to provide that non-employee directors receive restricted stock units in lieu of other forms of compensation for their service on our board of directors. Stock based compensation for the three and six months ended June 30, 2012 includes $164,000 and $303,000, respectively, associated with compensation of our non-employee board members. As a result of this retroactive change, $100,000 that had been included in accrued liabilities at December 31, 2011 was reclassified to additional paid-in capital during 2012.

In March 2012, the compensation committee of our board of directors determined that, in order to reduce costs, the base salaries of our executive officers would be reduced effective April 2012. The amount of such salary reduction for each executive officer will be paid to them on a quarterly basis in arrears in the form of restricted stock units. Stock based compensation for the three and six months ended June 30, 2012 includes $35,000 associated with compensation of our executive officers.

Note 7. Related Party Transaction

We have in-licensed certain intellectual property from ProCom (see Note 4, “Collaboration and License Agreements”). Royalty expense associated with this agreement is included in cost of sales and totaled $165,000 and $349,000 for the three months ended June 30, 2012 and 2011, respectively, and $300,000 and $470,000 for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, $165,000 and $239,000, respectively, is recorded in accrued liabilities for ProCom royalty payments.

As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).

Note 8. Subsequent Events

Settlement and License Agreements

On July 17, 2012, we and ProCom entered into a Settlement and License Agreement (the “Mylan Agreement”) with Mylan to resolve the pending patent litigation between the parties involving Mylan’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Pursuant to the Mylan Agreement, we entered into a Manufacturing Services Agreement (the “Mylan Supply Agreement” and collectively with the Mylan Agreement, the “Mylan Agreements”) with Mylan Pharmaceuticals, Inc. for the supply of Silenor 3 mg and 6 mg tablets for commercial use. Under the Mylan Agreement, we agreed to grant Mylan an exclusive, royalty-bearing license under the patents that are the subject of the litigation, U.S. Patent Nos. 6,211,229 and 7,915,307 (the “Litigated Patents”), to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. Such circumstances include the sale in the United States of a generic equivalent version of Silenor by a third party, and a substantial decline in Silenor prescription volume that is not within our sole control, subject to a formula included in the Mylan Agreement. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive, royalty-bearing license to sell a generic version of Silenor under Mylan’s ANDA in the United States.

The Mylan Agreement provides that we and Mylan will not pursue litigation activities related to the pending litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the pending litigation with respect to Mylan. Under the Mylan Agreement, we will make payments to Mylan in recognition of the savings inuring to us in terms of the avoidance of costs and burden associated with prosecuting the litigation. This obligation, which will be paid over a period of time, will result in a one-time expense in the third quarter of 2012. The Mylan Agreement required us and Mylan to submit the Mylan Agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution.

Under the Mylan Supply Agreement, we agreed to purchase from Mylan certain minimum amounts of our commercial requirements of Silenor 3 mg and 6 mg tablets. We also granted to Mylan a right of first negotiation with respect to the manufacture of commercial quantities of any additional branded pharmaceutical product containing doxepin as the sole active pharmaceutical ingredient, to the extent such product is to be manufactured by a third party. The initial term of the Mylan Supply Agreement is as specified in the Mylan Supply Agreement and will automatically be renewed unless terminated by either party upon prior written notice prior to the expiration of the initial term or any renewal term. We have the right to terminate the Mylan Supply Agreement upon prior written notice if a generic form of Silenor is launched in the United States or in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Silenor. Mylan has the right to terminate the Mylan Supply Agreement upon prior written notice if a generic form of Silenor is launched in the United States (other than by Mylan in breach of the Mylan Agreement). Either party may terminate the Mylan Supply Agreement in the event of a material breach of the Mylan Supply Agreement by the other party, unless the material breach is cured within a specified period after written notice, in the event of a breach of the Mylan Agreement by the other party, or in the event of a force majeure event that prevents the other party’s performance for a specified period. In addition, either party may immediately terminate the Mylan Supply Agreement upon written notice if (1) the other party is declared insolvent or bankrupt by a court of competent jurisdiction, (2) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction by the other party or (3) the Mylan Supply Agreement is assigned by such other party for the benefit of creditors.

The Mylan Agreements also contain provisions regarding indemnification, confidentiality, dispute resolution and other customary provisions for agreements of these kinds.

On July 17, 2012, we and ProCom entered into a Settlement and License Agreement (the “Par Agreement”) with Par to resolve the pending patent litigation between the parties involving Par’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Under the Par Agreement, we agreed to grant Par a non-exclusive license under the Litigated Patents to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the Litigated Patents are not infringed, invalid or unenforceable, or earlier under certain circumstances. Par will be required to pay us royalties on its net sales of such generic product until a date specified in the Par Agreement. The Par Agreement provides that we and Par will not pursue litigation activities related to the pending litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the pending litigation with respect to Par. The Par Agreement required us and Par to submit the Par Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution. The Par Agreement also contains provisions regarding indemnification, confidentiality, dispute resolution and other customary provisions for an agreement of this kind.

On July 18, 2012, we and ProCom entered into a Settlement and License Agreement (the “Zydus Agreement”) with Zydus to resolve the pending patent litigation between the parties involving Zydus Pharmaceuticals (USA), Inc.’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Under the Zydus Agreement, we agreed to grant Zydus a non-exclusive license under the Litigated Patents to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the Litigated Patents are not infringed, invalid or unenforceable, or earlier under certain circumstances. Zydus will be required to pay us royalties on its net sales of such generic product until a date specified in the Zydus Agreement. Zydus will also be required to pay to us liquidated damages specified in the Zydus Agreement under certain circumstances. The Zydus Agreement provides that we and Zydus will not pursue litigation activities related to the pending litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the pending litigation with respect to Zydus. The Zydus Agreement required us and Zydus to submit the Zydus Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution. The Zydus Agreement also contains provisions regarding indemnification, confidentiality, dispute resolution and other customary provisions for an agreement of this kind.

In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

Sale of Common Stock and Warrants

On July 24, 2012, we sold to institutional investors an aggregate of 9,422,496 shares of our common stock (the “Shares”) and warrants to purchase up to an additional 4,711,248 shares of our common stock (the “Warrants”) at a combined purchase price of $0.32 per Share and per Warrant. The Warrants have an exercise price of $0.46 per share, will be exercisable beginning six months and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The total gross proceeds from the offering were approximately $3.0 million, before deducting anticipated selling commissions and expenses of approximately $0.3 million.

Litigation with Classen Immunotherapies, Inc.

On August 1, 2012, a complaint for patent infringement was filed against us by Classen Immunotherapies, Inc. in the United States District Court for the Central District of California. The complaint alleges that we infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. We have not yet been served with the complaint. We believe that none of our activities has infringed plaintiff’s patents, and we will defend the action vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Our principal focus is on commercial activities relating to Silenor. We commercially launched Silenor in September 2010 with 110 sales representatives provided to us on an exclusive basis under our contract sales agreement with Publicis, managed by our sales management personnel, and an additional 105 sales representatives provided to us under our co-promotion agreement with The Procter & Gamble Distributing Company LLC, or P&G. In February 2011, we amended our agreement with Publicis Touchpoint Solutions, Inc., or Publicis, to have Publicis deploy for us an additional 35 sales representatives. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force to cover 25 sales territories to promote Silenor. The remainder of the Publicis sales force ceased promoting Silenor as of November 2, 2011. Our financial statements as of December 31, 2011 reflect all remaining contractual obligations owed to Publicis. In June 2012, we began reallocating our commercial resources relating to Silenor, including by eliminating 10 vacant and/or unprofitable field sales territories and focusing greater resources on other activities to better support our in-person promotional efforts.

In June 2011, we entered into agreements with Paladin Labs Inc., or Paladin, under which Paladin has the right to commercialize Silenor in Canada, South America, the Caribbean and Africa, subject to the receipt of marketing approval in each such territory. In April 2012, we entered into agreements with CJ CheilJedang Corporation, or CJ , under which CJ has the right to commercialize Silenor in South Korea, subject to the receipt of marketing approval in South Korea.

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

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through June 30, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible.

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

License and Royalty Revenue

We consider a variety of factors in determining the appropriate method of accounting for our license agreements, including whether the various deliverables within the agreement can be separated and accounted for as separate units of accounting. Where there are multiple deliverables identified within an agreement that are combined into a single unit of accounting, revenues are deferred and recognized on a straight-line basis over the expected period of performance. Where a license agreement includes multiple deliverables that are determined to have stand-alone values, we allocate arrangement consideration based on their estimated relative fair value. Revenue is recognized for each individual deliverable after there are no further performance obligations, the related consideration is fixed and determinable and collectability is reasonably assured. For deliverables with continuing performance obligations, we recognize revenue over the expected performance period using either a proportional performance or straight-line method depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under the arrangement.

We are entitled to sales-based milestone payments and royalty revenues under the terms of our license agreements. We will recognize these revenues once the earnings process is complete and payment is reasonably assured.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the allowance for prompt pay discounts was $41,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the accrual for patient discount programs was $392,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At June 30, 2012 and December 31, 2011, the accrual for distribution service fees was $224,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At June 30, 2012 and December 31, 2011, the accrual for chargebacks was $47,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter's product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At June 30, 2012 and December 31, 2011, the accrual for rebates was $1,886,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There may be a significant time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Due to this time lag, we may record adjustments to our estimated allowance over several periods, which would impact our operating results in those periods. At June 30, 2012 and December 31, 2011, the allowance for product returns was $594,000 and $255,000, respectively.

To the extent that we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we would expect product sales discounts and allowances to increase.

The following table summarizes the activity for the three months ended June 30, 2012 associated with product sales discounts and allowances, with amounts shown in thousands:

	Prompt Pay Discounts	Patient Discount Fees	Distribution Service Fees	Charge- backs and Rebates	Product Returns	Total
Balance at January 1, 2012	$39	$414	$319	$1,920	$255	$2,947
Current period provision	189	519	623	1,925	345	3,601
Payments and other credits	(187)	(541)	(718)	(1,912)	(6)	(3,364)

Balance at June 30, 2012	$41	$392	$224	$1,933	$594	$3,184

Cost of Product Sales

Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc., or ProCom.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record any significant write-downs of obsolete or excess inventory during the three or six months ended June 30, 2012.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2012 and 2011

Product Sales. Net product sales represent sales of Silenor for which we have recognized revenue, and are summarized in the following table (in thousands).

	Three Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Gross product sales	$4,879	$8,234	$(3,355)	(41%)
Sales discounts and allowances
Prompt pay discount	(101)	(164)	63	(38%)
Patient discount programs	(242)	(497)	255	(51%)
Distribution service fees	(326)	(534)	208	(39%)
Rebates and chargebacks	(1,060)	(634)	(426)	67%
Product returns and other discounts	(220)	(163)	(57)	35%

Total discounts and allowances	(1,949)	(1,992)	43	(2%)

Total net product sales	$2,930	$6,242	$(3,312)	(53%)

We recognized net product sales of $2.9 million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively. In the second quarter of 2011, we began recognizing revenue for sales of Silenor at the time of delivery of the product to our wholesale pharmaceutical distributors and our other customers resulting in a one-time increase in net product sales of $3.2 million from the recognition of previously deferred product sales revenue.

Sales discounts and allowances totaled $1.9 million for the three months ended June 30, 2012, compared to $2.0 million for the same period in 2011. As a percentage of gross sales, the discounts and allowances were 39.9% and 24.2% for the three months ended June 30, 2012 and 2011, respectively. The increase in sales discounts as a percentage of gross product sales is primarily due to the expansion of our participation in rebate programs with managed care organizations.

License Fee Revenue. License fee revenue represents revenues associated with our agreements with CJ. There were no similar revenues in the comparable prior year period.

Cost of Product Sales. Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of product sales is summarized in the following table (in thousands).

	Three Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Cost of product sales	$265	$661	$(396)	(60%)

We recognized cost of product sales of $0.3 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, relating to product sales with respect to which revenue was recognized. The decrease in cost of product sales expense was due to the decline in product sales as well as a reduction in personnel and related costs resulting from cost reduction initiatives we implemented in the fourth quarter of 2011. Gross profit was $2.7 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively. Expressed as a percentage of net product sales, gross margin was 91.0% and 89.4% for the three months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, the costs of our sales representatives, royalties paid to our former co-promotion partner, personnel costs and other promotional spending and consulting costs, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions.

Selling, general and administrative expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Sales and marketing	$1,659	$14,849	$(13,190)	(89%)
General and administrative	3,640	5,224	(1,584)	(30%)

Total selling, general and administrative expense	$5,299	$20,073	$(14,774)	(74%)

Selling and marketing expenses totaled $1.7 million and $14.8 million for the three months ended June 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $19,000 and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in our selling and marketing expenses of $13.2 million in comparison to the prior year was primarily due to the reduction in the scope of our commercial operations and marketing activities which we implemented during the fourth quarter of 2011.

General and administrative expenses totaled $3.6 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in our general and administrative expenses of $1.6 million in comparison to the prior year was primarily due to the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Research and Development Expense. Research and development expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Personnel and other costs	$—	$309	$(309)	(100)%
Share-based compensation expense	—	148	(148)	(100)%

Total research and development expense	$—	$457	$(457)	(100)%

Our most significant research and development expenses have typically consisted of salaries, benefits and share-based compensation expense related to our research and development personnel. In connection with our other cost reduction initiatives implemented during the fourth quarter of 2011, we discontinued all of our ongoing research and development activities. Previously, research and development costs were incurred in connection with ongoing process validation associated with Silenor.

Comparisons of the Six Months Ended June 30, 2012 and 2011

Product Sales. Net product sales are summarized in the following table (in thousands).

	Six Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Gross product sales	$9,272	$11,112	$(1,840)	(17%)
Sales discounts and allowances
Prompt pay discount	(189)	(219)	30	(14%)
Patient discount programs	(519)	(592)	73	(12%)
Distribution service fees	(623)	(738)	115	(16%)
Rebates and chargebacks	(1,925)	(649)	(1,276)	197%
Product returns and other discounts	(345)	(350)	5	(1%)

Total discounts and allowances	(3,601)	(2,548)	(1,053)	41%

Total net product sales	$5,671	$8,564	$(2,893)	(34%)

We recognized net product sales of $5.7 million and $8.6 million for the six months ended June 30, 2012 and 2011, respectively. In the second quarter of 2011, we began recognizing revenue for sales of Silenor at the time of delivery of the product to our wholesale pharmaceutical distributors and our other customers resulting in a one-time increase in net product sales of $3.2 million from the recognition of previously deferred product sales revenue.

Sales discounts and allowances totaled $3.6 million for the six months ended June 30, 2012, compared to $2.5 million for the same period in 2011. As a percentage of gross sales, the discounts and allowances were 38.8% and 22.9% for the six months ended June 30, 2012 and 2011, respectively. The increase in sales discounts as a percentage of gross product sales is primarily due to the expansion of our participation in rebate programs with managed care organizations.

License Fee Revenue. License fee revenue represents revenues associated with our agreements with CJ. There were no similar revenues in the comparable prior year period.

Cost of Product Sales. Cost of sales is summarized in the following table (in thousands).

	Six Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Cost of product sales	$539	$1,024	$(485)	(47%)

We recognized cost of product sales of $0.5 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively, relating to product sales with respect to which revenue was recognized. The decrease in cost of product sales expense was due to the decline in product sales as well as a reduction in personnel and related costs resulting from cost reduction initiatives we implemented in the fourth quarter of 2011. Gross profit was $5.1 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively. Expressed as a percentage of net product sales, gross margin was 90.5% and 88.0% for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are summarized in the following table (in thousands, except percentages).

	Six Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Sales and marketing	$3,471	$28,358	$(24,887)	(88%)
General and administrative	6,428	10,308	(3,880)	(38%)

Total selling, general and administrative expense	$9,899	$38,666	$(28,767)	(74%)

Selling and marketing expenses totaled $3.5 million and $28.4 million for the six months ended June 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $48,000 and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in our selling and marketing expenses of $24.9 million in comparison to the prior year was primarily due to the reduction in the scope of our commercial operations and marketing activities which we implemented during the fourth quarter of 2011. During the first quarter of 2012, we also negotiated reductions in amounts included in accounts payable at December 31, 2011 resulting in a $0.3 million reduction of selling and marketing expenses for the first quarter of 2012.

General and administrative expenses totaled $6.4 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $1.3 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in our general and administrative expenses of $3.9 million in comparison to the prior year was primarily due to the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Research and Development Expense. Research and development expenses are summarized in the following table (in thousands, except percentages).

	Six Months Ended June 30,		Change
	2012	2011	Dollar	Percent
Personnel and other costs	$—	$582	$(582)	(100)%
Share-based compensation expense	—	294	(294)	(100)%

Total research and development expense	$—	$876	$(876)	(100)%

In connection with our other cost reduction initiatives implemented during the fourth quarter of 2011, we discontinued all of our ongoing research and development activities. Previously, research and development costs were incurred in connection with ongoing process validation associated with Silenor.

Liquidity and Capital Resources

As of June 30, 2012, we had $7.1 million in cash and cash equivalents which consisted of cash on deposit at financial institutions, including funds invested in money market accounts. On July 24, 2012, we sold to institutional investors an aggregate of 9,422,496 shares of our common stock and warrants to purchase up to an additional 4,711,248 shares of our common stock at a combined purchase price of $0.32 per share and per warrant. The warrants have an exercise price of $0.46 per share, will be exercisable beginning six months and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The total gross proceeds from the offering were approximately $3.0 million, before deducting anticipated selling commissions and expenses of approximately $300,000. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

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

In August 2011, we entered into an at-the-market equity sales agreement, or sales agreement, with Citadel Securities LLC, or Citadel. However, there can be no assurance that we can or will consummate sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. We or Citadel may terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effective on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock. We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Our July 2012 offering of stock and warrants was a primary offering using one of our effective shelf registration statements on Form S-3 and was subject to this limitation. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. There can be no assurance that we would be successful in selling securities under our shelf registration statements based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market.

In December 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In June 2012, we received a second letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We may regain listing compliance by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days at any time before December 10, 2012. If, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we meet the outlined requirements, Nasdaq will provide written confirmation to us that we comply with Nasdaq Marketplace Rule 5550(a)(2), unless Nasdaq exercises its discretion to extend this 10-day period pursuant to its Listing Rule 5810(c)(3)(F). If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Hearings Panel.

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

Cash Flows

Net cash used in operating activities totaled $3.6 million for the six months ended June 30, 2012 compared to $28.4 million in the comparable prior year period. The decrease in net cash used in operating activities was primarily due to the decrease in our net loss in 2012 as compared to 2011 as a result of the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011. There was no cash flow provided or consumed by investing or financing activities during the six months ended June 30, 2012. Investing activities, principally the net maturities of our marketable securities portfolio, provided $30.8 million during the six months ended June 30, 2011. Financing activities, principally the net proceeds from the issuance of common stock, generated proceeds of $5.0 million during the same timeframe.

Litigation

We received notices from Actavis LLC and Actavis Inc., or collectively, Actavis, Mylan, Par and Zydus that each had filed with the FDA an Abbreviated New Product Application, or ANDA, for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed U.S. Patent No. 6,211,229, or the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307, or the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ’229 patent and the ’307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of ongoing or any future actions.

The continued prosecution of the lawsuit will increase our cash expenditures. Any adverse outcome in this litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminated the option for entities to present components of other comprehensive income as part of the statement of changes to stockholders equity. We adopted this guidance on January 1, 2012.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market; risks related to our settlement agreements with Mylan, Par and Zydus, including any legal or regulatory challenges to the settlement agreements by the U.S. Department of Justice and/or the U.S. Federal Trade Commission, and the outcome of any such challenges; the potential to enter into an agreement with any third party relating to over-the-counter, or OTC, rights for Silenor; our ability, together with any partner, to receive FDA approval for an OTC version of Silenor; our ability, together with our strategic advisor Stifel Nicolaus Weisel, to successfully enter into one or more transactions to enhance stockholder value; our ability to successfully hire, manage and utilize a sales force to market Silenor; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to fully utilize the sales agreement with Citadel as a source of future financings, whether due to market conditions, legal or regulatory constraints or our ability to satisfy various conditions required to sell shares under the agreement; Citadel’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the sales agreement or the occurrence of any sales under the agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensees, Paladin and CJ, for critical aspects of the commercial sales process for Silenor outside of the United States; the performance of Paladin and CJ and their adherence to the terms of their contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II – Item 1A – Risk Factors below and previously disclosed in our Annual Report on Form 10-K.

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

While our cash and cash equivalents at June 30, 2012 consisted primarily of cash, the primary objective of our investment activities, if any, is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk has been interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in cash, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our holdings in cash. If our cash balance increases significantly relative to our cash needs, we may also invest in cash equivalents and marketable securities such as money market funds and United States government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We received notices from Actavis, Mylan, Par, and Zydus that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ’229 patent and the ’307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ’229 patent and the ’307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We do not know when there will be a court decision on the merits in any of these cases. We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of ongoing or any future actions.

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

On July 24, 2012, we sold to institutional investors an aggregate of 9,422,496 shares of our common stock and warrants to purchase up to an additional 4,711,248 shares of our common stock at a combined purchase price of $0.32 per share and per warrant. The warrants have an exercise price of $0.46 per share, will be exercisable beginning six months and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The total gross proceeds from the offering were approximately $3.0 million, before deducting anticipated selling commissions and expenses of approximately $300,000. In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC, or Citadel. However, there can be no assurance that we can or will consummate sales under the agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Our July 2012 offering of stock and warrants was a primary offering using one of our effective shelf registration statements on Form S-3 and was subject to this limitation.

At June 30, 2012 we had cash and cash equivalents totaling $7.1 million. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any litigation expenses we may incur.

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our needs for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Prior to December 31, 2011, revenues we received from sales of Silenor largely depended upon the efforts of sales representatives employed by P&G, and Publicis. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor. In June 2012, we began reallocating our commercial resources relating to Silenor, including by eliminating 10 vacant and/or unprofitable field sales territories, and focusing greater resources on other activities to better support our in-person promotional efforts. We are now solely relying on our limited number of sales representatives to market and sell Silenor, and our sales in the short term may suffer as we make this transition and may continue to suffer in the long term if such transition is not successful. In addition, our strategy of focusing on an overall smaller, but more concentrated, geography may not be successful.

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

We received notices from each of Actavis, Mylan, Par, and Zydus, that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and our licensor for the ‘229 patent, ProCom, entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ’229 patent and the ’307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of ongoing or any future actions. Any adverse outcome in ongoing or any future actions could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Such events could also significantly impact our ability to continue as a going concern.

Certain pharmaceutical companies’ patent settlement agreements with generic pharmaceutical companies have been challenged by the U.S. Federal Trade Commission alleging a violation of Section 5(a) of the Federal Trade Commission Act. Our settlement agreements with Mylan, Par and Zydus, or any other patent settlement agreement that we may enter into with any generic pharmaceutical company, may be subject to similar challenges, which will be both expensive and time consuming and may render such settlement agreements unenforceable. In addition, legislation has been proposed by Congress that, if passed, would subject patent settlement agreements to further restrictions.

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

While this legislation will, over time, increase the number of patients who have insurance coverage for our products, it also is likely to adversely affect our results of operations. Although this legislation was recently upheld by the U.S. Supreme Court, it is possible that it may be modified or repealed in the future. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and/or requiring prior authorization by the state program. It is likely that federal and state legislatures and health agencies will continue to focus on additional healthcare reform in the future.

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

A number of companies are marketing reformulated versions of previously approved GABA-receptor agonists. For example, in November 2011, Transcept Pharmaceuticals, Inc. received approval from the FDA for Intermezzo, a low-dose sublingual tablet formulation of zolpidem. Transcept and Purdue Pharmaceutical Products L.P. have entered into an exclusive U.S. license and collaboration agreement to commercialize Intermezzo, which was launched by Purdue in April 2012. Meda AB and Orexo AB launched Edluar, formerly known as Sublinox, a sublingual tablet formulation of zolpidem, in the third quarter of 2009. ECR Pharmaceuticals Company, Inc., a wholly owned subsidiary of Hi-Tech Pharmacal Co., Inc., launched NovaDel Pharma, Inc.’s ZolpiMist, an oral mist formulation of zolpidem, in the United States in February 2011.

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

Upon the expiration of, or successful challenge to, our patents or licenses covering Silenor, generic competitors may introduce a generic version of Silenor at a lower price. Some generic manufacturers have also demonstrated a willingness to launch generic versions of branded products before the final resolution of related patent litigation, known as an “at-risk launch”. A launch of a generic version of Silenor could have a material adverse effect on our business and we could suffer a significant loss of sales and market share in a short period of time.

We received notices from Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ’229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ’307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ’229 patent and the ’307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of ongoing or any future actions. Any adverse outcome in ongoing or any future actions could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to continue as a going concern.

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

We do not manufacture Silenor, and we do not plan to develop any capacity to do so. We have a contract with Patheon Pharmaceuticals Inc. to manufacture our future required clinical supplies, if any, of Silenor, and we have a contract with Patheon to manufacture our commercial supplies of Silenor. In addition, in connection with our settlement agreement with Mylan, in July 2012 we entered into an agreement with Mylan to manufacture our commercial supplies of Silenor for the United States. We have also entered into agreements with Plantex USA, Inc. to manufacture our supply of doxepin API and with Anderson Packaging, Inc. to package Silenor finished products.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In connection with our supply agreement with Mylan, the FDA must approve Mylan’s facilities and processes prior to our use of commercial products supplied by Mylan, which could require new testing and compliance inspections. In addition, Mylan will have to be educated in or independently develop the processes necessary for production.

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

Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of our supply of Silenor. In addition, once Mylan’s supply of commercial quantities of Silenor is approved by the FDA, we will be required to procure minimum percentages of our U.S. commercial requirements of Silenor from Mylan, which could limit our flexibility with respect to supply and inventory management. Except for the dual supply of Silenor commercial requirements from Mylan and Patheon, we do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for production.

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

We, Paladin, CJ or any other future licensee may never receive approval or commercialize Silenor outside of the United States, or our or their activities may not be effective or in compliance with applicable laws.

We have licensed to Paladin the rights to commercialize Silenor in Canada, South America, the Caribbean and Africa, and we have licensed to CJ the rights to commercialize Silenor in South Korea. Silenor has not been approved for marketing in any jurisdiction outside of the United States. Paladin and CJ will be responsible for regulatory submissions for Silenor in their respective licensed territories and will have the exclusive right to commercialize Silenor in such licensed territories. Paladin’s New Drug Submission filing in Canada was accepted for review by Health Canada in February 2012, but there is no assurance regulatory approval will be obtained in Canada or any of the other licensed territories. We may license rights to Silenor or other future products to others for territories outside the United States in the future.

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

In addition, any revenues we receive from sales of Silenor outside the United States will likely depend upon the efforts of Paladin, CJ or any other future licensees, as applicable, which will not be within our control. If we are unable to maintain our license agreements or to effectively establish alternative arrangements to market such products, or if Paladin, CJ or any future licensees do not perform adequately under such agreements or arrangements or comply with applicable laws, our business could be adversely affected and we could be subject to regulatory sanctions.

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

In June 2012, we received a second letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We may regain listing compliance by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days at any time before December 10, 2012. If, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we meet the outlined requirements, Nasdaq will provide written confirmation to us that we comply with Nasdaq Marketplace Rule 5550(a)(2), unless Nasdaq exercises its discretion to extend this 10-day period pursuant to its Listing Rule 5810(c)(3)(F).

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

Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, on July 24, 2012, we sold to institutional investors an aggregate of 9,422,496 shares of our common stock and warrants to purchase up to an additional 4,711,248 shares of our common stock at a combined purchase price of $0.32 per share and per warrant. The warrants have an exercise price of $0.46 per share, will be exercisable beginning six months and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The total gross proceeds from the offering were approximately $3.0 million, before deducting anticipated selling commissions and expenses of approximately $300,000. In addition, in August 2011 we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent, of which we have sold $0.8 million to date. Sales of the common stock made pursuant to the sales agreement, if any, will be made on the Nasdaq Stock Market, or Nasdaq, under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. However, there can be no assurance that we can or will consummate such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market.

In December 2011, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In June 2012, we received a second letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We may regain listing compliance by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days at any time before December 10, 2012. If, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we meet the outlined requirements, Nasdaq will provide written confirmation to us that we comply with Nasdaq Marketplace Rule 5550(a)(2), unless Nasdaq exercises its discretion to extend this 10-day period pursuant to its Listing Rule 5810(c)(3)(F). If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Hearings Panel.

In addition, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to undertake certain types of financing activities, including sales under the sales agreement, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Our July 2012 offering of stock and warrants was a primary offering using one of our effective shelf registration statements on Form S-3 and was subject to this limitation.

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

In December 2011 we hired Stifel Nicolaus Weisel as a strategic advisor to assist us in identifying and evaluating strategies to maximize stockholder value by leveraging our rights in Silenor. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our needs for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

We may not be able to sell shares of our common stock under our equity sales agreement with Citadel at times, prices or quantities that we desire and if such sales do occur, they may result in dilution to our existing stockholders.

In August 2011, we entered into the sales agreement with Citadel. Under the terms of the sales agreement, Citadel will use its commercially reasonable efforts to sell shares of our common stock designated by us. However, there can be no assurance that we can or will consummate such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on the Nasdaq Capital Market.

In December 2011, we received a letter from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In June 2012, we received a second letter from the Listing Qualifications Department of Nasdaq notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We may regain listing compliance by maintaining a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days at any time before December 10, 2012. If, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we meet the outlined requirements, Nasdaq will provide written confirmation to us that we comply with Nasdaq Marketplace Rule 5550(a)(2), unless Nasdaq exercises its discretion to extend this 10-day period pursuant to its Listing Rule 5810(c)(3)(F). If compliance is not demonstrated within the applicable compliance period, Nasdaq will notify us that our securities will be delisted from the Nasdaq Capital Market. However, we may appeal Nasdaq’s determination to delist our securities to a Hearings Panel. During any appeal process, shares of our common stock would continue to trade on the Nasdaq Capital Market.

In addition, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to make sales under the sales agreement, or may affect the timing of and the amounts we can raise by making such sales. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates (our “public float”), is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

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

We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $2.2 million for the three months ended June 30, 2012, and have accumulated losses totaling $280.4 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate sufficient revenues relative to our operating expenses to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues are not sufficient or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	the scope and effectiveness of commercial activities relating to Silenor or any other product that we may commercialize, alone or with a collaborator;

•	commercial activities of our competitors;

•	our entering into collaborations;

•	developments in our current intellectual property lawsuit with Actavis;

•	any other intellectual property infringement lawsuit in which we may become involved;

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of any product candidate that we develop;

•	non-cash charges which we incur, including relating to share-based compensation; and

•	regulatory developments.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through June 30, 2012, the trading prices for our common stock have ranged from a high of $21.24 to a low of $0.18.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	variations in our quarterly operating results;

•	events affecting our existing license agreements, and any future collaborations or other strategic transactions, commercial agreements and grants;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	developments in our current intellectual property lawsuit with Actavis;

•	any other intellectual property infringement lawsuit in which we may become involved;

•	regulatory approval or other changes in the regulatory status of our products or product candidates;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	our ability to maintain our listing on the Nasdaq Capital Market;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

4.7(8)	Warrant issued to Silicon Valley Bank dated December 19, 2012

4.8(8)	Warrant issued to Oxford Finance LLC dated December 19, 2012

4.9(7)	Warrant issued to Silicon Valley Bank dated August 2, 2011

4.10(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

4.11(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

10.1(9)	License Agreement between the Registrant and CJ CheilJedang Corporation dated April 26, 2012

10.2(10)	Supply Agreement between the Registrant and CJ CheilJedang Corporation dated April 26, 2012

10.3(11)	Letter agreement dated May 11, 2012, between the Registrant and The Procter & Gamble Distributing Company LLC

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRLTaxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.

(8)	Filed with Registrant’s Annual Report on Form 10-K on March 9, 2012.

(9) †	Filed with Registrant’s Current Report on Form 8-K/A on May 17, 2012

(10) †	Filed with Registrant’s Current Report on Form 8-K on May 2, 2012

(11)	Filed with Registrant’s Current Report on Form 8-K on May 15, 2012

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: August 8, 2012	/s/ Richard W. Pascoe
Richard W. Pascoe President and Chief Executive Officer (Principal Executive Officer)
Dated: August 8, 2012

/s/ Tran B. Nguyen
Tran B. Nguyen Senior Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)