Form 10-Q
period 2012-09-30
Somaxon Pharmaceuticals, Inc.
filed 2012-11-01
CIK 1339455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-51665

Somaxon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0161599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Stevens Avenue, Suite 200, Solana Beach CA	92075
(Address of principal executive offices)	(Zip Code)

(858) 876-6500

(Registrant’s telephone number, including area code)

10935 Vista Sorrento Parkway, Suite 250, San Diego CA 92130

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 19, 2012 was 7,191,344.

SOMAXON PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2012

SOMAXON PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOMAXON PHARMACEUTICALS

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,156	$10,668
Current portion of restricted cash	50	50
Accounts receivable, net	1,290	1,950
Inventory	251	264
Other current assets	586	1,003

Total current assets	10,333	13,935

Long-term portion of restricted cash	—	201
Property and equipment, net	413	634
Intangible assets, net	940	1,089
Other long-term assets	43	—

Total assets	$11,729	$15,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,676	$1,774
Accrued liabilities	5,408	7,054

Total current liabilities	7,084	8,828

Paragraph IV settlement obligation	1,500	—
Other long-term liabilities	485	490

Total liabilities	9,069	9,318

Commitments and contingencies (see Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 25,000 shares authorized; 7,191 and 6,007 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	287,576	282,672
Accumulated deficit	(284,917)	(276,132)

Total stockholders’ equity	2,660	6,541

Total liabilities and stockholders’ equity	$11,729	$15,859

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Net product sales	$2,134	$3,676	$7,805	$12,240
License fee revenue	—	—	420	—

Total revenues	2,134	3,676	8,225	12,240

Operating costs and expenses
Cost of product sales	240	454	779	1,478
Selling, general and administrative	4,377	18,101	14,276	56,767
Paragraph IV settlement	2,000	—	2,000	—
Research and development	—	242	—	1,118

Total operating costs and expenses	6,617	18,797	17,055	59,363

Loss from operations	(4,483)	(15,121)	(8,830)	(47,123)
Interest and other expense	—	(1,925)	—	(1,925)
Interest and other income	14	15	45	30

Net loss	$(4,469)	$(17,031)	$(8,785)	$(49,018)

Basic and diluted net loss per share	$(0.65)	$(2.86)	$(1.39)	$(8.52)

Shares used to calculate net loss per share	6,897	5,954	6,310	5,755

Comprehensive loss
Net loss	$(4,469)	$(17,031)	$(8,785)	$(49,018)
Unrealized gain/(loss) in short-term investments	—	—	—	1

Comprehensive loss	$(4,469)	$(17,031)	$(8,785)	$(49,017)

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(8,785)	$(49,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,954	4,256
Depreciation and amortization of property and equipment	221	203
Amortization of intangible assets	149	124
Amortization of investment discount	—	148
Accretion of debt discount and issuance costs	—	950
Realized gain on sale of short-term investments	—	1
Changes in operating assets and liabilities:
Accounts receivable	660	3,463
Inventory	13	(69)
Other assets	374	(288)
Accounts payable	(98)	(883)
Accrued liabilities	(1,546)	3,857
Other long-term liabilities	1,495	(2,971)

Net cash used in operating activities	(5,563)	(40,227)

Cash flows from investing activities
Change in restricted cash	201	(250)
Purchases of property and equipment	—	(413)
Payments for intangible assets	—	(161)
Purchases of marketable securities	—	(3,508)
Sales and maturities of marketable securities	—	37,232

Net cash provided by investing activities	201	32,900

Cash flows from financing activities
Issue common stock and warrants, net of costs	2,850	5,547
Net proceeds from issuance of debt	—	14,752
Exercise of stock options	—	1

Net cash provided by financing activities	2,850	20,300

(Decrease) increase in cash and cash equivalents	(2,512)	12,973
Cash and cash equivalents at beginning of the period	10,668	21,008

Cash and cash equivalents at end of the period	$8,156	$33,981

Non-cash investing and financing activities
Issuance of warrant pursuant to loan agreement	$—	$701
Supplemental cash flow information
Issuance of restricted stock units to settle obligations	$100	$—
Cash paid for interest	$—	$94

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	6,007	$1	$282,672	$(276,132)	$6,541
Net loss	—	—	—	(8,785)	(8,785)
Issue common stock and warrants	1,178	—	2,850	—	2,850
Issue common stock pursuant to vesting of restricted stock units	6	—	—	—	—
Issue restricted stock units to settle obligations	—	—	100	—	100
Share-based compensation expense	—	—	1,954	—	1,954

Balance at September 30, 2012	7,191	$1	$287,576	$(284,917)	$2,660

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

SOMAXON PHARMACEUTICALS, INC.

Note 1. Organization and Interim Financial Information

Business Activities

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

The Company effected a one-for-eight reverse stock split of its outstanding common stock on October 11, 2012. The accompanying unaudited condensed financial statements give retroactive effect to the reverse stock split for all periods presented.

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

SOMAXON PHARMACEUTICALS, INC.

We are solely responsible for the costs relating to the sales and marketing of Silenor in the United States. As a result, commercial activities relating to Silenor are likely to result in the need for substantial additional funds. On July 24, 2012, we raised gross proceeds of $3.0 million, before deducting selling commissions and expenses, by selling an aggregate of approximately 1.2 million shares of our common stock and warrants to purchase up to approximately 0.6 million additional shares of our common stock to a group of institutional investors. In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC (“Citadel”). However, there can be no assurance that we can or will consummate sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or the Company is permitted to terminate the sales agreement at any time. Sales of shares pursuant to the sales agreement will have a dilutive effect on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float. Our July 2012 offering of stock and warrants was a primary offering using one of our effective shelf registration statements on Form S-3 and was subject to this limitation.

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

SOMAXON PHARMACEUTICALS, INC.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Investments with maturities at the date of purchase greater than three months are classified as marketable securities. At September 30, 2012 and December 31, 2011, our cash and cash equivalents consisted of cash on deposit at financial institutions, which included funds invested in money market accounts.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.

Concentration of Credit Risk, Significant Customers and Sources of Supply

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain accounts in federally insured financial institutions in excess of federally insured limits. Some of these funds are invested in money market funds that are not federally insured. However, management believes we are not exposed to significant credit risk due to the financial positions of the depository institutions in which these deposits are held and of the money market funds in which these investments are made. Additionally, we have established guidelines regarding the diversification of our investments and their maturities that are designed to maintain safety and liquidity.

We sell our product primarily to established wholesale distributors in the pharmaceutical industry. The following table sets forth customers who represented 10% or more of our product sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
AmerisourceBergen	11%	15%	16%	13%
Cardinal Health	49%	49%	39%	47%
McKesson	37%	31%	42%	35%

The majority of our accounts receivable balance as of September 30, 2012 and December 31, 2011 represents amounts due from these three wholesale distributors. Credit is extended based on an evaluation of the customer’s financial condition. Based upon the review of these factors, we did not record an allowance for doubtful accounts at September 30, 2012 or December 31, 2011.

We rely on third-party manufacturers for the production of Silenor and single source third-party suppliers to manufacture key components of Silenor. If our third-party manufacturers are unable to continue manufacturing Silenor, or if we lost our single source suppliers used in the manufacturing process, we may not be able to meet market demand for our product.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. We did not record any significant write-downs for potentially obsolete or excess inventory during the three or nine months ended September 30, 2012 or 2011.

Intangible Assets

Our intangible assets consist of the costs incurred to in-license our product and technology development costs relating to our websites. Prior to the FDA approval of our NDA for Silenor, we had expensed all license fees and milestone payments for acquired development and commercialization rights to operations as incurred since the underlying technology

SOMAXON PHARMACEUTICALS, INC.

associated with these expenditures related to our research and development efforts and had no alternative future use at the time. Costs related to our intellectual property are capitalized once technological feasibility has been established. Capitalized amounts are amortized on a straight line basis over the expected life of the intellectual property. License fees began being amortized upon the first sale of Silenor to our wholesaler in August 2010 and are being amortized over approximately ten years. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and will be amortized over the expected life of the product associated with the website once the asset is placed in service, which we estimate to be approximately 10 years. Costs incurred for other intangible assets to be used primarily on our website are capitalized and amortized over the expected useful life, which we estimate to be two years. The carrying values of our intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. Our results of operations for the three and nine months ended September 30, 2012 and 2011 do not reflect any write-downs associated with the potential impairment of our intangible assets.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through September 30, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible. Based on the expiration date of the Silenor product that we sold at launch, the first date that such product could be returned to us under our returned goods policy is November 1, 2012.

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

Prior to the second quarter of 2011, we were unable to reasonably estimate returns. We therefore deferred revenue recognition until the right of return no longer existed, which was the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation, industry data regarding product return rates, and tracked the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell-down of our launch inventory. During the second quarter of 2011, the sell-down of our launch inventory was completed, which we believe demonstrated sufficient market acceptance of our product for purposes of our revenue recognition analysis. In addition, since product launch, we have sold product to wholesale pharmaceutical distributors at standard commercial terms utilized in the industry. As a result, we believe we can analogize to industry data regarding product return rates. Based on the sell-down of our launch inventory and the industry and internal data gathered, we believe we have the information needed to reasonably estimate product returns. As a result, in the second quarter of 2011, we began recognizing revenue for Silenor sales at the time of delivery of the product to wholesale pharmaceutical distributors and our other customers.

License and Royalty Revenue

We consider a variety of factors in determining the appropriate method of accounting for our license agreements, including whether the various deliverables within the agreement can be separated and accounted for as separate units of accounting. Where there are multiple deliverables identified within an agreement that are combined into a single unit of

SOMAXON PHARMACEUTICALS, INC.

accounting, revenues are deferred and recognized over the expected period of performance. Where a license agreement includes multiple deliverables that are determined to have stand-alone value, we allocate arrangement consideration based on their estimated relative fair value. Revenue is recognized for each individual deliverable after there are no further performance obligations, the related consideration is fixed and determinable and collectability is reasonably assured. For deliverables with continuing performance obligations, we recognize revenue over the expected performance period using either a proportional performance or straight-line method depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under the arrangement.

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

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the allowance for prompt pay discounts was $26,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the accrual for patient discount programs was $316,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the accrual for distribution service fees was $186,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third-party information. At September 30, 2012 and December 31, 2011, the accrual for chargebacks was $41,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At September 30, 2012 and December 31, 2011, the accrual for rebates was $1,682,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There is a time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Changes in facts and circumstances arising during this interval may result in adjustments to

SOMAXON PHARMACEUTICALS, INC.

our estimated allowance being recorded over several periods, which would impact our operating results in those periods. At September 30, 2012 and December 31, 2011, the allowance for product returns was $774,000 and $255,000, respectively. Based on the expiration date of the Silenor product that we sold at launch, the first date that such product could be returned to us under our returned goods policy is November 1, 2012. If actual results vary from our estimates, we would adjust these estimates, which would have an effect on net product revenue in the period of adjustment.

Cost of Product Sales

Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc. (“ProCom”).

Share-Based Compensation Expense

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. We estimate the grant date fair value for our stock option awards using the Black-Scholes valuation model which requires the use of multiple subjective inputs, including estimated future volatility and the expected terms of the stock option awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate the volatility of our stock price. Consequently, we estimate expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. The expected term for stock options is estimated using guidance provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.

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

Income Taxes

Our income tax expense would consist of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for the future tax consequences attributable to tax credits and loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, we have established a valuation allowance to fully reserve our net deferred tax assets. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income. In addition, the state of California has currently suspended the use of net operating loss carryforwards to offset taxable income

Net Loss per Share

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

SOMAXON PHARMACEUTICALS, INC.

Net loss per share was determined as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(4,469)	$(17,031)	$(8,785)	$(49,018)

Denominator:
Weighted average common shares outstanding	6,897	5,954	6,310	5,755

Per share calculation:
Basic and diluted net loss per share	$(0.65)	$(2.86)	$(1.39)	$(8.52)

Weighted average anti-dilutive securities not included in diluted net loss per share calculation:
Weighted average stock options outstanding	608	589	629	547
Weighted average restricted stock units outstanding	163	71	92	57
Weighted average warrants outstanding	829	349	542	318

Total weighted average anti-dilutive securities not included in diluted net loss per share	1,600	1,009	1,263	922

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance which amended existing guidance related to the presentation of comprehensive income. We adopted this guidance on January 1, 2012. We currently present comprehensive income (loss) consecutive to the presentation of net income (loss) within one continuous Condensed Statements of Operations and Comprehensive Loss for all periods presented. In December 2011, the FASB deferred a portion of the comprehensive income guidance for the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation guidance.

Note 3. Composition of Certain Balance Sheet Items

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable for product sales, gross	$1,316	$1,989
Allowances for discounts	(26)	(39)

Total accounts receivable	$1,290	$1,950

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Work in process	$59	$124
Finished goods inventory	192	140

Total inventory	$251	$264

SOMAXON PHARMACEUTICALS, INC.

Other Current Assets

Other current assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses	$238	$713
Deposits and other current assets	348	290

Total other current assets	$586	$1,003

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Tooling	$867	$867
Computer equipment	481	481
Furniture and equipment	241	241
Leasehold improvements	76	76

Property and equipment, at cost	1,665	1,665
Less: accumulated depreciation and amortization	(1,252)	(1,031)

Property and equipment, net	$413	$634

Depreciation and amortization expense of our property and equipment was $106,000 and $87,000 for the three months ended September 30, 2012 and 2011, respectively, and $221,000 and $203,000 for the nine months ended September 30, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
License fees	$1,000	$1,000
Technology development costs relating to websites	147	147
Other intangible assets	161	161

Intangible assets, at cost	1,308	1,308
Less: accumulated amortization	(368)	(219)

Total intangible assets, net	$940	$1,089

Amortization expense of our intangible assets was $49,000 and $50,000 for the three months ended September 30, 2012 and 2011, respectively, and $149,000 and $124,000 for the nine months ended September 30, 2012 and 2011, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued product discounts, allowances and returns	$2,999	$2,908
Accrued fees and royalties	950	1,904
Accrued legal fees	426	507
Accrued compensation and benefits	267	427
Accrued liability to third party sales organization	—	614
Other accrued expenses	766	694

Total accrued liabilities	$5,408	$7,054

SOMAXON PHARMACEUTICALS, INC.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue	$485	$447
Deferred rent	—	43

Total other long-term liabilities	$485	$490

Note 4. License Agreements

ProCom. In August 2003, we entered into an exclusive worldwide in-license agreement with ProCom to develop and commercialize Silenor for the treatment of insomnia. This agreement was amended and restated in September 2010. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2020. The license agreement is terminable by us at any time with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings. Costs related to the licensed intellectual property incurred after approval of the Silenor NDA by the FDA in March 2010 have been capitalized and included in intangibles in our balance sheet as of September 30, 2012 and December 31, 2011. Capitalized amounts are being amortized on a straight line basis over approximately ten years. Royalty payments due under the terms of the agreement are recorded in accrued liabilities as of September 30, 2012 and December 31, 2011. The royalty payments are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue.

Royalty expense associated with this agreement totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.2 million and $0.7 million for the comparable prior year periods. At September 30, 2012 and December 31, 2011, $0.1 million and $0.2 million, respectively, is recorded in accrued liabilities for ProCom royalty payments.

Note 5. Other Collaborative Agreements

Settlement and License Agreements. In July 2012 we entered into separate settlement and license agreements with Mylan Pharmaceuticals Inc. and Mylan, Inc. (collectively, “Mylan”), Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, “Par”), and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila), (collectively, “Zydus”) to resolve the pending patent litigation between the parties involving the applications made by such parties seeking approval to market generic versions of Silenor 3 mg and 6 mg tablets. Each of Mylan, Par and Zydus was granted the right to commercialize a generic version of Silenor in the United States on future dates that may vary depending on circumstances. We will be eligible to receive royalties under each of the settlement and license agreements. See Note 7, “Paragraph IV Settlement.”

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

SOMAXON PHARMACEUTICALS, INC.

For accounting purposes, we have determined that our agreement with CJ requires several deliverables including the granting of a license, the delivery of a specified level of regulatory support services over the term of the license arrangement and manufacturing and product supply. We believe that the license and regulatory support service elements have a standalone value and should therefore be treated as separate units of accounting. In accordance with the accounting guidance regarding revenue recognition for multiple-element agreements, we have allocated the contract value between these two deliverables based on their relative fair values determined based on our estimate of the future cash flows associated with each element. Revenue allocated to each unit of accounting is recognized as the service is provided or as otherwise earned. Our statement of operations for the nine months ended September 30, 2012 includes license fee revenues of $420,000 associated with this transaction. The remainder of the upfront payment has been included in deferred revenue and is being amortized over the period of our significant involvement under the agreement, which we are estimating to be 10 years.

In connection with the license agreement, we also entered into a supply agreement, under which we will supply CJ with all of its requirements for Silenor for a per-unit transfer price during the term of the license agreement or until CJ procures its own supply of Silenor. CJ may terminate the supply agreement upon 10 business days’ notice if we are materially unable to supply Silenor to CJ’s requirements as defined in the supply agreement, and upon 10 business days’ notice in the event that the per-unit transfer price under the agreement exceeds a price specified in the supply agreement. We and CJ will mutually agree to terminate the supply agreement at any time if CJ enters into a direct contractual relationship with our manufacturer of Silenor. We may terminate the supply agreement upon 90 days prior written notice if there is a regulatory change or safety consideration that would have a material adverse effect on the global supply chain and at any time on six months’ prior notice after final FDA approval of a generic competing product for Silenor in the U.S. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to CJ, together with associated royalties on net sales of the product, will be recognized as revenue for the supply element when earned.

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

SOMAXON PHARMACEUTICALS, INC.

Note 6. Commitments and Contingencies

Commitments

Facility Lease. In August 2012, we entered into an operating lease arrangement to lease approximately 4,595 rentable square feet of office space located in Solana Beach, California, which we use as our corporate headquarters. The lease commenced in September 2012, and will expire in September 2014. The monthly rent is approximately $14,000, which will increase by 3.0% annually after the first year of the term of the lease. We recognize rent expense on a straight-line basis over the lease term. We will be responsible for the cost of all of the utilities of the leased premises, and beginning in 2014, we will also be responsible for additional rent consisting of our proportional share of any increased operating costs at the site. We were required to provide a security deposit of $43,000 upon signing the lease, which is included in other long-term assets in the accompanying Condensed Balance Sheets.

In August 2012, we also entered into a lease termination agreement associated with our previous headquarters (the “Old Lease”). Under the Termination Agreement, the Old Lease expired on September 7, 2012 rather than the original expiration date of December 24, 2016. In exchange for the termination of the Old Lease, we forfeited to the landlord a standby letter of credit in the amount of $200,000 provided to the landlord as a deposit in connection with the execution of the Old Lease. We have no remaining obligations associated with the Old Lease. The costs associated with the termination of the Old Lease were not material and have been included in selling, general and administrative expenses in our condensed statements of operations and comprehensive loss for the nine months ended September 30, 2012.

Procter & Gamble. In August 2010, we entered into a co-promotion agreement with P&G under which P&G provided sales support to promote Silenor in the U.S. We recognized the revenue from Silenor product sales generated by the promotional efforts of P&G, and in return, were required to pay P&G a fixed fee and a royalty fee as a percentage of U.S. net sales on a quarterly basis during the term of the agreement. The fees due to P&G under this agreement were recognized as part of selling, general, and administrative expense. Each party was responsible for the costs of training, maintaining and operating its own sales force, and we were responsible for all other costs pertaining to the commercialization of Silenor. We terminated this agreement effective as of December 31, 2011. As a result of such termination, P&G is entitled to a low single digit royalty on net sales of Silenor for the 2012 fiscal year.

In May 2012, we entered into an amendment to the agreement with P&G to modify the timing of payment of approximately $1.7 million owed to P&G as of December 31, 2011. Under this amendment, we made an initial payment to P&G of $0.8 million and agreed to pay the remainder based on net sales of Silenor in the United States. The payment will be 3% of net sales from April 1, 2012 through December 31, 2012, and 6% of such net sales thereafter. Such payment will continue until the remaining $0.9 million owed to P&G has been paid in full, subject to acceleration under certain circumstances as set forth in the amendment. Such payment is in addition to the royalty currently payable to P&G by us relating to net sales of Silenor, which continues through December 31, 2012.

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

SOMAXON PHARMACEUTICALS, INC.

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

On October 5, 2012, our stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-8, and a decrease in the number of authorized shares of our common stock to 25,000,000 shares, subject to the authority of our Board of Directors’ to abandon such amendment. On October 10, 2012, our Board of Directors authorized such amendment, and we filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Delaware on October 11, 2012. The reverse stock split became effective as the close of trading on Nasdaq on October 11, 2012, and our common stock began trading on a post-split basis beginning on October 12, 2012. On October 26, 2012, we received notice from Nasdaq indicating that because we had maintained a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with Nasdaq Marketplace Rule 5550(a)(2).

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

Litigation

Litigation with Actavis, Inc., Mylan, Par and Zydus

We received notices from each of Actavis Elizabeth LLC and Actavis Inc. (collectively, “Actavis”), Mylan, Par and Zydus that each had filed with the FDA an Abbreviated New Drug Application (“ANDA”) for a generic version of Silenor 3 mg and 6 mg tablets. The notices included “paragraph IV certifications” with respect to eight of the nine patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for Silenor. A paragraph IV certification is a certification by a generic applicant that in the opinion of that applicant, the patent(s) listed in the Orange Book for a branded product are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the generic product.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed U.S. Patent No. 6,211,229 (the “‘229 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307 (the “‘307 patent”) by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

SOMAXON PHARMACEUTICALS, INC.

As described more fully in Note 7, “Paragraph IV Settlements,” in July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

Litigation with Classen Immunotherapies, Inc.

On August 1, 2012, a complaint for patent infringement was filed against us by Classen Immunotherapies, Inc. in the United States District Court for the Central District of California. The complaint alleges that we infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. Although we believe that none of our activities has infringed plaintiff’s patents, and we will defend the action vigorously, we cannot predict the future outcome of this matter.

Other Litigation

We may from time-to-time become subject to other litigation matters. Regardless of how these litigation matters are ultimately resolved, litigation could reasonably be expected to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Note 7. Paragraph IV Settlements

On July 17, 2012, we and ProCom entered into a Settlement and License Agreement (the “Mylan Agreement”) with Mylan to resolve the patent litigation between the parties involving Mylan’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Pursuant to the Mylan Agreement, we entered into a Manufacturing Services Agreement (the “Mylan Supply Agreement” and collectively with the Mylan Agreement, the “Mylan Agreements”) with Mylan Pharmaceuticals, Inc. for the supply of Silenor 3 mg and 6 mg tablets for commercial use. Under the Mylan Agreement, we agreed to grant Mylan an exclusive, royalty-bearing license under the patents that were the subject of the litigation, U.S. Patent Nos. 6,211,229 and 7,915,307 (the “Litigated Patents”), to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. Such circumstances include the sale in the United States of a generic equivalent version of Silenor by a third party, and a substantial decline in Silenor prescription volume that is not within our sole control, subject to a formula included in the Mylan Agreement. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive, royalty-bearing license to sell a generic version of Silenor under Mylan’s ANDA in the United States.

The Mylan Agreement provides that we and Mylan will not pursue litigation activities related to the litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the litigation with respect to Mylan. The Mylan Agreement required us and Mylan to submit the Mylan Agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution.

Under the Mylan Supply Agreement, we agreed to purchase from Mylan certain minimum amounts of our commercial requirements of Silenor 3 mg and 6 mg tablets. We also granted to Mylan a right of first negotiation with respect to the

SOMAXON PHARMACEUTICALS, INC.

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

On July 17, 2012, we and ProCom entered into a Settlement and License Agreement (the “Par Agreement”) with Par to resolve the patent litigation between the parties involving Par’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Under the Par Agreement, we agreed to grant Par a non-exclusive license under the Litigated Patents to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the Litigated Patents are not infringed, invalid or unenforceable, or earlier under certain circumstances. Par will be required to pay us royalties on its net sales of such generic product until a date specified in the Par Agreement. The Par Agreement provides that we and Par will not pursue litigation activities related to the litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the litigation with respect to Par. The Par Agreement required us and Par to submit the Par Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution. The Par Agreement also contains provisions regarding indemnification, confidentiality, dispute resolution and other customary provisions for an agreement of this kind.

On July 18, 2012, we and ProCom entered into a Settlement and License Agreement (the “Zydus Agreement”) with Zydus to resolve the patent litigation between the parties involving Zydus Pharmaceuticals (USA), Inc.’s application seeking approval to market a generic version of Silenor 3 mg and 6 mg tablets. Under the Zydus Agreement, we agreed to grant Zydus a non-exclusive license under the Litigated Patents to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the Litigated Patents are not infringed, invalid or unenforceable, or earlier under certain circumstances. Zydus will be required to pay us royalties on its net sales of such generic product until a date specified in the Zydus Agreement. Zydus will also be required to pay to us liquidated damages specified in the Zydus Agreement under certain circumstances. The Zydus Agreement provides that we and Zydus will not pursue litigation activities related to the litigation, and we jointly filed a stipulated consent judgment and joint motion to dismiss the litigation with respect to Zydus. The Zydus Agreement required us and Zydus to submit the Zydus Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of execution. The Zydus Agreement also contains provisions regarding indemnification, confidentiality, dispute resolution and other customary provisions for an agreement of this kind.

In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

In connection with these settlements, we will make certain payments over a period of time which resulted in a paragraph IV settlement expense being recognized by us in the third quarter of 2012.

Note 8. Share-based Compensation and Equity

We have issued and intend to continue to issue stock options, restricted stock units (“RSUs”) and restricted stock awards under our equity incentive award plans. We have equity awards outstanding under both our 2004 Equity Incentive Award Plan (the “2004 Plan”) and our 2005 Equity Incentive Award Plan (the “2005 Plan”). During 2012, we have had the following types of equity awards outstanding:

•

Stock Options: Stock options generally have ten-year terms, vest over a period of between one and four years and are service-based. The exercise price for our stock options is generally equal to the closing stock price at the date of grant.

SOMAXON PHARMACEUTICALS, INC.

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

The following table summarizes non-cash share-based compensation expense (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Included in selling, general and administrative expense	$583	$1,565	$1,954	$3,859
Included in research and development expense	—	103	—	397

Total share-based compensation expense	$583	$1,668	$1,954	$4,256

Included in these tables for 2012 is the effect of a modification of the option agreements with certain terminated employees as a result of an extension of the term of their post-employment consulting agreements. We recognized $0.1 million of share-based compensation expense during 2012 as a result of these modifications.

In March 2012, our board of directors amended our Director Compensation Policy retroactively to October 1, 2011 to provide that non-employee directors receive restricted stock units in lieu of other forms of compensation for their service on our board of directors. Stock based compensation for the three and nine months ended September 30, 2012 includes $0.1 million and $0.4 million, respectively, associated with compensation of our non-employee board members. As a result of this retroactive change, $0.1 million that had been included in accrued liabilities at December 31, 2011 was reclassified to additional paid-in capital during 2012.

In March 2012, the compensation committee of our board of directors determined that, in order to reduce costs, the base salaries of our executive officers would be reduced effective April 2012. The amount of such salary reduction for each executive officer will be paid to them on a quarterly basis in arrears in the form of restricted stock units. Stock based compensation for the three and nine months ended September 30, 2012 includes $35,000 and $71,000, respectively, associated with compensation of our executive officers.

Sale of Common Stock and Warrants

On July 24, 2012, we raised gross proceeds of $3.0 million, before deducting selling commissions and expenses, by selling an aggregate of approximately 1.2 million shares of our common stock (the “Shares”) and warrants to purchase up to an additional 0.6 million shares of our common stock (the “Warrants”) to a group of institutional investors. The Warrants have an exercise price of $3.68 per share, will be exercisable beginning six months and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. In accordance with accounting guidance, we have allocated the net proceeds of the offering between the value ascribed to the sale of the Shares and the value ascribed to the sale of the Warrants based on their relative fair values. The value assigned to the Warrants of $0.6 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 0.6%, volatility of 70%, a 5.5 year term and no dividend yield. The Warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the Warrants was considered a financing cost.

SOMAXON PHARMACEUTICALS, INC.

Note 9. Related Party Transaction

We have in-licensed certain intellectual property from ProCom (see Note 4, “License Agreements”). The royalty payments due under this agreement are recognized as an expense in cost of sales when the related shipments of product are recognized as revenue. As part of the in-license agreement, ProCom has the right to designate one nominee for election to our board of directors (Terrell Cobb, a principal of ProCom).

SOMAXON PHARMACEUTICALS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Overview

Background

We are a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat important medical conditions where there is an unmet medical need and/or high level of patient dissatisfaction, currently in the central nervous system therapeutic area. In March 2010, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for Silenor 3 mg and 6 mg tablets for the treatment of insomnia characterized by difficulty with sleep maintenance. Silenor was made commercially available by prescription in the United States in September 2010.

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

SOMAXON PHARMACEUTICALS, INC.

Revenue Recognition

Product Sales

We sell Silenor to wholesale pharmaceutical distributors. Our returned goods policy generally permits our customers to return products beginning six months before and up to twelve months after the expiration date of the product. We authorize returns for expired products in accordance with our returned goods policy and issue credit to our customers for expired returned product. We do not exchange product from inventory for returned product. Through September 30, 2012, the dollar amount of returns received since we commenced commercial shipments of Silenor (in August 2010) has been negligible. Based on the expiration date of the Silenor product that we sold at launch, the first date that such product could be returned to us under our returned goods policy is November 1, 2012.

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

Prior to the second quarter of 2011, we were unable to reasonably estimate returns. We therefore deferred revenue recognition until the right of return no longer existed, which was the earlier of Silenor being dispensed through patient prescriptions or the expiration of the right of return. We estimated patient prescriptions dispensed using an analysis of third-party information. In order to develop a methodology to reliably estimate product returns and provide a basis for recognizing revenue on sales to customers at the time of product shipment, we analyzed many factors, including, without limitation, industry data regarding product return rates, and tracked the Silenor product return history, taking into account product expiration dating at the time of shipment and levels of inventory in the wholesale channel compared to prescription units dispensed and the sell-down of our launch inventory. During the second quarter of 2011, the sell-down of our launch inventory was completed, which we believe demonstrated sufficient market acceptance of our product for purposes of our revenue recognition analysis. In addition, since product launch, we have sold product to wholesale pharmaceutical distributors at standard commercial terms utilized in the industry. As a result, we believe we can analogize to industry data regarding product return rates. Based on the sell-down of our launch inventory and the industry and internal data gathered, we believe we have the information needed to reasonably estimate product returns. As a result, in the second quarter of 2011, we began recognizing revenue for Silenor sales at the time of delivery of the product to wholesale pharmaceutical distributors and our other customers.

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

SOMAXON PHARMACEUTICALS, INC.

could have an effect on product revenue in the period of adjustment. Our product sales discounts and allowances and the specific considerations we use in estimating these amounts include:

Prompt Pay Discounts. As an incentive for prompt payment, we offer a 2% cash discount to customers. We calculate the discount based on the gross amount of each invoice as we expect that all customers will comply with the contractual terms to earn the discount. We record the discount as an allowance against accounts receivable and a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the allowance for prompt pay discounts was $26,000 and $39,000, respectively.

Patient Discount Programs. We offer discount programs to patients of Silenor under which the patient receives a discount on his or her prescription. We reimburse pharmacies for these discounts through third-party vendors. We estimate the total amount that will be redeemed based on the dollar amount of the discounts, the timing and quantity of distribution and historical redemption rates. We accrue the discounts and recognize a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the accrual for patient discount programs was $316,000 and $414,000, respectively.

Distribution Service Fees. We pay distribution services fees to each wholesaler for distribution and inventory management services. We accrue for these fees based on contractually defined terms with each wholesaler and recognize a corresponding reduction of revenue. At September 30, 2012 and December 31, 2011, the accrual for distribution service fees was $186,000 and $319,000, respectively.

Chargebacks. We provide discounts to federal government qualified entities with whom we have contracted. These federal entities purchase products from the wholesalers at a discounted price, and the wholesalers then charge back to us the difference between the current retail price and the contracted price the federal entity paid for the product. We accrue chargebacks based on contract prices and sell-through sales data obtained from third party information. At September 30, 2012 and December 31, 2011, the accrual for chargebacks was $41,000 and $24,000, respectively.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, we pay a rebate to the third-party administrator of the program. We accrue rebates based on contract prices, estimated percentages of product sold to qualified patients and estimated levels of inventory in the distribution channel. Our accrual consists of: (1) the amount expected to be incurred based on the current quarter’s product sold, (2) an accrual for unpaid rebates relating to prior quarters, and (3) an accrual for rebates relating to estimated inventory in the distribution channel. Our estimate of utilization is based on partial claims history data received, third-party data, and information about our expected patient population. At September 30, 2012 and December 31, 2011, the accrual for rebates was $1,682,000 and $1,896,000, respectively.

Product Returns. We estimate future product returns based upon actual returns history, product expiration dating analysis, estimated inventory levels in the distribution channel, and industry data regarding product return rates for similar products. There is a time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers. Changes in facts and circumstances arising during this interval may result in adjustments to our estimated allowance being recorded over several periods, which would impact our operating results in those periods. At September 30, 2012 and December 31, 2011, the allowance for product returns was $774,000 and $255,000, respectively. Based on the expiration date of the Silenor product that we sold at launch, the first date that such product could be returned to us under our returned goods policy is November 1, 2012. If actual results vary from our estimates, we would adjust these estimates, which would have an effect on net product revenue in the period of adjustment.

To the extent that we expand our managed care rebate programs and discount programs to offset patients’ out of pocket costs, we would expect product sales discounts and allowances to increase.

SOMAXON PHARMACEUTICALS, INC.

The following table summarizes the activity for the nine months ended September 30, 2012 associated with product sales discounts and allowances, with amounts shown in thousands:

	Prompt Pay Discounts	Patient Discount Fees	Distribution Service Fees	Charge- backs and Rebates	Product Returns	Total
Balance at January 1, 2012	$39	$414	$319	$1,920	$255	$2,947
Current period provision	253	658	856	2,456	530	4,753
Payments and other credits	(266)	(756)	(989)	(2,653)	(11)	(4,675)

Balance at September 30, 2012	$26	$316	$186	$1,723	$774	$3,025

Cost of Product Sales

Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement with ProCom One, Inc., or ProCom.

Inventory

Our inventories are valued at the lower of weighted average cost or net realizable value. We analyze our inventory levels quarterly and write down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. We did not record any significant write-downs of obsolete or excess inventory during the three or nine months ended September 30, 2012.

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value, the probability of achieving performance conditions and the expected service period for awards with conditional vesting provisions. For stock options, we estimate the grant date fair value using the Black-Scholes valuation model which requires the use of multiple subjective inputs, including an estimate of future volatility and the expected terms of the awards. Our stock did not have a readily available market prior to our initial public offering in December 2005, creating a relatively short history from which to obtain data to estimate volatility for our stock price. Consequently, we estimate our expected future volatility based on a combination of both comparable companies and our own stock price volatility to the extent such history is available. Our future volatility may differ from our estimated volatility at the grant date. We estimate the expected term of our options using guidance provided by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletin, or SAB, No. 107 and SAB No. 110. This guidance provides a formula-driven approach for determining the expected term. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeitures are adjusted to actual amounts as they become known.

We recognize the value of the portion of the awards that are expected to vest on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest. Some of our share-based awards vested upon achieving certain performance conditions, generally pertaining to the commercial performance of Silenor or the achievement of other strategic objectives. Share-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. If the performance condition is not considered probable of being achieved, then no expense is recognized until such time as the performance condition is considered probable of being met. At that time, expense is recognized over the period during which the performance condition is likely to be achieved. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our stock options realized upon exercise could differ significantly from those amounts recorded in our financial statements.

SOMAXON PHARMACEUTICALS, INC.

Results of Operations

Comparisons of the Three Months Ended September 30, 2012 and 2011

Product Sales. Net product sales represent sales of Silenor for which we have recognized revenue, and are summarized in the following table (in thousands).

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Gross product sales	$3,286	$5,397	$(2,111)	(39)%
Sales discounts and allowances
Prompt pay discount	(64)	(108)	44	(41)%
Patient discount programs	(139)	(272)	133	(49)%
Distribution service fees	(233)	(356)	123	(35)%
Rebates and chargebacks	(531)	(949)	418	(44)%
Product returns and other discounts	(185)	(36)	(149)	414%

Total discounts and allowances	(1,152)	(1,721)	569	(33)%

Total net product sales	$2,134	$3,676	$(1,542)	(42)%

We recognized net product sales of $2.1 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in net product sales for the three months ended September 30, 2012 is associated with a reduction in promotional activity resulting from the cost savings initiatives implemented by us in the fourth quarter of 2011 as well as the lower level of demand due to inventory management measures taken by our wholesaler distributors in response to the reduction in the level of Silenor prescription activity.

Sales discounts and allowances totaled $1.2 million for the three months ended September 30, 2012, compared to $1.7 million for the same period in 2011. As a percentage of gross sales, the discounts and allowances were 35.1% and 31.9% for the three months ended September 30, 2012 and 2011, respectively. The increase in sales discounts as a percentage of gross product sales is primarily due to the expansion of our participation in rebate programs with managed care organizations and an increase in our allowance for product returns due to a reduction in the level of Silenor prescription activity, the introduction of the bottle configuration of Silenor into the market in the first quarter of 2012, and an increase in the days of on-hand inventory held by certain of our wholesale distributors in the second half of 2012.

Cost of Product Sales. Cost of product sales includes the costs to manufacture, package, and ship Silenor, including personnel costs associated with manufacturing oversight, as well as royalties and amortization of capitalized license fees associated with our license agreement. Cost of product sales is summarized in the following table (in thousands).

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Cost of product sales	$240	$454	$(214)	(47)%

We recognized cost of product sales of $0.2 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, relating to product sales. The decrease in cost of product sales expense was due to the decline in product sales as well as the reduction in personnel and related costs resulting from cost reduction initiatives we implemented in the fourth quarter of 2011. Gross profit was $1.9 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively. Expressed as a percentage of net product sales, gross margin was 88.8% and 87.6% for the three months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation expense, the costs of our sales representatives, royalties paid to our former co-promotion

SOMAXON PHARMACEUTICALS, INC.

partner, personnel costs and other promotional spending and consulting costs, advertising and market research costs, insurance and facility costs, and professional fees related to our marketing, administrative, finance, human resources, legal and internal systems support functions.

Selling, general and administrative expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Sales and marketing	$1,375	$13,936	$(12,561)	(90)%
General and administrative	3,002	4,165	(1,163)	(28)%

Total selling, general and administrative expense	$4,377	$18,101	$(13,724)	(76)%

Selling and marketing expenses totaled $1.4 million and $13.9 million for the three months ended September 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $16,000 and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in our selling and marketing expenses of $12.6 million in comparison to the prior year was primarily due to the reduction in the scope of our commercial operations and marketing activities which we implemented during the fourth quarter of 2011.

General and administrative expenses totaled $3.0 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $0.6 million for each of the three months ended September 30, 2012 and 2011. The decrease in our general and administrative expenses of $1.2 million in comparison to the prior year was primarily due to the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Paragraph IV Settlement. In July 2012, we entered into agreements to resolve patent litigation. In connection with these settlements, we will make certain payments over a period of time which resulted in a Paragraph IV settlement expense being recognized by us in the third quarter of 2012.

Research and Development Expense. Research and development expenses are summarized in the following table (in thousands, except percentages).

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Personnel and other costs	$—	$139	$(139)	(100)%
Share-based compensation expense	—	103	(103)	(100)%

Total research and development expense	$—	$242	$(242)	(100)%

Our most significant research and development expenses have typically consisted of salaries, benefits and share-based compensation expense related to our research and development personnel. In connection with our other cost reduction initiatives implemented during the fourth quarter of 2011, we discontinued all of our ongoing research and development activities. Previously, research and development costs were incurred in connection with ongoing product development efforts.

SOMAXON PHARMACEUTICALS, INC.

Comparisons of the Nine Months Ended September 30, 2012 and 2011

Product Sales. Net product sales are summarized in the following table (in thousands).

	Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Gross product sales	$12,558	$16,509	$(3,951)	(24)%
Sales discounts and allowances
Prompt pay discount	(253)	(327)	74	(23)%
Patient discount programs	(658)	(865)	207	(24)%
Distribution service fees	(856)	(1,087)	231	(21)%
Rebates and chargebacks	(2,456)	(1,596)	(860)	54%
Product returns and other discounts	(530)	(394)	(136)	35%

Total discounts and allowances	(4,753)	(4,269)	(484)	11%

Total net product sales	$7,805	$12,240	$(4,435)	(36)%

We recognized net product sales of $7.8 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. In the second quarter of 2011, we began recognizing revenue for sales of Silenor at the time of delivery of the product to our wholesale pharmaceutical distributors and our other customers resulting in a one-time increase in net product sales of $3.2 million from the recognition of previously deferred product sales revenue. Additionally, net product sales for the nine months ended September 30, 2012 declined as a result of a reduction in promotional activity resulting from the cost savings initiatives implemented by us in the fourth quarter of 2011, as well as the lower level of demand due to inventory management measures taken by our wholesaler distributors in response to the reduction in the level of Silenor prescription activity.

Sales discounts and allowances totaled $4.8 million for the nine months ended September 30, 2012, compared to $4.3 million for the same period in 2011. As a percentage of gross sales, the discounts and allowances were 37.8% and 25.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in sales discounts as a percentage of gross product sales is primarily due to the expansion of our participation in rebate programs with managed care organizations and an increase in our allowance for product returns due to a reduction in the level of Silenor prescription activity, the introduction of the bottle configuration of Silenor into the market in the first quarter of 2012, and an increase in the days of on-hand inventory held by certain of our wholesale distributors in the second half of 2012.

License Fee Revenue. License fee revenue were $0.4 million for the nine months ended September 30, 2012, and represent revenues associated with our agreements with CJ. There were no similar revenues in the comparable prior year period.

Cost of Product Sales. Cost of sales is summarized in the following table (in thousands).

	Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Cost of product sales	$779	$1,478	$(699)	(47)%

We recognized cost of product sales of $0.8 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cost of product sales expense was due to the decline in product sales as well as the reduction in personnel and related costs resulting from cost reduction initiatives we implemented in the fourth quarter of 2011. Gross profit was $7.0 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. Expressed as a percentage of net product sales, gross margin was 90.0% and 87.9% for the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are summarized in the following table (in thousands, except percentages).

	Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Sales and marketing	$4,846	$42,295	$(37,449)	(89)%
General and administrative	9,430	14,472	(5,042)	(35)%

Total selling, general and administrative expense	$14,276	$56,767	$(42,491)	(75)%

SOMAXON PHARMACEUTICALS, INC.

Selling and marketing expenses totaled $4.8 million and $42.3 million for the nine months ended September 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $63,000 and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in our selling and marketing expenses of $37.4 million in comparison to the prior year was primarily due to the reduction in the scope of our commercial operations and marketing activities which we implemented during the fourth quarter of 2011. During the first quarter of 2012, we also negotiated reductions in amounts included in accounts payable at December 31, 2011 resulting in a $0.3 million reduction of selling and marketing expenses for the first quarter of 2012.

General and administrative expenses totaled $9.4 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. Of this, share-based compensation expense totaled $1.9 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in our general and administrative expenses of $5.0 million in comparison to the prior year was primarily due to the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Paragraph IV Settlement. In July 2012, we entered into agreements to resolve patent litigation. In connection with these settlements, we will make certain payments over a period of time which resulted in a Paragraph IV settlement expense being recognized by us in the third quarter of 2012.

Research and Development Expense. Research and development expenses are summarized in the following table (in thousands, except percentages).

	Nine Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Personnel and other costs	$—	$721	$(721)	(100)%
Share-based compensation expense	—	397	(397)	(100)%

Total research and development expense	$—	$1,118	$(1,118)	(100)%

In connection with our other cost reduction initiatives implemented during the fourth quarter of 2011, we discontinued all of our ongoing research and development activities. Previously, research and development costs were incurred in connection with ongoing product development efforts.

Liquidity and Capital Resources

As of September 30, 2012, we had $8.2 million in cash and cash equivalents which consisted of cash on deposit at financial institutions, including funds invested in money market accounts. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any potential litigation expenses we may incur.

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

We are solely responsible for the costs relating to the sales and marketing of Silenor in the United States, which include the costs associated with our field-based sales force. The efforts of our sales force are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient

SOMAXON PHARMACEUTICALS, INC.

access to Silenor by negotiating agreements with leading commercial managed care organizations and with government payors. Our commercial activities relating to Silenor are likely to result in the need for substantial additional funds. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	our success in generating cash flows from sales of Silenor;

•	the costs of establishing or contracting for commercial programs and resources, and the scope of the commercial programs and resources we pursue;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and any costs relating to arrangements entered into to settle intellectual property litigation;

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

On October 5, 2012, our stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-8, and a decrease in the number of authorized shares of our common stock to 25,000,000 shares, subject to the authority of our Board of Directors’ to abandon such amendment. On

SOMAXON PHARMACEUTICALS, INC.

October 10, 2012, our Board of Directors authorized such amendment, and we filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Delaware on October 11, 2012. The reverse stock split became effective as the close of trading on Nasdaq on October 11, 2012, and our common stock began trading on a post-split basis beginning on October 12, 2012.

On October 26, 2012, we received notice from Nasdaq indicating that because we had maintained a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with Nasdaq Marketplace Rule 5550 (a)(2).

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

If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and it may have unfavorable results that could further adversely impact our financial condition.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Net cash used in operating activities totaled $5.6 million for the nine months ended September 30, 2012, compared to $40.2 million used in operating activities in the comparable prior year period. The decrease in net cash used in operating activities was primarily due to the decrease in our net loss in 2012 as compared to 2011 as a result of the reduction in our headcount and other cost savings initiatives implemented by us during the fourth quarter of 2011.

Investing activities provided $0.2 million during the nine months ended September 30, 2012, compared to $32.9 million provided during the nine months ended September 30, 2011. The cash provided by investing activities in 2011 represented the net maturities of our marketable securities portfolio. There was no similar activity during 2012.

Financing activities generated proceeds of $2.9 million during the nine months ended September 30, 2012, compared to $20.3 million generated in the comparable prior year period. Our 2012 results reflect the cash flow from the sale of common shares and warrants, while our results for 2011 reflect proceeds of $5.5 million from the sale of common shares and $14.8 million of debt financing.

SOMAXON PHARMACEUTICALS, INC.

Litigation

We received notices from Actavis LLC and Actavis Inc., or collectively, Actavis, Mylan, Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc., or collectively, Par, and Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited (d/b/a Zydus Cadila), or collectively, Zydus, that each had filed with the FDA an Abbreviated New Product Application, or ANDA, for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed U.S. Patent No. 6,211,229, or the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties have infringed U.S. Patent No. 7,915,307, or the ‘307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ‘229 patent and the ‘307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

The continued prosecution of the lawsuit against Actavis and the defense of the lawsuit brought by Classen will increase our cash expenditures. Any adverse outcome in such litigation could result in one or more generic versions of Silenor being launched before the expiration of the listed patents, which could adversely affect our ability to successfully execute our business strategy to generate sales of Silenor and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows, such events could also significantly impact our ability to continue as a going concern.

SOMAXON PHARMACEUTICALS, INC.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance which amended existing guidance related to the presentation of comprehensive income. We adopted this guidance on January 1, 2012. We currently present comprehensive income (loss) consecutive to the presentation of net income (loss) within one continuous Condensed Statements of Operations and Comprehensive Loss for all periods presented. In December 2011, the FASB deferred a portion of the comprehensive income guidance for the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation guidance.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully commercialize Silenor; the market potential for insomnia treatments, and our ability to compete within that market; risks related to our settlement agreements with Mylan, Par and Zydus, including any legal or regulatory challenges to the settlement agreements by the U.S. Department of Justice and/or the U.S. Federal Trade Commission, and the outcome of any such challenges; the potential to enter into an agreement with any third party relating to over-the-counter, or OTC, rights for Silenor; our ability, together with any partner, to receive FDA approval for an OTC version of Silenor; our ability, together with our strategic advisor Stifel Nicolaus Weisel, to successfully enter into one or more transactions to enhance stockholder value; our ability to successfully hire, manage and utilize a sales force to market Silenor; our ability to successfully enforce our intellectual property rights and defend our patents, including any developments relating to the submission of ANDAs for generic versions of Silenor 3 mg and 6 mg tablets and related patent litigation; the scope, validity and duration of patent protection and other intellectual property rights for Silenor; whether the approved label for Silenor is sufficiently consistent with such patent protection to provide exclusivity for Silenor; the possible introduction of generic competition of Silenor; our ability to ensure adequate and continued supply of Silenor to successfully meet anticipated market demand; our ability to raise sufficient capital to fund our operations, including patent infringement litigation, and the impact of any financing activity on the level of our stock price; the impact of any inability to raise sufficient capital to fund ongoing operations, including any patent infringement litigation; our ability to utilize the sales agreement with Citadel as a source of future financings, whether due to market conditions, legal or regulatory constraints or our ability to satisfy various conditions required to sell shares under the agreement; Citadel’s performance of its obligations under the agreement or otherwise; the impact on the level of our stock price, which may decline, in connection with the implementation of the sales agreement or the occurrence of any sales under the agreement; changes in healthcare regulation and reimbursement policies; our ability to operate our business without infringing the intellectual property rights of others; our reliance on our licensees, Paladin and CJ, for critical aspects of the commercial sales process

SOMAXON PHARMACEUTICALS, INC.

for Silenor outside of the United States; the performance of Paladin and CJ and their adherence to the terms of their contracts with us; inadequate therapeutic efficacy or unexpected adverse side effects relating to Silenor that could result in recalls or product liability claims; other difficulties or delays in development, testing, manufacturing and marketing of Silenor; the timing and results of post-approval regulatory requirements for Silenor, and the FDA’s agreement with our interpretation of such results; and other risks detailed in this report under Part II – Item 1A – Risk Factors below and previously disclosed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While our cash and cash equivalents at September 30, 2012 consisted primarily of cash, the primary objective of our investment activities, if any, is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Historically, our primary exposure to market risk has been interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in cash, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our holdings in highly liquid investments including money market funds. If our cash balance increases significantly relative to our cash needs, we may also invest in cash equivalents and marketable securities including money market funds and United States government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SOMAXON PHARMACEUTICALS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We received notices from Actavis, Mylan, Par, and Zydus that each had filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ‘307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom One entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ‘229 patent and the ‘307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

Pursuant to the provisions of the Hatch-Waxman Act, FDA final approval of the Actavis and Mylan ANDAs can occur no earlier than May 3, 2013, FDA final approval of the Par ANDA can occur no earlier than June 23, 2013 and FDA final approval of the Zydus ANDA can occur no earlier than November 13, 2013, unless in each case there is an earlier court decision that the ‘229 patent and the ‘307 patent are not infringed and/or invalid or unless any party to the action is found to have failed to cooperate reasonably to expedite the infringement action. We do not know when there will be a court decision on the merits in our remaining case with Actavis.

On August 1, 2012, a complaint for patent infringement was filed against us by Classen Immunotherapies, Inc. in the United States District Court for the Central District of California. The complaint alleges that we infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. We believe that none of our activities has infringed plaintiff’s patents.

We intend to vigorously enforce our intellectual property rights relating to Silenor, but we cannot predict the outcome of ongoing or any future actions.

SOMAXON PHARMACEUTICALS, INC.

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

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and any costs relating to arrangements entered into to settle intellectual property litigation;

•	the extent to which we acquire or in-license new products, technologies or businesses;

•	the rate of progress and cost of any future non-clinical studies, any future clinical trials and other development activities;

•	the scope, prioritization and number of development programs we pursue; and

•	the effect of competing technological and market developments.

On July 24, 2012, we sold to institutional investors an aggregate of approximately 1.2 million shares of our common stock and warrants to purchase up to approximately 0.6 million additional shares of our common stock at a combined purchase price of $2.56 per share and per warrant. The total gross proceeds from the offering were approximately $3.0 million, before deducting selling commissions and expenses. In August 2011, we entered into an at-the-market equity sales agreement with Citadel Securities LLC, or Citadel. However, there can be no assurance that we can or will consummate sales under the agreement based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Citadel or we are permitted to terminate the sales agreement at any time.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities,

SOMAXON PHARMACEUTICALS, INC.

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

At September 30, 2012 we had cash and cash equivalents totaling $8.2 million. We will need to obtain additional funds to finance our operations. Actual financial results for the period of time through which our financial resources will be adequate to support our operations could vary based upon many factors, including but not limited to Silenor sales performance, the actual cost of commercial activities and any litigation expenses we may incur.

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

We intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, assigning receivables or royalty rights, or other arrangements and cannot assure that such funding will be available on reasonable terms, or at all. If we are unsuccessful in raising additional required funds, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to Silenor, or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management, and may have unfavorable results that could further adversely impact our financial condition.

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

Prior to December 31, 2011, revenues we received from sales of Silenor largely depended upon the efforts of sales representatives employed by P&G and Publicis. Because we did not believe that the growth of Silenor revenues throughout 2011 was sufficient to support sales and marketing expenses at then-current levels, we terminated our agreements with Publicis and P&G in December 2011 in an effort to conserve cash, and effective January 3, 2012, we hired a reduced sales force of 25 field-based sales representatives from Publicis as our employees to promote Silenor. In June 2012, we began reallocating our commercial resources relating to Silenor, including by eliminating 10 vacant and/or unprofitable field sales territories, and focusing greater resources on other activities to better support our in-person promotional efforts. We are now solely relying on our limited number of sales representatives to market and sell Silenor, and our sales in the short term may suffer as we make this transition and may continue to suffer in the long term if such transition is not successful. In addition, our strategy of focusing on an overall smaller, but more concentrated, geography may not be successful.

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

SOMAXON PHARMACEUTICALS, INC.

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

SOMAXON PHARMACEUTICALS, INC.

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

We received notices from each of Actavis, Mylan, Par, and Zydus that each has filed with the FDA an ANDA for a generic version of Silenor 3 mg and 6 mg tablets. The notices included paragraph IV certifications with respect to eight of the nine patents listed in the Orange Book for Silenor.

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ‘307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and our licensor for the ‘229 patent, ProCom, entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ‘229 patent and the ‘307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

SOMAXON PHARMACEUTICALS, INC.

Litigation or other proceedings to enforce or defend intellectual property rights is often very complex in nature, expensive and time-consuming, may divert our management’s attention from our core business and may have unfavorable results that could adversely impact our ability to prevent third parties from competing with us.

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

SOMAXON PHARMACEUTICALS, INC.

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

We may face additional challenges with regard to reimbursement which could affect our ability to successfully commercialize Silenor or any other product candidate that we commercialize, including:

•

the variability of formulary coverage may discourage physicians from providing Silenor or any other product candidate that we commercialize to certain or all patients depending on their insurance coverage;

•

an increase in insurance plans that place more cost liability onto patients may limit patients’ willingness to pay for Silenor or any other product candidate that we commercialize and thereby discourage uptake; and

•	unforeseen changes in federal health care policy guidelines may negatively impact a physician practice’s willingness to provide novel treatments.

SOMAXON PHARMACEUTICALS, INC.

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

SOMAXON PHARMACEUTICALS, INC.

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

The active ingredient of Silenor is doxepin, which has been used at higher doses for over 40 years for the treatment of depression and anxiety. Doxepin is available generically in strengths as low as 10 mg in capsule form, as well as in a concentrated liquid form dispensed by a marked dropper and calibrated for 5 mg. Some physicians are prescribing generic 10 mg doxepin capsules and generic oral solution doxepin off-label for insomnia. In addition, some managed health care plans are requiring the substitution of these generic doxepin products for Silenor, and some pharmacies are suggesting such substitution. Such off label uses of generic doxepin may reduce the sales of Silenor and may put a downward pressure on the price we are able to charge for Silenor, which could ultimately limit our ability to generate significant revenues.

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

We, together with ProCom, filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that each of Actavis, Mylan, Par and Zydus infringed the ‘229 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In addition, we filed suit in the United States District Court for the District of Delaware against each of Actavis, Mylan, Par and Zydus alleging that such parties infringed the ‘307 patent by seeking approval from the FDA to market generic versions of Silenor 3 mg and 6 mg tablets prior to the expiration of this patent.

In July 2012 we and ProCom entered into separate settlement agreements with each of Mylan, Par and Zydus to resolve the pending patent litigation between the parties. Mylan has the exclusive right under the ‘229 patent and the ‘307 patent to sell an authorized generic version of Silenor under our NDA in the United States for a limited period beginning January 1, 2020, or earlier under certain circumstances. After Mylan’s license to sell such authorized generic product expires, Mylan will have a non-exclusive license to sell a generic version of Silenor under Mylan’s ANDA in the United States. Par and Zydus each have a non-exclusive license under the ‘229 patent and the ‘307 patent to sell a generic version of Silenor in the United States 180 days after the earlier of the date that a third party’s generic version of Silenor is first sold in the United States under a license from us or a final court decision that the ‘229 patent and the ‘307 patent are not infringed, invalid or unenforceable, or earlier under certain circumstances. In July 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation with respect to each of Mylan, Par and Zydus.

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

SOMAXON PHARMACEUTICALS, INC.

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

SOMAXON PHARMACEUTICALS, INC.

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

SOMAXON PHARMACEUTICALS, INC.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products and/or proprietary technologies infringe their intellectual property rights. For example, in August 2012, a complaint for patent infringement was filed against us by Classen in the United States District Court for the Central District of California. The complaint alleges that we infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. We believe that none of our activities has infringed plaintiff’s patents, and we will defend the action vigorously.

If our products, proprietary technologies or their uses infringe any intellectual property rights, we or our collaborators could be required to pay damages and could be unable to commercialize our products or use our proprietary technologies unless we or they obtained a license. A license may not be available to us or our collaborators on acceptable terms, or at all. In addition, during litigation, the intellectual property rights holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods.

SOMAXON PHARMACEUTICALS, INC.

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, technology or methods. Because of the substantial number of patents issued and patent applications filed in our field, we believe there is a risk that other third parties may allege they have patent rights encompassing our products, technology or methods.

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

On October 5, 2012, our stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-8, and a decrease in the number of authorized shares of our common stock to 25,000,000 shares, subject to the authority of our Board of Directors to abandon such amendment. On October 10, 2012, our Board of Directors authorized such amendment, and we filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Delaware on October 11, 2012. The reverse stock split became effective at the close of trading on the Nasdaq Stock Market, or Nasdaq, on October 11, 2012, and our common stock began trading on a post-split basis beginning on October 12, 2012. On October 26, 2012, we received notice from Nasdaq indicating that because we had maintained a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with Nasdaq Marketplace Rule 5550(a)(2).

SOMAXON PHARMACEUTICALS, INC.

If we were to be delisted from Nasdaq, trading, if any, in our shares may continue to be conducted on the Over-the-Counter Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital in an already challenging capital market.

In connection with the reporting of our financial condition and results of operations, we are required to make estimates and judgments which involve uncertainties, and any significant differences between our estimates and actual results could have an adverse impact on our financial position, results of operations and cash flows.

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In particular, as part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates under different assumptions or conditions could negatively impact our financial position, results of operations and cash flows.

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

Because we will need to raise additional capital to fund our business, among other things, we may conduct substantial equity offerings. For example, on July 24, 2012, we sold to institutional investors an aggregate of approximately 1.2 million shares of our common stock and warrants to purchase up to approximately 0.6 million additional shares of our common stock at a combined purchase price of $2.56 per share and per warrant. The total gross proceeds from the offering were approximately $3.0 million, before deducting selling commissions and expenses. In addition, in August 2011 we entered into the sales agreement with Citadel pursuant to which we agreed to sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent, of which we have sold $0.8 million to date. Sales of the common stock made pursuant to the sales agreement, if any, will be made on Nasdaq, under our currently-effective Registration Statements on Form S-3 by means of ordinary brokers’ transactions at then-prevailing market prices. Additionally, under the terms of the sales agreement, we may also sell shares of our common stock through Citadel, on Nasdaq or otherwise, at negotiated prices or at prices related to the prevailing market price. However, there can be no assurance that we can or will consummate such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

SOMAXON PHARMACEUTICALS, INC.

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on Nasdaq.

In December 2011, we received a letter from the Listing Qualifications Department of Nasdaq, informing us that because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In June 2012, we received a second letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that we had been granted an additional 180-day compliance period, or until December 10, 2012, to regain compliance with the $1.00 per share minimum closing bid price requirement under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On October 5, 2012, our stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-8, and a decrease in the number of authorized shares of our common stock to 25,000,000 shares, subject to the authority of our Board of Directors to abandon such amendment. On October 10, 2012, our Board of Directors authorized such amendment, and we filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Delaware on October 11, 2012. The reverse stock split became effective at the close of trading on the Nasdaq Stock Market, or Nasdaq, on October 11, 2012, and our common stock began trading on a post-split basis beginning on October 12, 2012. On October 26, 2012, we received notice from Nasdaq indicating that because we had maintained a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with Nasdaq Marketplace Rule 5550(a)(2).

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

SOMAXON PHARMACEUTICALS, INC.

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

We will not be able to make sales of our common stock pursuant to the sales agreement unless certain conditions are met, which include the accuracy of representations and warranties made to Citadel under the sales agreement; compliance with laws; and the continued listing of our stock on Nasdaq.

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

On October 5, 2012, our stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at an exchange ratio of 1-for-8, and a decrease in the number of authorized shares of our common stock to 25,000,000 shares, subject to the authority of our Board of Directors to abandon such amendment. On October 10, 2012, our Board of Directors authorized such amendment, and we filed a Certificate of Amendment to effect such amendment with the Secretary of State of the State of Delaware on October 11, 2012. The reverse stock split became effective at the close of trading on the Nasdaq Stock Market, or Nasdaq, on October 11, 2012, and our common stock began trading on a post-split basis beginning on October 12, 2012. On October 26, 2012, we received notice from Nasdaq indicating that because we had maintained a closing bid price of our common stock of at least $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with Nasdaq Marketplace Rule 5550(a)(2).

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

SOMAXON PHARMACEUTICALS, INC.

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

We only began generating revenues from the commercialization of Silenor late in the third quarter of 2010, we have not been profitable since inception, and it is possible that we will not achieve profitability. We incurred net losses of $8.8 million for the nine months ended September 30, 2012, and have accumulated losses totaling $284.9 million since inception. We expect to continue to incur significant operating losses and capital expenditures. As a result, we will need to generate sufficient revenues relative to our operating expenses to achieve and maintain profitability. We cannot assure you that we will achieve significant revenues, or that we will ever achieve profitability. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues are not sufficient or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	the scope and effectiveness of commercial activities relating to Silenor or any other product that we may commercialize, alone or with a collaborator;

•	commercial activities of our competitors;

•	our entering into collaborations;

•	developments in our current intellectual property lawsuits with Actavis and Classen;

•	any other intellectual property infringement lawsuits in which we may become involved;

•	our addition or termination of development programs or funding support;

•	variations in the level of expenses related to development of any product candidate that we develop;

•	non-cash charges which we incur, including relating to share-based compensation; and

•	regulatory developments.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in December 2005, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of biotechnology and pharmaceutical

SOMAXON PHARMACEUTICALS, INC.

companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering on December 15, 2005 through September 30, 2012, the trading prices for our common stock have ranged from a high of $169.92 to a low of $1.44.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	variations in our quarterly operating results;

•	events affecting our existing license agreements, and any future collaborations or other strategic transactions, commercial agreements and grants;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	developments in our current intellectual property lawsuits with Actavis and Classen;

•	any other intellectual property infringement lawsuits in which we may become involved;

•	regulatory approval or other changes in the regulatory status of our products or product candidates;

•	decreased coverage and changes in securities analysts’ estimates of our financial performance;

•	our ability to maintain our listing on Nasdaq;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	announcements concerning financing activities;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

SOMAXON PHARMACEUTICALS, INC.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registrant

3.3(13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

4.1(3)	Form of the Registrant’s Common Stock Certificate

4.2(4)	Amended and Restated Investor Rights Agreement dated June 2, 2005

4.3(5)	Warrant issued to Silicon Valley Bank dated May 21, 2008

4.4(5)	Warrant issued to Oxford Finance Corporation dated May 21, 2008

4.5(5)	Warrant issued to Kingsbridge Capital Limited dated May 21, 2008

4.6(6)	Form of Warrant issued to certain Purchasers under the Securities Purchase Agreement dated July 2, 2009

4.7(8)	Warrant issued to Silicon Valley Bank dated December 19, 2011

4.8(8)	Warrant issued to Oxford Finance LLC dated December 19, 2011

4.9(7)	Warrant issued to Silicon Valley Bank dated August 2, 2011

4.10(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

4.11(7)	Warrant issued to Oxford Finance LLC dated August 2, 2011

4.12(10)	Form of Warrant issued by the Registrant on July 24, 2012

10.1(9) †	Settlement and License Agreement by and among the Registrant, ProCom One, Inc., Mylan Inc. and Mylan Pharmaceuticals, Inc. dated July 17, 2012

10.2(9)	Manufacturing Services Agreement between the Registrant and Mylan Pharmaceuticals, Inc. dated July 17, 2012

10.3(9) †	Settlement and License Agreement by and among the Registrant, ProCom One, Inc., Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. dated July 17, 2012

10.4(9) †	Settlement and License Agreement by and among the Registrant, ProCom One, Inc., Cadila Healthcare Limited (d/b/a Zydus Cadila) and Zydus Pharmaceuticals (USA), Inc. dated July 18, 2012

10.5(10)	Form of Subscription Agreement dated July 24, 2012

10.6(11)	Office Lease Agreement between the Registrant and SB Corporate Centre III-IV, LLC dated August 27, 2012

10.7(11)	Lease Termination Agreement between the Registrant and TREA Pacific Plaza, LLC dated August 24, 2012

10.8(12)	Amendment No. 3 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals Inc. dated September 12, 2012

31.1	Certification of chief executive officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of chief financial officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SOMAXON PHARMACEUTICALS, INC.

32.2*	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRLTaxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liability of that section. These certifications are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

(1)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 30, 2005.

(2)	Filed with Registrant’s Current Report on Form 8-K on December 6, 2007.

(3)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on December 13, 2005.

(4)	Filed with the Registrant’s Registration Statement on Form S-1 on October 7, 2005.

(5)	Filed with Registrant’s Current Report on Form 8-K on May 22, 2008.

(6)	Filed with Registrant’s Current Report on Form 8-K on July 8, 2009.

(7)	Filed with Registrant’s Current Report on Form 8-K on August 2, 2011.

(8)	Filed with Registrant’s Annual Report on Form 10-K on March 9, 2012.

(9)	Filed with Registrant’s Current Report on Form 8-K on July 19, 2012

(10)	Filed with Registrant’s Current Report on Form 8-K on July 20, 2012

(11)	Filed with Registrant’s Current Report on Form 8-K on August 29, 2012

(12)	Filed with Registrant’s Current Report on Form 8-K on September 14, 2012

(13)	Filed with Registrant’s Current Report on Form 8-K on October 11, 2012

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SOMAXON PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMAXON PHARMACEUTICALS, INC.

Dated: November 1, 2012

/s/ Richard W. Pascoe
Richard W. Pascoe
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2012

/s/ Tran B. Nguyen
Tran B. Nguyen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)